Form 10-K
period 2023-12-31
WASHINGTON TRUST BANCORP INC
filed 2024-02-26
CIK 737468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-K
(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended	December 31, 2023	or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________
Commission file number:  001-32991
WASHINGTON TRUST BANCORP, INC.
(Exact name of registrant as specified in its charter)

Rhode Island			05-0404671
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
23 Broad Street,	Westerly,	Rhode Island	02891
(Address of principal executive offices)			(Zip Code)
(401) 348-1200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
COMMON STOCK, $.0625 PAR VALUE PER SHARE	WASH	The NASDAQ Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes  ☒No
The aggregate market value of voting stock held by non-affiliates of the registrant at June 30, 2023 was $449,550,350 based on a closing sales price of $26.81 per share as reported on the NASDAQ Stock Market, which includes $21,388,241 held by The Washington Trust Company, of Westerly under trust agreements and other instruments.
The number of shares of the registrant’s common stock, $.0625 par value per share, outstanding as of January 31, 2024 was 17,033,173.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement dated March 12, 2024 for the Annual Meeting of Shareholders to be held on April 23, 2024 are incorporated by reference into Part III of this Form 10-K.

FORM 10-K
WASHINGTON TRUST BANCORP, INC.
For the Year Ended December 31, 2023

Glossary of Acronyms and Terms

The following is a list of acronyms and terms that are used throughout this Annual Report on Form 10-K:

2003 Stock Incentive Plan	Washington Trust Bancorp, Inc.'s 2003 Stock Incentive Plan
2013 Stock Option and Incentive Plan	Washington Trust Bancorp, Inc.'s 2013 Stock Option and Incentive Plan
2022 Long Term Incentive Plan	Washington Trust Bancorp, Inc.'s 2022 Long Term Incentive Plan
2021 Repurchase Program	Washington Trust Bancorp, Inc.'s Stock Repurchase Program adopted on November 10, 2021
2023 Repurchase Program	Washington Trust Bancorp, Inc.'s Stock Repurchase Program commencing January 1, 2023
2024 Repurchase Program	Washington Trust Bancorp, Inc.'s Stock Repurchase Program commencing January 1, 2024
ACL	Allowance for credit losses
Advisers Act	Investment Advisers Act of 1940
ALCO	Asset/Liability Committee
AOCI	Accumulated other comprehensive income
AOCL	Accumulated other comprehensive loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	Automated teller machine
AUA	Assets under administration
Bancorp	Washington Trust Bancorp, Inc.
Bank	The Washington Trust Company, of Westerly
BHCA	Bank Holding Company Act of 1956, as amended
BOLI	Bank-owned life insurance
BSA	Bank Secrecy Act
C&I	Commercial and industrial
CDARS	Certificate of Deposit Account Registry Service
CFPB	Consumer Financial Protection Bureau
Code	Internal Revenue Code of 1986, as amended
Corporation	The Bancorp and its subsidiaries
COSO	Committee of Sponsoring Organizations of the Treadway Commission
CRA	Community Reinvestment Act
CRE	Commercial real estate
DCF	Discounted cash flow
DDM	Demand Deposit Marketplace
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended
DOJ	U.S. Department of Justice
Economic Growth Act	Economic Growth, Regulatory Relief, and Consumer Protection Act
EPS	Earnings per common share
ERISA	Employee Retirement Income Security Act of 1974, as amended
ERM	Enterprise risk management
Exchange Act	Securities Exchange Act of 1934, as amended
FACT Act	Fair and Accurate Credit Transactions Act of 2003
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank of Boston

Glossary of Acronyms and Terms

FRBB	Federal Reserve Bank of Boston
FTE	Fully taxable equivalent
GAAP	Accounting principles generally accepted in the United States of America
GDP	Gross domestic product
GLBA	Gramm-Leach-Bliley Act of 1999
Halsey	Halsey Associates, Inc.
HPI	National home price index
ICS	Insured Cash Sweep
IRA	Inflation Reduction Act of 2022
LTV	Loan to value
NIM	Net interest margin
NUR	National unemployment rate
OFAC	U.S. Treasury’s Office of Foreign Assets Control
OREO	Property acquired through foreclosure or repossession
PPP	Paycheck Protection Program
Proxy Statement	Bancorp’s Proxy Statement for the 2024 Annual Meeting of Shareholders to be held April 23, 2024
RI Division of Banking	Rhode Island Department of Business Regulation, Division of Banking
ROU	Right-of-use
S&P	Standard and Poors, Inc.
SBA	Small Business Administration
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
TDR	Troubled debt restructuring
TILA	Truth in Lending Act
TLM	Troubled loan modification
Trust I	WT Capital Trust I
Trust II	WT Capital Trust II
USA PATRIOT Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
Washington Trust	The Bancorp and its subsidiaries
Weston	Weston Financial Group, Inc.
WTA	Washington Trust Advisors, Inc.
WTMC	Washington Trust Mortgage Company LLC

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
•the possibility that future credit losses are higher than currently expected due to changes in economic assumptions or adverse economic developments;
•ongoing volatility in national and international financial markets;
•reductions in the market value or outflows of wealth management AUA;
•decreases in the value of securities and other assets;
•increases in defaults and charge-off rates;
•changes in the size and nature of our competition;
•changes in legislation or regulation and accounting principles, policies and guidelines;
•operational risks including, but not limited to, changes in information technology, cybersecurity incidents, fraud, natural disasters, war, terrorism, civil unrest and pandemics;
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

The accounting and reporting policies of Washington Trust conform to GAAP and to general practices of the banking industry.  At December 31, 2023, Washington Trust had total assets of $7.2 billion, total deposits of $5.3 billion and total shareholders’ equity of $472.7 million.

Lending Activities
Washington Trust’s total loan portfolio amounted to $5.6 billion, or 78% of total assets, at December 31, 2023. The Corporation classifies loans as commercial, residential real estate or consumer. The Corporation’s lending activities are conducted primarily in southern New England and, to a lesser extent, other states.  Washington Trust offers a variety of commercial and retail lending products. Interest rates charged on loans may be fixed or variable and vary with the degree of risk, loan term, underwriting and servicing costs, loan amount and the extent of other banking relationships maintained with customers. Rates are further subject to competitive pressures, the current interest rate environment, availability of funds and government regulations.

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

Commercial Loans
The commercial loan portfolio represented 48% of total loans at December 31, 2023. In making commercial loans, Washington Trust may occasionally solicit the participation of other banks. Washington Trust also participates from time to time in commercial loans originated by other banks. In such cases, these loans are individually underwritten by us using standards similar to those employed for our self-originated loans. Our participation in commercial loans originated by other banks also includes shared national credits. Shared national credits are defined as participation in loans or loan commitments of at least $100 million that are shared by three or more banks. Commercial loans fall into two major categories: CRE and C&I loans.

CRE loans consist of commercial mortgages secured by real property where the primary source of repayment is derived from rental income associated with the property or the proceeds of the sale, refinancing or permanent financing of the property. CRE loans also include construction loans made to businesses for land development or the on-site construction of industrial, commercial or residential buildings. CRE loans frequently involve larger loan balances to single borrowers or groups of related borrowers. At December 31, 2023, CRE loans represented 78% of the total commercial loan portfolio and 37% of the total loan portfolio.

C&I loans primarily provide working capital, equipment financing and financing for other business-related purposes. C&I loans are frequently collateralized by equipment, inventory, accounts receivable and/or general business assets.  A portion of the Bank’s C&I loan portfolio is also collateralized by real estate.  C&I loans also include tax-exempt loans made to states and political subdivisions, as well as industrial development or revenue bonds issued through quasi-public corporations for the benefit of a private or non-profit entity where that entity rather than the governmental entity is obligated to pay the debt service. At December 31, 2023, C&I loans represented 22% of the total commercial loan portfolio and 11% of the total loan portfolio.

Residential Real Estate Loans
The residential real estate loan portfolio consists of mortgage and homeowner construction loans secured by one- to four-family residential properties and represented 46% of total loans at December 31, 2023.  Residential real estate loans are primarily originated by commissioned mortgage originator employees. Residential real estate loans are originated both for retention in the Bank’s loan portfolio, as well as for sale to the secondary market.  Loan sales to the secondary market provide funds for additional lending and other banking activities. Loans originated for sale to the secondary market are sold to investors such as the Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and other institutional investors. Washington Trust sells loans with servicing retained or released.  Residential real estate loans are also originated for various investors in a broker capacity, including conventional mortgages and reverse mortgages.

Also included in the residential real estate loan portfolio are mortgage loans purchased from and serviced by other financial institutions. These loans are individually evaluated at time of purchase to Washington Trust’s underwriting standards and are secured by one- to four-family residential properties in southern New England and other states. As of December 31, 2023, purchased residential mortgages serviced by others were largely secured by properties located in Massachusetts and represented 2% of the total residential real estate loan portfolio and 1% of the total loan portfolio.

Consumer Loans
The consumer loan portfolio represented 6% of total loans as of December 31, 2023. Consumer loans include home equity loans and lines of credit and personal installment loans. Home equity lines and home equity loans represent 94% of the total consumer portfolio at December 31, 2023.

Also included in the consumer loan portfolio are purchased loans to individuals secured by general aviation aircraft. These loans were individually underwritten by us at the time of purchase using standards similar to those employed for self-originated consumer loans. At December 31, 2023, these purchased loans represented 4% of the total consumer loan portfolio and 0.2% of the total loan portfolio.

Deposit Activities
At December 31, 2023, total deposits amounted to $5.3 billion. Deposits represent Washington Trust’s primary source of funds and are gathered primarily from the areas surrounding our branch network.  The Bank offers a wide variety of deposit products with a range of interest rates and terms to consumer, commercial, non-profit and municipal deposit customers.  Washington Trust’s deposit accounts consist of noninterest-bearing demand deposits, interest-bearing demand deposits, NOW accounts, money market accounts, savings accounts and time deposits.  A variety of retirement deposit accounts are offered to customers.  Additional deposit services provided to customers include debit cards, ATMs, telephone banking, internet banking, mobile banking, remote deposit capture and other cash management services. Wholesale brokered deposits from out-of-market institutional sources are also utilized as part of our overall funding strategy.

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

Investment Security Activities
Washington Trust’s investment securities portfolio amounted to $1.0 billion, or 14% of total assets, at December 31, 2023 and is managed to generate interest income, to implement interest rate risk management strategies and to provide a readily available source of liquidity for balance sheet management.

Washington Trust may acquire, hold and transact in various types of investment securities in accordance with applicable federal regulations, state statutes and guidelines specified in Washington Trust’s internal investment policy.  At December 31, 2023, the investment securities portfolio consisted of obligations of U.S. government agencies and U.S.

government-sponsored enterprises, including mortgage-backed securities; individual name issuer trust preferred debt securities; and corporate bonds.

Wholesale Funding Activities
The Bank is a member of the FHLB. The Bank utilizes advances from the FHLB to meet short-term liquidity needs and also to fund loan growth and additions to the securities portfolio.  As a member of the FHLB, the Bank must own a minimum amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB.  At December 31, 2023, the Bank had advances payable to the FHLB of $1.2 billion. As of December 31, 2023, the Bank had access to a $40.0 million unused line of credit with the FHLB. Additionally, the Bank had a standby letter of credit with the FHLB of $65.0 million at December 31, 2023. This standby letter of credit collateralizes an institutional deposit. The Bank had remaining available borrowing capacity with the FHLB of $1.1 billion at December 31, 2023.  The Bank pledges certain qualified investment securities and loans as collateral to the FHLB.

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

At December 31, 2023, wealth management AUA totaled $6.6 billion. These assets are not included in the Consolidated Financial Statements. Washington Trust’s wealth management revenues represented 18% of total revenues in December 31, 2023.  A substantial portion of wealth management revenues is dependent on the value of wealth management AUA and is closely tied to the performance of the financial markets. This portion of wealth management revenues is referred to as “asset-based” and includes trust and investment management fees. Wealth management revenues also include “transaction-based” revenues that are not primarily derived from the value of assets.

Subsidiaries
At December 31, 2023, the Bancorp’s principal subsidiary is the Bank.

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

The Bank provides a full range of financial services, including commercial, residential and consumer lending, retail and commercial deposit products, and wealth management and trust services.  The deposits of the Bank are insured by the FDIC, subject to regulatory limits. The Bank has a registered investment adviser subsidiary, WTA. The Bank also has a mortgage banking subsidiary, WTMC, that is licensed to do business in Rhode Island, Massachusetts, Connecticut and New Hampshire. See “-Supervision and Regulation-Consumer Protection Regulation” for a discussion of certain regulations that apply to WTMC. Washington Trust’s residential mortgage origination business conducted in our residential mortgage lending offices located outside of Rhode Island is performed by this Bank subsidiary.

The Bank has other subsidiaries whose primary functions are to provide servicing on passive investments, such as loans acquired from the Bank and investment securities.  In addition, the Bank has a subsidiary that was formed for the purpose of holding, monitoring and disposing of certain foreclosed properties.

Market Area
Washington Trust’s headquarters and main office is located in Westerly in Washington County, Rhode Island.  Washington Trust’s primary deposit gathering area consists of the communities that are served by its branch network.  As of December 31, 2023, the Bank had 10 branch offices located in southern Rhode Island (Washington County), 15 branch offices located in the greater Providence area in Rhode Island and one branch office located in southeastern Connecticut.

As noted above, Washington Trust’s lending activities are conducted primarily in southern New England and, to a lesser extent, other states.  Washington Trust provides commercial, residential and consumer lending services from its branch locations and other offices. The Bank has commercial lending offices at its main office, in the financial district of Providence, Rhode Island, in Warwick, Rhode Island, and in New Haven, Connecticut. Washington Trust has residential mortgage lending offices located in eastern Massachusetts (Sharon, Burlington, Braintree and Wellesley); in Glastonbury, Connecticut; and in Rhode Island (Westerly and Warwick).

Washington Trust provides wealth management services from its offices located in Westerly, Narragansett and Providence, Rhode Island; Wellesley, Massachusetts; and New Haven, Connecticut.

Competition
Washington Trust faces considerable competition in its market area for all aspects of banking and related financial service activities.

Washington Trust contends with strong competition both in generating loans and attracting deposits.  The primary factors in competing are interest rates, financing terms, fees charged, products offered, personalized customer service, online and mobile access to accounts and convenience of branch locations, ATMs and branch hours.  Competition comes from commercial banks, credit unions, savings institutions and non-bank lenders.  Washington Trust faces strong competition from larger institutions with relatively greater resources, broader product lines and larger delivery systems. Competition could intensify in the future as a result of industry consolidation, the increasing availability of products and services from non-bank institutions and financial technology companies, greater technological developments in the industry and continued bank regulatory changes.

Washington Trust operates in a highly competitive wealth management services marketplace.  Key competitive factors include investment performance, quality and level of service, as well as personal relationships.  Principal competitors in the wealth management services business are commercial banks and trust companies, investment advisory firms, mutual fund companies, online and full-service stock brokerage firms, and other financial companies. Many of these companies have greater resources than Washington Trust.

Human Capital
Washington Trust had 665 full-time equivalent employees at December 31, 2023. Our employees are the foundation of our success. They serve as trusted advisors, brand ambassadors, and leaders within the community, embodying our core values of quality, integrity and community. We believe that providing caring, personal customer service with a human connection is an important differentiator for Washington Trust, especially in this digital age. We seek to build strong relationships with our customers and understand their needs and challenges. Our talented team is committed to providing an exceptional customer experience by listening and providing trusted advice and personalized solutions.

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

Statistical Disclosures
The information required by Securities Act Guide 3 “Statistical Disclosure by Bank Holding Companies” is located on the pages noted below.

Description		Page
I.	Distribution of Assets, Liabilities and Stockholder Equity; Interest Rates and Interest Differentials	35-37
II.	Investment Portfolio	43-44, 87
III.	Loan Portfolio	44-49, 90
IV.	Summary of Loan Loss Experience	54-56, 100
V.	Deposits	56-58, 113
VI.	Return on Equity and Assets	34

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

The FDIC has the authority to adjust deposit insurance assessment rates at any time.  The FDIC is also required to recover losses to its Deposit Insurance Fund arising from the use of the systemic risk exception invoked on March 12, 2023, by the Secretary of the Treasury, acting on the recommendation of the Board of Directors of the FDIC and the Federal Reserve, and after consultation with the President, to allow the FDIC to complete its resolution of both Silicon Valley Bank and Signature Bank in a manner that fully protected depositors. The FDIC is required to recover such losses through one or more special assessments on insured depository institution, depository institution holding companies (with the concurrence of the Secretary of the Treasury with respect to holding companies), or both, as the FDIC determines appropriate. On November 16, 2023, the FDIC approved a final rule to implement a special assessment to recover such losses. Under the final rule, each insured depository institution’s assessment base for the special assessment is generally equal to estimated uninsured deposits as reported in the Consolidated Report of Condition and Income (Call Report) or Report of Assets and Liabilities of U.S. Branches and Agencies of Foreign Banks (FFIEC 002) as of December 31, 2022, after applying the $5 billion deduction. The Bank had total reported uninsured deposits as of December 31, 2022 of less than $5 billion, and therefore the Bank is not required to pay any such special assessment. For 2023, the FDIC insurance expense for the Bank was $4.7 million.

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

Brokered Deposits.  The FDIA and FDIC regulations generally limit the ability of an insured depository institution to accept, renew or roll over any brokered deposit unless the institution’s capital category is “well capitalized” or, with the FDIC’s approval, “adequately capitalized.” Certain depository institutions that have brokered deposits in excess of 10% of total assets may be subject to increased FDIC deposit insurance premium assessments. However, for institutions that are well capitalized and have a CAMELS composite rating of 1 or 2, reciprocal deposits are deducted from brokered deposits, and established small banks (generally those with less than $10 billion in assets) are not subject to a brokered deposit adjustment. Section 202 of the Economic Growth Act, which was enacted in 2018, amends the FDIA to exempt a capped amount of reciprocal deposits from treatment as brokered deposits for certain insured depository institutions.

Community Reinvestment Act.  The CRA requires the FDIC to evaluate the Bank’s performance in helping to meet the credit needs of the entire community it serves, including low- and moderate-income neighborhoods, consistent with its safe and sound banking operations, and to take this record into consideration when evaluating certain applications.  The FDIC’s CRA regulations are generally based upon objective criteria of the performance of institutions under three key assessment tests: (i) a lending test, to evaluate the institution’s record of making loans in its service areas; (ii) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low- or moderate-income individuals and businesses; and (iii) a service test, to evaluate the institution’s delivery of services through its branches, ATMs and other offices.  Failure of an institution to receive at least a “satisfactory” rating could inhibit the Bank or the Bancorp from undertaking certain activities, including engaging in activities permitted as a financial holding company under GLBA and acquisitions of other financial institutions.  Rhode Island and Connecticut also have enacted substantially similar community reinvestment requirements. On October 23, 2023, the FDIC approved changes to its CRA regulations, maintaining the existing CRA ratings (outstanding, satisfactory, needs to improve, and substantial noncompliance) but modifying the evaluation framework to replace the existing tests generally applicable to banks with at least $2 billion in assets (the lending, investment, and services tests) with four new tests and associated performance metrics. The new CRA regulations will become effective on January 1, 2026. The Bank has achieved a rating of “satisfactory” on its most recent examination dated December 5, 2022.

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

Restrictions on Bank Holding Company Dividends.  The Federal Reserve has the authority to prohibit bank holding companies from paying dividends if such payment is deemed to be an unsafe or unsound practice.  The Federal Reserve has indicated generally that it may be an unsafe or unsound practice for bank holding companies to pay a dividend that exceeds earnings for the period for which the dividend is being paid. Further, under the Federal Reserve’s capital rules, the Bancorp’s ability to pay dividends is restricted if it does not maintain the required capital conservation buffer.  See “-Capital Adequacy and Safety and Soundness-Regulatory Capital Requirements” above.

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

Mortgage Lending. WTMC is a mortgage banking subsidiary of the Bank and licensed to do business in Rhode Island, Massachusetts, Connecticut and New Hampshire. WTMC is subject to the regulation, supervision and examination by the banking divisions in each of these states. See “-Consumer Protection Regulation” for a description of certain regulations that apply to WTMC.

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
The economy in the United States and globally has experienced volatility in recent years and may continue to experience such volatility for the foreseeable future. There can be no assurance that economic conditions will not worsen. Unfavorable or uncertain economic conditions can be caused by declines in economic growth, business activity, or investor or business confidence, limitations on the availability of or increases in the cost of credit and capital, increases in inflation or interest rates, the timing and impact of changing governmental policies, natural disasters, climate change, epidemics, pandemics, terrorist attacks, acts of war, or a combination of these or other factors. A worsening of business and economic conditions could have adverse effects on our business, including the following:
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
Inflation continued at elevated levels in 2023. Inflationary pressures, including the impact of recent increases in inflation, may remain elevated in 2024. Small to medium-sized businesses may be impacted more during periods of high inflation as they are not able to leverage economies of scale to mitigate cost pressures compared to larger businesses. Consequently, the ability of our business customers to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition. Furthermore, a prolonged period of inflation could cause wages and other costs to increase, which could adversely affect our results of operations and financial condition.

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

When interest rates increase, loan prepayments generally decline and depositors may shift funds from accounts that have a comparatively lower cost, such as regular savings accounts, to accounts with a higher cost, such as certificates of deposit. In addition, wholesale funds may reprice more quickly and by a greater amount than the repricing of in-market deposits. When interest rates decrease, loan prepayments and the receipt of payments on mortgage-backed securities generally increase, and may result in the proceeds having to be reinvested at a lower rate than the loan or mortgage-backed security being prepaid. Changes in interest rates can also affect the value of loans and investment securities. Fixed-rate investment securities, mortgage-backed securities and mortgage loans typically decline in value as interest rates rise.

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
At December 31, 2023, commercial loans represented 48% of our loan portfolio. Commercial loans generally carry larger loan balances and involve a higher risk of nonpayment or late payment than residential mortgage loans. These loans may lack standardized terms and may include a balloon payment feature. The ability of a borrower to make or refinance a balloon payment may be affected by a number of factors, including the financial condition of the borrower, prevailing economic conditions (including conditions in the real estate market), interest rates, and collateral values. Repayment of these loans is generally more dependent on the economy and the successful operation of a business. Additionally, the COVID-19 pandemic has had a potentially long-term negative impact on certain commercial real estate properties due to the risk that tenants may reduce the office space they lease as some portion of the workforce continues to work remotely on a hybrid or full-time basis. Because of the risks associated with commercial loans, we may experience higher rates of default than if our portfolio were more heavily weighted toward residential mortgage loans. Higher rates of default could have an adverse effect on our financial condition and results of operations.

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
We maintain a securities portfolio, which may include obligations of U.S. government-sponsored enterprises and agencies, including mortgage-backed securities; obligations of states and political subdivisions; individual name issuer trust preferred debt securities; and corporate bonds. We seek to limit credit losses in our securities portfolios by generally purchasing only highly-rated securities. The valuation and liquidity of our securities could be adversely impacted by reduced market liquidity, increased normal bid-asked spreads and increased uncertainty of market participants, which could reduce the market value of our securities, even those with no apparent credit exposure. Inflation and rapid increases in interest rates led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. The valuation of our securities requires judgment and as market conditions change security values may also change. Significant negative changes to valuations could result in impairments in the value of our securities portfolio, which could have an adverse effect on our financial condition or results of operations.

Potential downgrades of U.S. government agency and government-sponsored enterprise securities by one or more of the credit ratings agencies could have a material adverse effect on our operations, earnings and financial condition.
A possible future downgrade of the sovereign credit ratings of the U.S. government and a decline in the perceived creditworthiness of U.S. government-related obligations could impact our ability to obtain funding that is collateralized by affected instruments, as well as affect the pricing of that funding when it is available. A downgrade may also adversely affect the market value of such instruments. We cannot predict if, when or how any changes to the credit ratings or perceived creditworthiness of these organizations will affect economic conditions. Such ratings actions could result in a significant adverse impact on us. Among other things, a downgrade of the sovereign credit ratings of the U.S. government could adversely impact the value of our investment securities portfolio and may trigger requirements to post additional collateral for trades relative to these securities. A downgrade of the sovereign credit ratings of the U.S. government or the credit ratings of related institutions, agencies or instruments could significantly exacerbate the other risks to which we are subject and any related adverse effects on the business, financial condition and results of operations.

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
We regularly assess and test our security systems and disaster preparedness, including back-up systems, but the risks are escalating. We also review and assess the cybersecurity risk of our third-party service providers. As a result, cybersecurity and the continued enhancement of our controls and processes to protect our systems, data and networks from attacks, unauthorized access or significant damage remain a priority. Accordingly, we may be required to expend additional resources to enhance our protective measures or to investigate and remediate any information security vulnerabilities or exposures. Any breach of our system security could result in disruption of our operations, unauthorized access to confidential customer information, significant regulatory costs, litigation exposure and other liability. A breach could negatively impact customer confidence, damaging our reputation and undermining our ability to attract and keep customers.

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
The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. The widespread adoption of new technologies, including cryptocurrencies and payment systems, could require substantial expenditures to modify or adapt our existing products and services. The introduction of new or modified products or services can entail significant time and resources. We might not be successful in developing or introducing new or modified products and services, integrating new products or services into our existing offerings, responding or adapting to changes in consumer behavior, preferences, spending, investing and/or saving habits, achieving market acceptance of our products and services, reducing costs in response to pressures to deliver products and services at lower prices or sufficiently developing and maintaining loyal customers. Products and services relying on internet and mobile technologies may expose us to fraud and cybersecurity risks. Implementation of certain new technologies, such as those related to artificial intelligence, automation and algorithms, may have unintended consequences due to their limitations, potential manipulation, or our failure to use them effectively. Failure to successfully manage these risks in the development and implementation of new or modified products or services could have an adverse effect on our business and reputation.

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

Changes in tax laws and regulations, differences in interpretation of tax laws and regulations, and reductions in the value of our deferred tax assets may adversely impact our financial statements.
We are subject to tax law changes that could impact our effective income tax rate and our net deferred tax assets. Our net deferred tax assets are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be recovered or settled. We assess the deferred tax assets periodically to determine the likelihood of our ability to realize the benefits. A valuation allowance is established when it is more-likely-than-not that all or some portion of our deferred tax assets will not be realized. Management judgment is required in determining the appropriate recognition and valuation of deferred tax assets and liabilities, including projections of future taxable income, as well as the character of that income. A change in statutory tax rates and/or a change in realizability may result in a decrease or increase to our deferred tax assets. A decrease in our deferred tax assets could have a material adverse effect on our results of operations or financial condition.

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

Inflation and rapid increases in interest rates led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. The Federal Reserve announced a program to provide loans to FDIC-insured depository institutions and certain U.S. branches and agencies of foreign banks secured by certain of such government securities to mitigate the risk of potential losses on the sale of such instruments. Currently new advances (with terms up to one year) under the program can only be made through March 11, 2024. There is no guarantee that the Treasury, FDIC and/or Federal Reserve, as applicable, take such actions in the future in the event of the closure of other banks or financial institutions, that they would do so in a timely fashion or that such actions, if taken, would have their intended effect.

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

On September 27, 2023, the Bank entered into a settlement with the DOJ through an agreement to resolve allegations that it violated fair lending laws in the state of Rhode Island from 2016 to 2021. Under the settlement, the Bank will provide $7.0 million in loan subsidies over a five-year period with the goal of increasing home mortgage loans, home improvement loans, and home refinance loans in specific census tracts in Rhode Island. Loan subsidies may include originating a loan for a home purchase, refinancing or home improvement at an interest rate below the otherwise prevailing market interest rate offered by Washington Trust and payment of the initial mortgage insurance premium on loans subject to such mortgage insurance. The cost of such subsidies will generally be recognized over the life of the respective loans. Loan subsidies may also include down payment assistance and closing cost assistance. The Bank also will commit $2.0 million for focused community outreach and marketing efforts over a five-year period. The expenses associated with community outreach and marketing efforts will be recorded in the period in which the activities occur and are consistent with historical spending levels. In addition, the Bank will commit to opening two full-service branches in specific census tracts in Rhode Island, including the previously announced new branch in Olneyville, Rhode Island. The settlement included no civil penalties levied against the Bank. The United States District Court for the District of Rhode Island approved the settlement on October 31, 2023. The settlement resolved all claims made by the DOJ against the Bank related to its lending practices in the state of Rhode Island from 2016 to 2021.

Failure to comply with these and other regulations or any applicable enforcement actions or settlement agreements, and supervisory expectations related thereto, may result in fines, penalties, lawsuits, regulatory sanctions, reputation damage, or restrictions on our business.

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

ITEM 1B.  Unresolved Staff Comments.
None.

ITEM 1C.  Cybersecurity.
All companies utilizing technology are subject to threats of breaches of their cybersecurity programs. In addition, as a financial services company, we are subject to extensive regulatory compliance requirements, including those established by the Federal Reserve, FDIC, RI Division of Banking and Connecticut Department of Banking. To mitigate the threat to our business and address regulatory requirements, we take a comprehensive approach to cybersecurity risk management and have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. As described in more detail below, we have established policies, standards, processes, and practices for assessing, identifying, and managing material risks from cybersecurity threats. We devote significant financial and personnel resources to implement and maintain security measures to meet regulatory requirements and customer expectations, and we intend to continue to make significant investments to maintain the security of our data and cybersecurity infrastructure. There can be no guarantee that our policies and procedures will be properly followed in every instance or that those policies and procedures will be effective. Although our “Risk Factors” in Item 1A include further detail about the material cybersecurity risks we face, we believe that risks from prior cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected our business to date. We can provide no assurance that there will not be incidents in the future or that they will not materially affect us, including our business strategy, results of operations, or financial condition.

Risk Management and Strategy
Our policies, standards, processes, and practices for assessing, identifying, and managing material risks from cybersecurity threats are integrated into our comprehensive ERM program and are based on frameworks established by the National Institute of Standards and Technology (“NIST”), Center for Internet Security (“CIS”) and other applicable industry standards. Our cybersecurity program in particular focuses on the following key areas:

Collaboration
Our cybersecurity risks are identified and addressed through a comprehensive approach led by our Information Assurance team. The Information Assurance team works collaboratively across the organization to develop strategies for preserving the confidentiality, integrity and availability of Corporation and customer information, identifying, preventing and mitigating cybersecurity threats, and effectively responding to cybersecurity incidents. We maintain controls and procedures that are designed to ensure prompt escalation of certain cybersecurity incidents so that decisions regarding public disclosure and reporting of such incidents can be made to management and the Audit Committee of the Board of Directors ("Audit Committee") in a timely manner.

Risk Assessment
At least annually, we conduct a cybersecurity risk assessment that considers information from internal stakeholders, known information security vulnerabilities, and information from external sources (e.g., reported security incidents that have impacted other companies, industry trends, and evaluations of our environment by third parties and consultants). The results of the assessment are used to develop plans for, and prioritization of, initiatives to enhance our security controls, and to make recommendations to improve processes.

Technical Safeguards
We regularly assess and deploy technical safeguards designed to protect our information systems from cybersecurity threats. Such safeguards are regularly evaluated and improved based on vulnerability assessments, cybersecurity threat intelligence and incident response experience.

Incident Response and Recovery Planning
We have established comprehensive incident response and recovery plans and continue to regularly test and evaluate the effectiveness of those plans. Our incident response and recovery plans address and guide our employees, management and the Audit Committee on our response to a cybersecurity incident.

Third-Party Risk Management
We have implemented controls designed to identify and mitigate cybersecurity threats associated with our use of third-party service providers. Such providers are subject to security risk assessments at the time of onboarding, contract renewal, and based on risk profile. We use a variety of inputs in such risk assessments, including information supplied by providers and third parties. In addition, we require our providers to meet appropriate security requirements, controls and responsibilities and investigate security incidents that have impacted our third-party providers, as appropriate.

Education and Awareness
Our policies require each of our employees to contribute to our data security efforts. We regularly remind employees of the importance of handling and protecting customer and employee data, including through annual privacy and security training to enhance employee awareness of how to detect and respond to cybersecurity threats. We also provide quarterly training updates for our employees, which include social engineering exercises.

External Assessments
Our cybersecurity policies, standards, processes, and practices are regularly assessed by consultants and external auditors. These assessments include a variety of activities including information security maturity assessments, audits and independent reviews of our information security control environment and operating effectiveness. For example, we engage with a third-party auditing firm to conduct cyber audits to assess our controls against the NIST Cybersecurity Framework and CIS controls on an annual basis. The results of these assessments are reported to management and Audit Committee. Cybersecurity processes and controls are adjusted based on the information provided from these assessments.

Governance
Board Oversight
Our Board of Directors has overall responsibility for risk oversight, with its committees assisting in performing this function based on their respective areas of expertise. Our Board of Directors has delegated oversight of risks related to cybersecurity to the Audit Committee. The Audit Committee reports the results of their oversight function to the Board of Directors.

The Audit Committee directly oversees our cybersecurity program and receives regular reports from management about the status of our control environment based on the CIS controls, and the prevention, detection, mitigation, and remediation of cybersecurity incidents. This reporting also includes information concerning material security risks and information security vulnerabilities, cybersecurity risk resulting from risk assessments, progress of risk reduction initiatives, external auditor feedback, control maturity assessments, and relevant internal and industry cybersecurity incidents.

Management’s Role
Our chief information officer (“CIO”), chief information security officer (“CISO”) and chief technology officer (“CTO”) have primary responsibility for assessing and managing material cybersecurity risks. Through the ongoing assessments they perform, including third-party assessments, they make recommendations on enhancing the security controls, and the continued maturity of our information technology and information assurance programs.

Our CIO joined Washington Trust as CISO in 2016 and has more than 35 years of experience in the financial, technology, auditing, and banking industries. He has expertise in technology deployment, information technology risk management and information security policies and programs. Our current CISO has served in that position since 2018 and is a 27-year employee of Washington Trust. He has extensive experience and expertise in information technology risk management and information security policies and programs. He holds a Bachelor of Science in Computer Information Systems and several certifications, including Certified Information Systems Security Professional and Certified Information Security Auditor. Our CTO has served in that position since 2021 and is a 12-year employee of Washington Trust. He has broad technical experience and expertise in information technology and holds a Bachelor of Science in Information Science and several certifications, including Cisco Certified Network Associate.

ITEM 2.  Properties.
Washington Trust’s headquarters and main office is located at 23 Broad Street, in Westerly, in Washington County, Rhode Island.

As of December 31, 2023, Washington Trust conducts business from 10 branch offices located in southern Rhode Island (Washington County), 15 branch offices located in the greater Providence area in Rhode Island and one branch office located in southeastern Connecticut.

In addition to branches, Washington Trust has a number of offices in which other services are offered or conducted. Residential mortgage lending offices are located in eastern Massachusetts (Sharon, Burlington, Braintree and Wellesley); in Glastonbury, Connecticut; and in Rhode Island (Westerly and Warwick). Commercial lending offices are located in Rhode Island (Westerly, Warwick and Providence); and in New Haven, Connecticut. Wealth management services are offered from offices that are located in Rhode Island (Westerly, Narragansett and Providence); in New Haven, Connecticut; and in Wellesley, Massachusetts. In addition, Washington Trust has an executive office in Providence, Rhode Island, an employment and training center and operations facilities located in Westerly, Rhode Island, as well as a loan servicing facility in Stonington, CT.

At December 31, 2023, 10 of the Corporation’s facilities were owned, 29 were leased and one branch office was owned on leased land.  Lease expiration dates range from 3 months to 24 years, with additional renewal options on certain leases ranging from 3 years to 5 years.  In addition, the Bank has one owned offsite-ATM in a leased space. All of the Corporation’s properties are considered to be in good condition and adequate for the purpose for which they are used.

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

PART II

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Bancorp’s common stock trades on the NASDAQ Stock Market under the symbol WASH. At January 31, 2024, there were 1,395 holders of record of the Bancorp’s common stock.

The Bancorp (including the Bank prior to 1984) has recorded consecutive quarterly dividends for over 100 years. Since the Bancorp’s primary source of funds for dividends paid to shareholders is the receipt of dividends from the Bank, future dividends will depend on the earnings of the Bank, its financial condition, its need for funds, applicable government policies and regulations, and other such matters the Board of Directors deems appropriate. Management believes that the Bank will continue to generate adequate earnings to continue to pay dividends in the future.

See additional disclosures on Equity Compensation Plan Information in Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” The Bancorp did not repurchase any shares during the fourth quarter of December 31, 2023.

Stock Performance Graph
Set forth below is a line graph comparing the cumulative total shareholder return on the Corporation’s common stock against the cumulative total return of the NASDAQ Bank Stocks index and the NASDAQ Stock Market (U.S.) from December 31, 2018 to December 31, 2023. The results presented assume that the value of the Corporation’s common stock and each index was $100.00 on December 31, 2018.  The total return assumes reinvestment of dividends.

The stock price performance shown on the stock performance graph and associated table below is not necessarily indicative of future price performance. Information used in the graph and table was obtained from a third-party provider, a source believed to be reliable, but the Corporation is not responsible for any errors or omissions in such information.

For the period ending December 31,	2018	2019	2020	2021	2022	2023
Washington Trust Bancorp, Inc.	$100.00	$117.72	$103.83	$135.89	$118.94	$87.97
NASDAQ Bank Stocks	$100.00	$124.38	$115.04	$164.41	$137.65	$132.92
NASDAQ Stock Market (U.S.)	$100.00	$136.73	$198.33	$242.38	$163.58	$236.70

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

Information pertaining to 2021 was included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, starting on page 32 under Part II, Item 7. “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” which was filed with the SEC on February 23, 2023.

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

We continue to leverage our strong regional brand to build market share and remain steadfast in our commitment to provide superior service. We believe the key to future growth is providing customers with convenient in-person service and digital banking solutions. In April 2023, we opened a new full-service branch in Barrington, Rhode Island and in January 2024, we opened a new full-service branch in Smithfield, Rhode Island. We plan to open another branch in the Olneyville section of Providence in mid-2024.

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
Credit risk represents the possibility that borrowers or other counterparties may not repay loans or other contractual obligations according to their terms due to changes in the financial capacity, ability and willingness of such borrowers or counterparties to meet their obligations. In some cases, the collateral securing the payment of the loans may be sufficient to assure repayment, but in other cases the Corporation may experience significant credit losses which could have an adverse effect on its operating results. The Corporation makes various assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of its borrowers and counterparties and the value of the real estate and other assets serving as collateral for the repayment of loans. Credit risk also exists with respect to investment securities. For further discussion regarding the credit risk and the credit quality of the Corporation’s loan portfolio, see Notes 4 and 5 to the Consolidated Financial Statements. For further discussion regarding credit risk associated with unfunded commitments, see Note 21 to the Consolidated Financial Statements. For further discussion regarding the Corporation’s securities portfolio, see Note 3 to the Consolidated Financial Statements.

The risk to earnings arising from movements in interest rates. Interest rate risk arises from differences between the timing of rate changes and the timing of cash flows. It exists because the repricing frequency and magnitude of interest-earning assets and interest-bearing liabilities are not identical. See the “Asset/Liability Management and Interest Rate Risk” section below for additional disclosure.

Management's Discussion and Analysis
Liquidity risk is the risk that the Corporation will not have the ability to generate adequate amounts of cash in the most economical way for it to meet its maturing liability obligations and customer loan demand. Liquidity risk includes the inability to manage unplanned decreases or changes in funding sources. For detailed disclosure regarding liquidity management, see the “Liquidity and Capital Resources” section below.

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

Operational risk is the risk of loss due to human behavior, inadequate or failed internal processes, systems and controls, information technology changes or failures, and external influences such as market conditions, fraudulent activities, cybersecurity incidents, natural disasters and security risks.

ERM is an overarching program that includes all areas of the Corporation. A framework approach is utilized to assign responsibility and to ensure that the various business units and activities involved in the risk management life cycle are effectively integrated. The Corporation has adopted the “three lines of defense” concept that is an industry best practice for ERM. Business units are the first line of defense in managing risk. They are responsible for identifying, measuring, monitoring, and controlling current and emerging risks. They must report on and escalate their concerns. Corporate functions such as Credit Risk Management, Financial Administration, Information Assurance and Compliance, represent the second line of defense. They are responsible for policy setting and for reviewing and challenging the risk management activities of the business units. They collaborate closely with business units on planning and resource allocation with respect to risk management. Internal Audit is a third line of defense. They provide independent assurance to the Board of Directors of the effectiveness of the first and second lines in fulfilling their risk management responsibilities.

For additional factors that could adversely impact Washington Trust’s future results of operations and financial condition, see the section labeled “Risk Factors” in Item 1A of this Annual Report on Form 10-K.

Management's Discussion and Analysis
Results of Operations
The following table presents a summarized consolidated statement of operations:

(Dollars in thousands)			Change
Years Ended December 31,	2023	2022	$	%
Net interest income	$137,098	$155,990	($18,892)	(12%)
Noninterest income	56,140	62,602	(6,462)	(10)
Total revenues	193,238	218,592	(25,354)	(12)
Provision for credit losses	3,200	(1,300)	4,500	346
Noninterest expense	133,557	128,722	4,835	4
Income before income taxes	56,481	91,170	(34,689)	(38)
Income tax expense	8,305	19,489	(11,184)	(57)
Net income	$48,176	$71,681	($23,505)	(33%)

The following table presents a summary of performance metrics and ratios:

Years Ended December 31,	2023	2022
Diluted earnings per common share	$2.82	$4.11
Return on average assets (net income divided by average assets)	0.69%	1.17%
Return on average equity (net income available for common shareholders divided by average equity)	10.57%	14.49%
Net interest income as a percentage of total revenues	71%	71%
Noninterest income as a percentage of total revenues	29%	29%

Net income totaled $48.2 million in 2023, down by 33% from the $71.7 million reported in 2022. Results in 2023 were impacted by steep increases in market interest rates and declines in wealth management and mortgage banking revenues.

The decline in net interest income in 2023 was driven by increased funding costs, which offset the benefit of higher yields on, and growth in, average interest-earning asset balances. The decline in noninterest income reflected lower wealth management asset-based revenues and lower average AUA balances, attributable to client asset outflows concentrated in the fourth quarter of 2022. The decline in noninterest income also reflected lower mortgage banking revenues, as higher market interest rates have dampened mortgage activity. The provision for credit losses reflected loan growth and slowdown of loan prepayment speeds, changes in asset and credit quality, and reflected our estimate of forecasted economic conditions. The increase in noninterest expenses reflected higher FDIC deposit insurance costs and increases in various categories of noninterest expenses, partially offset by a decrease in salaries and employee benefits. Income tax expense declined in 2023, largely reflecting a lower level of pre-tax income and a net $3.3 million reduction of income tax expense resulting from the revaluation of the Corporation’s net deferred tax assets.

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

Years ended December 31,	2023			2022			Change
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Cash, federal funds sold and short-term investments	$101,166	$4,975	4.92%	$119,932	$1,624	1.35%	($18,766)	$3,351	3.57%
Mortgage loans held for sale	17,384	980	5.64	29,539	1,165	3.94	(12,155)	(185)	1.70
Taxable debt securities	1,185,102	29,059	2.45	1,121,413	21,827	1.95	63,689	7,232	0.50
FHLB stock	46,880	3,315	7.07	20,721	548	2.64	26,159	2,767	4.43
Commercial real estate	1,970,580	118,887	6.03	1,679,300	65,660	3.91	291,280	53,227	2.12
Commercial & industrial	615,494	38,326	6.23	632,938	28,099	4.44	(17,444)	10,227	1.79
Total commercial	2,586,074	157,213	6.08	2,312,238	93,759	4.05	273,836	63,454	2.03
Residential real estate	2,490,991	96,080	3.86	1,960,629	65,866	3.36	530,362	30,214	0.50
Home equity	297,396	17,129	5.76	263,578	10,139	3.85	33,818	6,990	1.91
Other	18,085	854	4.72	15,799	724	4.58	2,286	130	0.14
Total consumer	315,481	17,983	5.70	279,377	10,863	3.89	36,104	7,120	1.81
Total loans	5,392,546	271,276	5.03	4,552,244	170,488	3.75	840,302	100,788	1.28
Total interest-earning assets	6,743,078	309,605	4.59	5,843,849	195,652	3.35	899,229	113,953	1.24
Noninterest-earning assets	255,962			258,906			(2,944)
Total assets	$6,999,040			$6,102,755			$896,285
Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits (in-market)	$415,725	$17,521	4.21%	$263,154	$2,891	1.10%	$152,571	$14,630	3.11%
NOW accounts	766,492	1,594	0.21	864,084	862	0.10	(97,592)	732	0.11
Money market accounts	1,191,036	37,145	3.12	1,198,714	8,954	0.75	(7,678)	28,191	2.37
Savings accounts	526,275	1,687	0.32	574,349	473	0.08	(48,074)	1,214	0.24
Time deposits (in-market)	1,010,629	33,609	3.33	799,645	8,630	1.08	210,984	24,979	2.25
Interest-bearing in-market deposits	3,910,157	91,556	2.34	3,699,946	21,810	0.59	210,211	69,746	1.75
Wholesale brokered demand deposits	4,015	178	4.43	20,696	494	2.39	(16,681)	(316)	2.04
Wholesale brokered time deposits	602,423	28,695	4.76	386,170	3,719	0.96	216,253	24,976	3.80
Wholesale brokered deposits	606,438	28,873	4.76	406,866	4,213	1.04	199,572	24,660	3.72
Total interest-bearing deposits	4,516,595	120,429	2.67	4,106,812	26,023	0.63	409,783	94,406	2.04
FHLB advances	1,056,726	49,589	4.69	414,263	11,713	2.83	642,463	37,876	1.86
Junior subordinated debentures	22,681	1,543	6.80	22,681	739	3.26	—	804	3.54
Total interest-bearing liabilities	5,596,002	171,561	3.07	4,543,756	38,475	0.85	1,052,246	133,086	2.22
Noninterest-bearing demand deposits	778,152			923,423			(145,271)
Other liabilities	169,842			142,324			27,518
Shareholders’ equity	455,044			493,252			(38,208)
Total liabilities and shareholders’ equity	$6,999,040			$6,102,755			$896,285
Net interest income (FTE)		$138,044			$157,177			($19,133)
Interest rate spread			1.52%			2.50%			(0.98%)
Net interest margin			2.05%			2.69%			(0.64%)

Management's Discussion and Analysis
Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)
Years ended December 31,	2023	2022	Change
Commercial loans	$946	$1,187	($241)

Net Interest Income
Net interest income, the primary source of our operating income, totaled $137.1 million and $156.0 million, respectively, for 2023 and 2022. Net interest income is affected by the level of and changes in interest rates, and changes in the amount and composition of interest-earning assets and interest-bearing liabilities.  Prepayment penalty income associated with loan payoffs is included in net interest income.

The following discussion presents net interest income on an FTE basis by adjusting income and yields on tax-exempt loans to be comparable to taxable loans.

Net interest income includes the periodic recognition of prepayment penalty fee income associated with commercial loan payoffs. Prepayment penalty fee income amounted to $272 thousand (or 1 basis point benefit to NIM) and $183 thousand (or no basis point benefit to NIM), respectively, in 2023 and 2022.

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

As noted in the Consolidated Statements of Cash Flows, net amortization of premiums and discounts on securities and loans (a net reduction to net interest income) amounted to $1.4 million in 2023, compared to $2.9 million in 2022. This included no accelerated amortization of net deferred fee balances on PPP loans forgiven by the SBA in 2023, compared to $1.2 million (or 2 basis points benefit to NIM) in 2022.

FTE net interest income in 2023 amounted to $138.0 million, down by $19.1 million, or 12%, from 2022. Growth in average interest-earning assets, net of increased average interest-bearing liability balances, contributed $544 thousand of net interest income in 2023. Increases in funding costs outpaced increases in asset yields, reducing net interest income by $19.7 million. See additional discussion regarding interest rate sensitivity under the caption “Asset/Liability Management and Interest Rate Risk.”

NIM was 2.05% in 2023, down by 64 basis points from 2.69% in 2022. While NIM benefited from higher market interest rate on loans, it was adversely impacted by a higher cost of funds.

Total average securities for 2023 increased by $63.7 million, or 6%, from the average balance for 2022, due to purchases of debt securities. The FTE rate of return on securities was 2.45% in 2023, up by 50 basis points from 1.95% in 2022, reflecting the impact of higher market interest rates in 2023.

Total average loan balances increased by $840.3 million, or 18%, from the average balance for 2022. This reflected growth in average residential real estate and CRE loans. The yield on total loans in 2023 was 5.03%, up by 128 basis points from 3.75% in 2022, reflecting higher market interest rates in 2023.

Higher levels of wholesale funding were used in 2023 to fund balance sheet growth. The average balance of FHLB advances for 2023 increased by $642.5 million, or 155%, compared to the average balance for 2022. Due to increases in market rates, the average rate paid on such advances in 2023 was 4.69%, up 186 basis points from 2.83% in 2022. Included in total average interest-bearing deposits were wholesale brokered deposits, which increased by $199.6 million, or 49%, from 2022. The average rate paid on wholesale brokered deposits in 2023 was 4.76%, up by 372 basis points from 1.04% in 2022.

Management's Discussion and Analysis
As market interest rates rose, deposit balances shifted from lower cost deposits to higher cost deposits. Average in-market interest-bearing deposits, which excludes wholesale brokered deposits, increased by $210.2 million, or 6%, from the average balance in 2022, with increases in time deposits and interest-bearing demand deposits. The average rate paid on in-market interest-bearing deposits in 2023 was 2.34%, up by 175 basis points from 0.59% in 2022. The average balance of noninterest-bearing demand deposits for 2023 decreased by $145.3 million, or 16%, from the average balance in 2022.

Volume/Rate Analysis - Interest Income and Expense (FTE Basis)
The following table presents certain information on an FTE basis regarding changes in our interest income and interest expense for the period indicated.  The net change attributable to both volume and rate has been allocated proportionately.

(Dollars in thousands)	Changes Due To
Years Ended December 31, 2023 vs. 2022	Volume	Rate	Net Change
Interest on interest-earning assets:
Cash, federal funds sold and short-term investments	($291)	$3,642	$3,351
Mortgage loans held for sale	(581)	396	(185)
Taxable debt securities	1,311	5,921	7,232
FHLB stock	1,188	1,579	2,767
Commercial real estate	12,901	40,326	53,227
Commercial & industrial	(796)	11,023	10,227
Total commercial	12,105	51,349	63,454
Residential real estate	19,491	10,723	30,214
Home equity	1,436	5,554	6,990
Other	107	23	130
Total consumer	1,543	5,577	7,120
Total loans	33,139	67,649	100,788
Total interest income	34,766	79,187	113,953
Interest on interest-bearing liabilities:
Interest-bearing demand deposits	2,490	12,140	14,630
NOW accounts	(109)	841	732
Money market accounts	(58)	28,249	28,191
Savings accounts	(42)	1,256	1,214
Time deposits (in-market)	2,808	22,171	24,979
Interest-bearing in-market deposits	5,089	64,657	69,746
Wholesale brokered demand deposits	(564)	248	(316)
Wholesale brokered time deposits	3,095	21,881	24,976
Wholesale brokered deposits	2,531	22,129	24,660
Total interest-bearing deposits	7,620	86,786	94,406
FHLB advances	26,602	11,274	37,876
Junior subordinated debentures	—	804	804
Total interest expense	34,222	98,864	133,086
Net interest income FTE	$544	($19,677)	($19,133)

Provision for Credit Losses
The provision for credit losses results from management’s review of the adequacy of the ACL. The ACL is management’s estimate, at the reporting date, of expected lifetime credit losses and includes consideration of current forecasted economic conditions. Estimating an appropriate level of ACL necessarily involves a high degree of judgment.

Management's Discussion and Analysis
The following table presents the provision for credit losses:

(Dollars in thousands)
Years ended December 31,	2023	2022	$	%
Provision for credit losses on loans	$3,550	($1,429)	$4,979	348%
Provision for credit losses on unfunded commitments	(350)	129	(479)	(371)
Provision for credit losses	$3,200	($1,300)	$4,500	346%

The provision recognized in 2023 reflected loan growth and slowdown of loan prepayment speeds, changes in asset and credit quality, and our current estimate of forecasted economic conditions. Econometric factors have been stable to improving in 2023 with our forecast reflecting a lower probability of a recession.

The negative provision in 2022 reflected low loss rates and strong asset and credit quality that more than offset negative trends in economic forecasts and loan growth that was concentrated in residential real estate loans.

Net charge-offs totaled $520 thousand, or 0.01% of average loans, in 2023, compared to net recoveries of $368 thousand, or 0.01% of average loans, in 2022.

The ACL on loans was $41.1 million, or 0.73% of total loans, at December 31, 2023, compared to $38.0 million, or 0.74% of total loans, at December 31, 2022. See additional discussion under the caption “Asset Quality” for further information on the ACL on loans.

Noninterest Income
Noninterest income is an important source of revenue for Washington Trust.  The principal categories of noninterest income are shown in the following table:

(Dollars in thousands)			Change
Years Ended December 31,	2023	2022	$	%
Noninterest income:
Wealth management revenues	$35,540	$38,746	($3,206)	(8%)
Mortgage banking revenues	6,660	8,733	(2,073)	(24)
Card interchange fees	4,921	4,996	(75)	(2)
Service charges on deposit accounts	2,806	3,192	(386)	(12)
Loan related derivative income	1,390	2,756	(1,366)	(50)
Income from bank-owned life insurance	3,488	2,591	897	35
Other income	1,335	1,588	(253)	(16)
Total noninterest income	$56,140	$62,602	($6,462)	(10%)

Noninterest Income Analysis
Revenue from wealth management services represented 63% of total noninterest income in 2023, compared to 62% in 2022. A substantial portion of wealth management revenues is dependent on the value of wealth management AUA and is closely tied to the performance of the financial markets. This portion of wealth management revenues is referred to as “asset-based” and includes trust and investment management fees. Wealth management revenues also include “transaction-based” revenues that are not primarily derived from the value of assets.

Management's Discussion and Analysis
The categories of wealth management revenues are shown in the following table:

(Dollars in thousands)			Change
Years Ended December 31,	2023	2022	$	%
Wealth management revenues:
Asset-based revenues	$34,308	$37,602	($3,294)	(9%)
Transaction-based revenues	1,232	1,144	88	8
Total wealth management revenues	$35,540	$38,746	($3,206)	(8%)

Wealth management revenues for 2023 decreased by $3.2 million, or 8%, from 2022, reflecting a decrease in asset-based revenues. The change in asset-based revenues correlated with the decrease in average AUA balances in 2023. The average balance of AUA in 2023 decreased by 9% from the average balance in 2022.

The end of period AUA balance amounted to $6.6 billion at December 31, 2023, up by $626.4 million, or 11%, from December 31, 2022, reflecting net investment appreciation and income. The following table presents the changes in wealth management AUA balances:

(Dollars in thousands)	2023	2022
Wealth management AUA:
Balance at the beginning of period	$5,961,990	$7,784,211
Net investment appreciation (depreciation) & income	894,990	(1,132,378)
Net client asset outflows	(268,574)	(689,843)
Balance at the end of period	$6,588,406	$5,961,990

AUA and related asset-based revenues were adversely impacted by client withdrawals associated with the departure of four client-facing advisors at the end of the third quarter of 2022. These four advisors were associated with approximately $1.0 billion of AUA as of September 30, 2022. Through December 31, 2023, cumulative client asset withdrawals associated with the departure of the advisors amounted to $675 million, of which $71 million was withdrawn in 2023 and $604 million was withdrawn in the fourth quarter of 2022. The cumulative withdrawals reduced wealth management revenues by approximately $3.8 million in 2023. While there were cost savings in salaries and employee benefits expense associated with the departure of these advisors, they were partially offset by a higher level of legal expenses also associated with this matter.

Mortgage banking revenues represented 12% of total noninterest income in 2023, compared to 14% for 2022. These revenues are dependent on mortgage origination volume and are sensitive to interest rates and the condition of housing markets. The composition of mortgage banking revenues and the volume of loans sold to the secondary market are shown in the following table:

(Dollars in thousands)			Change
Years Ended December 31,	2023	2022	$	%
Mortgage banking revenues:
Realized gains on loan sales, net (1)	$4,282	$7,954	($3,672)	(46%)
Changes in fair value, net (2)	232	(1,224)	1,456	119
Loan servicing fee income, net (3)	2,146	2,003	143	7
Total mortgage banking revenues	$6,660	$8,733	($2,073)	(24%)

Loans sold to the secondary market (4)	$249,972	$339,748	($89,776)	(26%)
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

Management's Discussion and Analysis
Mortgage banking revenues decreased by $2.1 million, or 24%, in 2023. The decline in mortgage banking revenues was mainly attributable to a decline in sales volume and a reduction in the sales yield. Residential real estate loan origination, refinancing and sales activity decreased in response to increases in market interest rates and changes in the housing markets. Mortgage banking revenues were also impacted by changes in the fair value of mortgage loans held for sale and forward loan commitments, which are primarily based on current market prices in the secondary market and correlate to changes in the size of the mortgage pipeline.

Loan related derivative income from interest rate swap contracts with commercial borrowers decreased by $1.4 million, or 50%, in 2023, reflecting a decline in volume.

Income from BOLI was up by $897 thousand, or 35%, from 2022, reflecting the recognition of $658 thousand in non-taxable income in 2023 associated with the receipt of life insurance proceeds.
Noninterest Expense
The following table presents noninterest expense comparisons:

(Dollars in thousands)			Change
Years Ended December 31,	2023	2022	$	%
Noninterest expense:
Salaries and employee benefits	$82,458	$83,804	($1,346)	(2%)
Outsourced services	14,521	13,737	784	6
Net occupancy	9,636	9,126	510	6
Equipment	4,318	3,797	521	14
Legal, audit and professional fees	3,891	3,127	764	24
FDIC deposit insurance costs	4,667	1,687	2,980	177
Advertising and promotion	2,562	2,587	(25)	(1)
Amortization of intangibles	843	860	(17)	(2)
Other	10,661	9,997	664	7
Total noninterest expense	$133,557	$128,722	$4,835	4%

Noninterest Expense Analysis
Salaries and employee benefits expense, the largest component of noninterest expense, for 2023 decreased by $1.3 million, or 2%, from 2022, largely reflecting adjustments to performance-based compensation accruals, partially offset by annual merit increases and higher staffing levels.

Outsourced services expense for 2023 increased by $784 thousand, or 6%, from 2022 due to changes to and expansion of services provided by third-party vendors.

Net occupancy expense for 2023 increased by $510 thousand, or 6%, from 2022 primarily due to branch expansion. Equipment expense for 2023 increased by $521 thousand, or 14%, from 2022, largely reflecting depreciation associated with branch and office equipment purchases.

Legal, audit and professional fees for 2023 increased by $764 thousand, or 24%, from 2022, reflecting higher legal expenses.

FDIC deposit insurance costs for the 2023 increased by $3.0 million, or 177%, from 2022, reflecting an increase in the FDIC’s deposit assessment rate and the impact of growth in assets.

Other expenses for 2023 increased by $664 thousand, or 7% from 2022. This increase was largely due to higher charitable contribution expense as a $1.0 million contribution was made to Washington Trust’s charitable foundation in 2023, compared to $600 thousand contribution made in the prior year.

Management's Discussion and Analysis
Income Taxes
The following table presents the Corporation’s income tax expense and effective tax rate for the periods indicated:

(Dollars in thousands)
Years ended December 31,	2023	2022
Income tax expense	$8,305	$19,489
Effective income tax rate	14.7%	21.4%

In October 2023, the Commonwealth of Massachusetts enacted into law a tax bill changing how corporations calculate their Massachusetts taxable income effective on January 1, 2025. As required, the Corporation revalued its deferred tax assets and liabilities and in the fourth quarter of 2023. The revaluation of our net deferred tax assets is subject to further guidance and interpretation of the law that may be issued.

Income tax expense in 2023 was reduced by a net $3.3 million adjustment associated with the revaluation of the Corporation's net deferred tax assets due to the enactment of tax legislation mentioned above, and a valuation allowance that reflected management’s estimate regarding the realizability of a portion of the Corporation’s state deferred tax assets, largely associated with state net operating loss carryforwards.

The effective tax rates differed from the federal rate of 21%, primarily due to benefits of state tax changes, tax-exempt income, income from BOLI, and federal tax credits partially offset by the establishment of the valuation allowance pertaining to state deferred tax assets. Excluding the net $3.3 million adjustment, the effective tax rate for 2023 would have been 20.4%, down from 21.4% in 2022, reflecting a lower proportion of taxable income to pre-tax book income.

The Corporation’s net deferred tax assets amounted to $53.8 million at December 31, 2023, compared to $56.4 million at December 31, 2022. Net deferred tax assets decreased by $2.6 million during 2023, including the establishment of the valuation allowance, as mentioned above. Management’s assessment considered the Corporation’s forecasted future taxable income, existing taxable temporary differences along with tax planning strategies. Management believes deferred tax assets, net of the valuation allowance, are more-likely-than-not to be realized.

See Note 11 to the Consolidated Financial Statements for additional information regarding income taxes.

Segment Reporting
The Corporation manages its operations through two reportable business segments, consisting of Commercial Banking and Wealth Management Services. See Note 18 to the Consolidated Financial Statements.

Commercial Banking
The following table presents a summarized statement of operations for the Commercial Banking business segment:

(Dollars in thousands)			Change
Years Ended December 31,	2023	2022	$	%
Net interest income	$137,061	$156,040	($18,979)	(12%)
Provision for credit losses	3,200	(1,300)	4,500	(346)
Net interest income after provision for credit losses	133,861	157,340	(23,479)	(15)
Noninterest income	20,006	23,088	(3,082)	(13)
Noninterest expense	102,966	96,973	5,993	6
Income before income taxes	50,901	83,455	(32,554)	(39)
Income tax expense	7,028	17,557	(10,529)	(60)
Net income	$43,873	$65,898	($22,025)	(33%)

Net interest income for the Commercial Banking segment decreased by $19.0 million, or 12%, from 2022. Net interest income was adversely impacted by increases in funding costs, but this was partially offset by growth in and higher yields on average interest-earning assets.

Management's Discussion and Analysis
A provision for credit losses of $3.2 million was recognized in earnings in 2023, compared to a negative provision for credit losses (or a benefit) of $1.3 million in 2022. See additional discussion under the caption “Provision for Credit Losses.”

Noninterest income derived from the Commercial Banking segment decreased by $3.1 million, or 13%, from 2022, largely reflecting lower mortgage banking revenues and lower loan related derivative income, partially offset by higher BOLI income. See additional discussion under the caption “Noninterest Income” above.

Commercial Banking noninterest expenses were up by $6.0 million, or 6%, from 2022, with the largest increases in FDIC deposit insurance costs, outsourced services, net occupancy expense, equipment expense and legal expense. See additional disclosure under the caption “Noninterest Expense” above.

Wealth Management Services
The following table presents a summarized statement of operations for the Wealth Management Services business segment:

(Dollars in thousands)			Change
Years Ended December 31,	2023	2022	$	%
Net interest income (expense)	$37	($50)	$87	(174%)
Noninterest income	36,134	39,514	(3,380)	(9)
Noninterest expense	30,591	31,749	(1,158)	(4)
Income before income taxes	5,580	7,715	(2,135)	(28)
Income tax expense	1,277	1,932	(655)	(34)
Net income	$4,303	$5,783	($1,480)	(26%)

Noninterest income for the Wealth Management Services segment decreased by $3.4 million, or 9%, compared to 2022, due to a decrease in asset-based revenues. See further discussion of wealth management revenues under the caption “Noninterest Income” above.

Noninterest expenses for the Wealth Management Services segment decreased by $1.2 million, or 4%, compared to 2022, largely reflecting a decrease in salaries and employee benefits expense, partially offset by higher legal expenses. See additional discussion under the caption “Noninterest Expense” above.

Financial Condition
Summary
The following table presents selected financial condition data:

(Dollars in thousands)			Change
December 31,	2023	2022	$	%
Cash and due from banks	$86,824	$115,492	($28,668)	(25%)
Total securities	1,000,380	993,928	6,452	1
Total loans	5,647,706	5,110,139	537,567	11
Allowance for credit losses on loans	41,057	38,027	3,030	8
Total assets	7,202,847	6,660,051	542,796	8
Total deposits	5,348,160	5,018,962	329,198	7
FHLB advances	1,190,000	980,000	210,000	21
Total shareholders’ equity	472,686	453,669	19,017	4

Total assets amounted to $7.2 billion at December 31, 2023, up by $542.8 million, or 8%, from the end of 2022 due to loan growth.

Cash and due from banks declined by $28.7 million, or 25%, from the end of 2022, reflecting lower cash balances on deposit at correspondent banks and a reduction in cash collateral pledged to derivative counterparties.

Management's Discussion and Analysis
Total loans increased by $537.6 million, or 11%, from the balance at December 31, 2022, with growth in the residential real estate and CRE portfolios.

Total deposits increased by $329.2 million, or 7%, from the end of 2022, largely reflecting an increase in wholesale brokered time deposits. FHLB advances increased by $210.0 million, or 21%, from December 31, 2022. The increase in wholesale brokered time deposits and FHLB advances reflected higher levels of wholesale funding being utilized to fund balance sheet growth.

Shareholders’ equity increased by $19.0 million, or 4%, from the end of 2022, as net income and a net increase in the AOCL component of shareholders’ equity was partially offset by dividend declarations and changes in treasury stock balances.

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

Determination of Fair Value
The Corporation uses an independent pricing service to obtain quoted prices. The prices provided by the independent pricing service are generally based on observable market data in active markets. The determination of whether markets are active or inactive is based upon the level of trading activity for a particular security class. Management reviews the independent pricing service’s documentation to gain an understanding of the appropriateness of the pricing methodologies. Management also reviews the prices provided by the independent pricing service for reasonableness based upon current trading levels for similar securities. If the prices appear unusual, they are re-examined and the value is either confirmed or revised. In addition, management periodically performs independent price tests of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of December 31, 2023 and 2022, management did not make any adjustments to the prices provided by the pricing service.

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

Management's Discussion and Analysis
Securities Portfolio
The carrying amounts of securities held are as follows:

(Dollars in thousands)
December 31,	2023		2022
	Amount	% of Total	Amount	% of Total
Available for Sale Debt Securities:
Obligations of U.S. government-sponsored enterprises	$225,742	23%	$199,582	20%
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	753,956	75	774,102	78
Individual name issuer trust preferred debt securities	8,793	1	8,760	1
Corporate bonds	11,889	1	11,484	1
Total available for sale debt securities	$1,000,380	100%	$993,928	100%

The securities portfolio represented 14% of total assets at December 31, 2023, compared to 15% of total assets at December 31, 2022. The largest component of the securities portfolio is mortgage-backed securities, all of which are issued by U.S. government agencies or U.S. government-sponsored enterprises.

The securities portfolio increased by $6.5 million, or 1%, from the end of 2022. This included purchases of U.S. government agency and U.S. government-sponsored debt securities, including mortgage-backed securities, totaling $60.2 million, with a weighted average yield of 4.98% and an increase of $20.2 million (pretax) in the fair value of available for sale securities. These were partially offset by $72.5 million of routine pay-downs on mortgage-backed securities.

As of December 31, 2023, the carrying amount of available for sale debt securities included net unrealized losses of $152.2 million, compared to net unrealized losses of $172.4 million as of December 31, 2022. The net unrealized losses were concentrated in obligations of U.S. government agencies and U.S. government-sponsored enterprises, including mortgage-backed securities, and primarily attributable to relative changes in market interest rates since the time of purchase. See Note 3 to the Consolidated Financial Statements for additional information.

Federal Home Loan Bank Stock
The Bank is a member of the FHLB, which is a cooperative that provides services to its member banking institutions. The primary reason for the Bank’s membership is to gain access to a reliable source of wholesale funding in order to manage interest rate risk. The purchase of FHLB stock is a requirement for a member to gain access to funding. The Bank purchases FHLB stock in proportion to the volume of funding received and views the purchases as a necessary long-term investment for the purposes of balance sheet liquidity and not for investment return. The Bank’s investment in FHLB stock totaled $51.9 million at December 31, 2023, compared to $43.5 million at December 31, 2022. See Note 1 to the Consolidated Financial Statements for additional information.

Loans
Total loans amounted to $5.6 billion at December 31, 2023, up by $537.6 million, or 11%, from the end of 2022, largely reflecting growth in both the residential real estate and CRE portfolios.

Management's Discussion and Analysis
The following table sets forth the composition of the Corporation’s loan portfolio:

(Dollars in thousands)
December 31,	2023		2022
	Amount	%	Amount	%
Commercial:
Commercial real estate (1)	$2,106,359	37%	$1,829,304	36%
Commercial & industrial (2)	605,072	11	656,397	13
Total commercial	2,711,431	48	2,485,701	49
Residential real estate:
Residential real estate (3)	2,604,478	46	2,323,002	45
Consumer:
Home equity	312,594	6	285,715	6
Other (4)	19,203	—	15,721	—
Total consumer	331,797	6	301,436	6
Total loans	$5,647,706	100%	$5,110,139	100%
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
(3)Residential real estate consists of mortgage and homeowner construction loans secured by one- to four-family residential properties.
(4)Other consists of loans to individuals secured by general aviation aircraft and other personal installment loans.

An analysis of the maturity and interest rate sensitivity of the Corporation’s loan portfolio as of December 31, 2023 follows:

(Dollars in thousands)	Commercial				Consumer
	CRE (1)	C&I	Total Commercial	Residential Real Estate (2)	Home Equity	Other	Total Consumer	Total
Amounts due in:
One year or less	$250,833	$146,123	$396,956	$58,904	$7,135	$3,477	$10,612	$466,472
After one year to five years	1,168,605	330,822	1,499,427	250,009	16,256	5,900	22,156	1,771,592
After five years to fifteen years	686,921	127,733	814,654	732,540	44,736	7,532	52,268	1,599,462
After fifteen years	—	394	394	1,563,025	244,467	2,294	246,761	1,810,180
Total	$2,106,359	$605,072	$2,711,431	$2,604,478	$312,594	$19,203	$331,797	$5,647,706

Interest rate terms on amounts due after one year:
Fixed rates	$574,893	$116,841	$691,734	$1,166,514	$53,873	$13,965	$67,838	$1,926,086
Variable rates	1,280,633	342,108	1,622,741	1,379,060	251,586	1,761	253,347	3,255,148
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

Management's Discussion and Analysis
particular period. In other circumstances, a loan, or a portion of a loan, may not be repaid due to the borrower’s inability to satisfy the contractual terms of the loan.

Commercial Loans
The commercial loan portfolio represented 48% of total loans at December 31, 2023, compared to 49% of total loans at December 31, 2022.

In making commercial loans, we may occasionally solicit the participation of other banks. The Bank also participates in commercial loans originated by other banks. In such cases, these loans are individually underwritten by us using standards similar to those employed for our self-originated loans. Our participation in commercial loans originated by other banks amounted to $652.7 million and $510.6 million, respectively, at December 31, 2023 and 2022. Our participation in commercial loans originated by other banks also includes shared national credits.

Commercial loans fall into two main categories, CRE and C&I loans. CRE loans consist of commercial mortgages secured by real property where the primary source of repayment is derived from rental income associated with the property or the proceeds of the sale, refinancing or permanent financing of the property. CRE loans also include construction loans made to businesses for land development or the on-site construction of industrial, commercial, or residential buildings. C&I loans primarily provide working capital, equipment financing and financing for other business-related purposes. C&I loans are frequently collateralized by equipment, inventory, accounts receivable, and/or general business assets.  A portion of the Bank’s C&I loans is also collateralized by real estate.  C&I loans also include tax-exempt loans made to states and political subdivisions, as well as industrial development or revenue bonds issued through quasi-public corporations for the benefit of a private or non-profit entity where that entity rather than the governmental entity is obligated to pay the debt service.

Commercial Real Estate Loans
CRE loans totaled $2.1 billion at December 31, 2023, up by $277.1 million, or 15%, from the balance at December 31, 2022.

In 2023, CRE loan originations and advances amounted to $420.8 million and were partially offset by principal payments of $158.4 million. The net increase in CRE also reflected reclassifications of $14.7 million from C&I, which included changes in the primary source of repayment.

Construction and development loans included in the CRE loan portfolio amounted to $214.6 million and $164.1 million, respectively, as of December 31, 2023 and 2022.

Shared national credit balances outstanding included in the CRE loan portfolio totaled $47.4 million and $10.5 million, respectively, at December 31, 2023 and 2022. At December 31, 2023, $29.0 million of the balance was included in the pass-rated category of commercial loan credit quality and $18.4 million of the balance was classified. At December 31, 2022 all of the balances were included in the pass-rated category. All of the shared national credit balances included in CRE loans were current with respect to payment terms at both December 31, 2023 and 2022.

The following table presents a geographic summary of CRE loans by property location:

(Dollars in thousands)	December 31, 2023		December 31, 2022
	Outstanding Balance	% of Total	Outstanding Balance	% of Total
Connecticut	$815,975	39%	$691,780	38%
Massachusetts	645,736	31	566,717	31
Rhode Island	430,899	20	387,759	21
Subtotal	1,892,610	90	1,646,256	90
All other states	213,749	10	183,048	10
Total	$2,106,359	100%	$1,829,304	100%

Management's Discussion and Analysis
The following table presents a summary of CRE loans by property type segmentation:

(Dollars in thousands)	December 31, 2023		December 31, 2022
	Outstanding Balance (1)	% of Total	Outstanding Balance (1)	% of Total
CRE Portfolio Segmentation:
Multi-family dwelling	$546,694	26%	$469,233	26%
Retail	434,913	21	421,617	23
Industrial and warehouse	307,987	15	192,717	11
Office	284,199	13	257,551	14
Hospitality	235,015	11	214,829	12
Healthcare	175,490	8	136,225	7
Commercial mixed use	49,079	2	54,976	3
Other	72,982	4	82,156	4
Total CRE loans	$2,106,359	100%	$1,829,304	100%

Average CRE loan size (2)	$5,366		$4,814
Largest individual CRE loan outstanding	$65,458		$65,431
(1)Does not include unfunded commitments of $351.5 million and $322.4 million, respectively, as of December 31, 2023 and 2022.
(2)Total commitment (outstanding loan balance plus unfunded commitments) divided by number of loans.

In 2023, there has been heightened focus in the banking industry on the CRE office sector, given the continuation of remote work and an increase in vacancies across the office market. As of December 31, 2023, Washington Trust’s CRE office loan segment totaled $284.2 million, or 5% of total loans and 13% of the total CRE loans. These office loans are secured by properties located in our primary lending market area of southern New England - Connecticut, Massachusetts and Rhode Island. Furthermore, approximately 66% of the CRE office segment balance of $284.2 million is secured by properties located in suburban areas. As of December 31, 2023, all of the CRE office loans were current with respect to payment terms and 93% of the CRE office segment balance was on accruing status. Additionally, the credit quality of the CRE office loan segment was 84% pass-rated, 2% special mention-rated and 14% classified as of December 31, 2023.

Commercial and Industrial Loans
C&I loans amounted to $605.1 million at December 31, 2023, down by $51.3 million, or 8%, from the balance at December 31, 2022.

The decline in C&I balances reflected payments of $87.3 million and reclassifications to CRE of $14.7 million, partially offset by loan originations and advances of approximately $50.7 million.

Shared national credit balances outstanding included in the C&I loan portfolio totaled $66.3 million and $40.9 million, respectively, at December 31, 2023 and 2022. All of these loans were included in the pass-rated category of commercial loan credit quality and were current with respect to payment terms at both December 31, 2023 and 2022.

Management's Discussion and Analysis
The following table presents a summary of C&I loan by industry segmentation:

(Dollars in thousands)	December 31, 2023		December 31, 2022
	Outstanding Balance (1)	% of Total	Outstanding Balance (1)	% of Total
C&I Portfolio Segmentation:
Healthcare and social assistance	$166,490	28%	$193,052	29%
Real estate rental and leasing	70,540	12	72,429	11
Transportation and warehousing	63,789	11	51,347	8
Manufacturing	54,905	9	60,601	9
Retail trade	43,746	7	56,012	9
Educational services	41,968	7	46,708	7
Finance and insurance	33,617	6	28,313	4
Information	22,674	4	23,948	4
Arts, entertainment and recreation	22,249	4	25,646	4
Accommodation and food services	13,502	2	17,167	3
Professional, scientific and technical services	7,998	1	6,451	1
Public administration	3,019	—	3,789	1
Other	60,575	9	70,934	10
Total C&I loans	$605,072	100%	$656,397	100%

Average C&I loan size (2)	$844		$837
Largest individual C&I loan outstanding	$25,324		$27,676
(1)Does not include unfunded commitments of $341.9 million and $344.2 million, respectively, as of December 31, 2023 and 2022.
(2)Total commitment (outstanding loan balance plus unfunded commitments) divided by number of loans.

Residential Real Estate Loans
The residential real estate loan portfolio represented 46% of total loans at December 31, 2023, compared to 45% of total loans at December 31, 2022.

Residential real estate loans held in portfolio amounted to $2.6 billion at December 31, 2023, up by $281.5 million, or 12%, from the balance at December 31, 2022. A large proportion of loan origination activity was originated for portfolio.

The following is a geographic summary of residential real estate loans by property location:

(Dollars in thousands)	December 31, 2023		December 31, 2022
	Amount	% of Total	Amount	% of Total
Massachusetts	$1,928,206	74%	$1,698,240	73%
Rhode Island	481,289	19	446,010	19
Connecticut	165,933	6	153,323	7
Subtotal	2,575,428	99	2,297,573	99
All other states	29,050	1	25,429	1
Total (1)	$2,604,478	100%	$2,323,002	100%
(1)Includes residential mortgage loans purchased from and serviced by other financial institutions totaling $53.4 million and $59.9 million, respectively, as of December 31, 2023 and 2022.

Residential real estate loans are originated both for sale to the secondary market, as well as for retention in the Bank’s loan portfolio. We also originate residential real estate loans for various investors in a broker capacity, including conventional mortgages and reverse mortgages.

Management's Discussion and Analysis
The table below presents residential real estate loan origination activity:

(Dollars in thousands)
Years ended December 31,	2023		2022
	Amount	% of Total	Amount	% of Total
Originations for retention in portfolio (1)	$459,892	64%	$881,874	74%
Originations for sale to the secondary market (2)	260,592	36	309,407	26
Total	$720,484	100%	$1,191,281	100%
(1)Includes the full commitment amount of homeowner construction loans.
(2)Includes brokered loans (loans originated for others).

The table below presents residential real estate loan sales activity:

(Dollars in thousands)
Years ended December 31,	2023		2022
	Amount	% of Total	Amount	% of Total
Loans sold with servicing rights retained	$108,177	43%	$99,849	29%
Loans sold with servicing rights released (1)	141,795	57	239,899	71
Total	$249,972	100%	$339,748	100%
(1)Includes brokered loans (loans originated for others).

Residential real estate loan origination, refinancing and sales activity decreased in 2023 in response to increases in market interest rates and changes in the housing markets.

We have active relationships with various secondary market investors that purchase residential real estate loans we originate. In addition to managing our interest rate risk position and earnings through the sale of these loans, we are also able to manage our liquidity position through timely sales of residential real estate loans to the secondary market.

Loans are sold with servicing retained or released. Loans sold with servicing rights retained result in the capitalization of servicing rights. Loan servicing rights are included in other assets and are subsequently amortized as an offset to mortgage banking revenues over the estimated period of servicing. The net balance of capitalized servicing rights amounted to $8.5 million and $9.0 million, respectively, as of December 31, 2023 and 2022. The balance of residential mortgage loans serviced for others, which are not included in the Consolidated Balance Sheets, amounted to $1.5 billion at both December 31, 2023 and 2022.

Consumer Loans
The consumer loan portfolio represented 6% of total loans at both December 31, 2023 and 2022.

Consumer loans include home equity loans and lines of credit and personal installment loans. Home equity lines of credit and home equity loans represented 94% of the total consumer portfolio at December 31, 2023. Our home equity line and home equity loan origination activities are conducted primarily in southern New England. The Bank estimates that approximately 55% of the combined home equity lines of credit and home equity loan balances are first lien positions or subordinate to other Washington Trust mortgages.

The consumer loan portfolio totaled $331.8 million at December 31, 2023, up by $30.4 million, or 10%, from December 31, 2022, largely reflecting increases in home equity lines and loans. Purchased consumer loans, consisting of loans to individuals secured by general aviation aircraft, amounted to $13.2 million and $9.6 million, respectively, at December 31, 2023 and 2022.

Investment in Bank-Owned Life Insurance
BOLI amounted to $103.7 million and $102.2 million, respectively, at December 31, 2023 and 2022. BOLI provides a means to mitigate increasing employee benefit costs.  The Corporation expects to benefit from the BOLI contracts as a result of the tax-free growth in cash surrender value and death benefits that are expected to be generated over time.  The purchase of the

Management's Discussion and Analysis
life insurance policy results in an income-earning asset on the Consolidated Balance Sheet that provides monthly tax-free income to the Corporation.  The largest risk to the BOLI program is credit risk of the insurance carriers.  To mitigate this risk, annual financial condition reviews are completed on all carriers.  BOLI is invested in the “general account” of quality insurance companies.  All such general account carriers were rated as investment grade at December 31, 2023 by credit rating agencies such as A.M. Best, Moody’s and S&P.  BOLI is included in the Consolidated Balance Sheet at its cash surrender value.  Increases in BOLI’s cash surrender value are reported as a component of noninterest income in the Consolidated Statements of Income.

Asset Quality
Management continually monitors the asset quality of the loan portfolio using all available information. The Board of Directors monitors credit risk management through two committees, the Finance Committee and the Audit Committee.  The Finance Committee has oversight responsibility for the credit granting function, including approval authority for credit granting policies, review of management’s credit granting activities and approval of large exposure credit requests.  The Audit Committee has oversight responsibility for the ERM program, which includes credit risk management activities performed by management such as the monitoring of the credit quality of the loan portfolio, conducting a credit review program and determining the adequacy of the ACL. The Audit Committee also approves the policy and methodology for establishing the ACL. These committees report the results of their respective oversight functions to the Board of Directors.  In addition, the Board of Directors receives information concerning asset quality measurements and trends on a regular basis.

In the course of resolving problem loans, the Corporation may choose to modify the contractual terms of certain loans. Effective January 1, 2023, a loan that has been modified is considered a TLM when the modification is made to a borrower experiencing financial difficulty and the modification has a direct impact to the contractual cash flows. The decision to modify a loan, versus aggressively enforcing the collection of the loan, may benefit the Corporation by increasing the ultimate probability of collection. See Notes 2 and 4 to the Consolidated Financial Statements for additional information regarding TLMs.

Management's Discussion and Analysis
Nonperforming Assets
Nonperforming assets include nonaccrual loans and OREO.

The following table presents nonperforming assets and additional asset quality data:

(Dollars in thousands)
December 31,	2023	2022
Commercial:
Commercial real estate	$32,827	$—
Commercial & industrial	682	—
Total commercial	33,509	—
Residential Real Estate:
Residential real estate	9,626	11,894
Consumer:
Home equity	1,483	952
Other	—	—
Total consumer	1,483	952
Total nonaccrual loans	44,618	12,846
OREO, net	683	—
Total nonperforming assets	$45,301	$12,846

Nonperforming assets to total assets	0.63%	0.19%
Nonperforming loans to total loans	0.79%	0.25%
Total past due loans to total loans	0.20%	0.23%
Allowance for credit losses on loans to total loans	0.73%	0.74%
Allowance for credit losses on loans to nonaccrual loans	92.02%	296.02%
Accruing loans 90 days or more past due	$—	$—

Nonaccrual Loans
Loans, with the exception of certain well-secured loans that are in the process of collection, are placed on nonaccrual status and interest recognition is suspended when such loans are 90 days or more overdue with respect to principal and/or interest, or sooner if considered appropriate by management. Loans are removed from nonaccrual status when they have been current as to principal and interest (generally for six months), the borrower has demonstrated an ability to comply with repayment terms, and when, in management’s opinion, the loans are considered to be fully collectible. During 2023, the Corporation made no changes in its practices or policies concerning the placement of loans into nonaccrual status.

Interest income that would have been recognized if loans on nonaccrual status had been current in accordance with their original terms was approximately $3.4 million in 2023, compared to $640 thousand in 2022.  Interest income attributable to these loans included in the Consolidated Statements of Income amounted to approximately $2.9 million and $463 thousand, respectively, in 2023 and 2022.

Management's Discussion and Analysis
The following table presents the activity in nonaccrual loans:

(Dollars in thousands)
Years ended December 31,	2023	2022
Balance at beginning of period	$12,846	$14,203
Additions to nonaccrual status	40,276	3,591
Loans returned to accruing status	(1,636)	(699)
Loans charged-off	(577)	(184)
Loans transferred to other real estate owned	(683)	—
Payments, payoffs and other changes	(5,608)	(4,065)
Balance at end of period	$44,618	$12,846

The following table presents additional detail on nonaccrual loans:

(Dollars in thousands)	December 31, 2023					December 31, 2022
		Days Past Due					Days Past Due
	Current	30-89	90 or More	Total Nonaccrual	% (1)	Current	30-89	90 or More	Total Nonaccrual	% (1)
Commercial:
Commercial real estate	$32,827	$—	$—	$32,827	1.56%	$—	$—	$—	$—	—%
Commercial & industrial	682	—	—	682	0.11	—	—	—	—	—
Total commercial	33,509	—	—	33,509	1.24	—	—	—	—	—
Residential Real Estate:
Residential real estate	4,105	3,512	2,009	9,626	0.37	4,933	3,182	3,779	11,894	0.51
Consumer:
Home equity	127	621	735	1,483	0.47	717	235	—	952	0.33
Other		—	—	—	—		—	—	—	—
Total consumer	127	621	735	1,483	0.45	717	235	—	952	0.32
Total nonaccrual loans	$37,741	$4,133	$2,744	$44,618	0.79%	$5,650	$3,417	$3,779	$12,846	0.25%
(1)Percentage of nonaccrual loans to the total loans outstanding within the respective class.

There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at December 31, 2023.

As of December 31, 2023, the composition of nonaccrual loans was 75% commercial and 25% residential and consumer. This compared to 100% residential and consumer as of December 31, 2022.

Total nonaccrual loans increased by $31.8 million from the end of 2022.

Nonaccrual commercial loans increased by $33.5 million in 2023, due primarily to three CRE loans with a total carrying value of $32.8 million at December 31, 2023 that were placed on nonaccrual status during the year. These three loans are collateral dependent. They were included in individually analyzed loans and based on the estimated fair value of the collateral less estimated costs to sell (when appropriate), specific reserves of $97 thousand were deemed necessary at December 31, 2023. Of the total carrying value, $11.0 million is secured by an office property in Massachusetts; $8.0 million is secured by an office property in Connecticut and was modified as a TLM in 2023; and $13.8 million is secured by a healthcare facility in Connecticut and was modified as TLM in 2023. All three loans are current with respect to payment terms. See Note 4 to the Consolidated Financial Statements for additional disclosure regarding TLMs.

Nonaccrual residential real estate mortgage loans amounted to $9.6 million at December 31, 2023, down by $2.3 million from the end of 2022. As of December 31, 2023, the balance of nonaccrual residential mortgage loans was predominately secured by properties in Massachusetts, Connecticut and Rhode Island. Included in total nonaccrual residential real estate loans at

Management's Discussion and Analysis
December 31, 2023 were four loans purchased for portfolio and serviced by others amounting to $1.2 million.  Management monitors the collection efforts of its third-party servicers as part of its assessment of the collectability of nonperforming loans.

Past Due Loans
The following table presents past due loans by class:

(Dollars in thousands)
December 31,	2023		2022
	Amount	% (1)	Amount	% (1)
Commercial:
Commercial real estate	$—	—%	$1,187	0.06%
Commercial & industrial	10	—	265	0.04
Total commercial	10	—	1,452	0.06
Residential Real Estate:
Residential real estate	8,116	0.31	8,875	0.38
Consumer:
Home equity	3,196	1.02	1,235	0.43
Other	23	0.12	16	0.10
Total consumer	3,219	0.97	1,251	0.42
Total past due loans	$11,345	0.20%	$11,578	0.23%
(1)Percentage of past due loans to the total loans outstanding within the respective class.

As of December 31, 2023, the composition of past due loans (loans past due 30 days or more) was 100% residential and consumer and 0% commercial, compared to 87% for residential and consumer and 13% commercial at December 31, 2022.

Total past due loans decreased by $233 thousand from the end of 2022.

Total past due loans included $6.9 million of nonaccrual loans as of December 31, 2023, compared to $7.2 million of as of December 31, 2022.

All loans 90 days or more past due at December 31, 2023 and 2022 were classified as nonaccrual.

Potential Problem Loans
The Corporation classifies certain loans as “substandard,” “doubtful,” or “loss” based on criteria consistent with guidelines provided by banking regulators.  Potential problem loans include classified accruing commercial loans that were less than 90 days past due at December 31, 2023 and other loans for which known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future.

Potential problem loans are not included in the amounts of nonaccrual presented above.  They are assessed for loss exposure using the methods described in Note 4 to the Consolidated Financial Statements under the caption “Credit Quality Indicators.” Management cannot predict the extent to which economic conditions or other factors may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become modified, or require increased allowance coverage and provision for credit losses on loans.

Management has identified $22.9 million in potential problem loans at December 31, 2023, compared to $927 thousand at December 31, 2022. As of December 31, 2023, the balance of potential problem loans largely consisted of two CRE loans secured by office properties in Massachusetts and Connecticut. At December 31, 2023, these loans were current with respect to payment terms.

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

The following table presents additional detail on the Corporation’s loan portfolio and associated allowance:

(Dollars in thousands)	December 31, 2023			December 31, 2022
	Loans	Related Allowance	Allowance / Loans	Loans	Related Allowance	Allowance / Loans
Individually analyzed loans	$34,640	$97	0.28%	$9,996	$115	1.15%
Pooled (collectively evaluated) loans	5,613,066	40,960	0.73	5,100,143	37,912	0.74
Total	$5,647,706	$41,057	0.73%	$5,110,139	$38,027	0.74%

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

The ACL on loans amounted to $41.1 million at December 31, 2023, up by $3.0 million, or 8%, from the balance at December 31, 2022. The ACL on loans as a percentage of total loans, also known as the reserve coverage ratio, was 0.73% at December 31, 2023, compared to 0.74% at December 31, 2022.

Management's Discussion and Analysis
A positive provision for credit losses (or a charge) of $3.2 million was recognized in earnings in 2023. This reflected loan growth and slowdown of loan prepayment speeds, changes in asset and credit quality, and our current estimate of forecasted economic conditions. Econometric factors have been stable to improving in 2023 with our forecast reflecting a lower probability of a recession.

Net charge-offs totaled $520 thousand, or 0.01% of average loans, in 2023, compared to net recoveries of $368 thousand, or 0.01% of average loans, in 2022.

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

(Dollars in thousands)	December 31, 2023			December 31, 2022
	Allocated ACL	ACL to Loans	Loans to Total Portfolio (1)	Allocated ACL	ACL to Loans	Loans to Total Portfolio (1)
Commercial:
Commercial real estate	$24,144	1.15%	37%	$18,435	1.01%	36%
Commercial & industrial	8,088	1.34	11	10,356	1.58	13
Total commercial	32,232	1.19	48	28,791	1.16	49
Residential Real Estate:
Residential real estate	7,403	0.28	46	7,740	0.33	45
Consumer:
Home equity	1,048	0.34	6	1,115	0.39	6
Other	374	1.95	—	381	2.42	—
Total consumer	1,422	0.43	6	1,496	0.50	6
Total ACL on loans at end of period	$41,057	0.73%	100%	$38,027	0.74%	100%
(1)Percentage of loans outstanding in respective class to total loans outstanding.

Management's Discussion and Analysis
The following table reflects the activity in the ACL on loans during the years presented:

(Dollars in thousands)
December 31,	2023	2022	2021
Balance at beginning of period	$38,027	$39,088	$44,106
Charge-offs:
Commercial:
Commercial real estate	373	—	—
Commercial & industrial	37	36	307
Total commercial	410	36	307
Residential real estate:
Residential real estate	—	—	107
Consumer:
Home equity	—	—	183
Other	167	148	66
Total consumer	167	148	249
Total charge-offs	577	184	663
Recoveries:
Commercial:
Commercial real estate	—	445	—
Commercial & industrial	12	29	41
Total commercial	12	474	41
Residential real estate:
Residential real estate	3	21	89
Consumer:
Home equity	10	12	91
Other	32	45	25
Total consumer	42	57	116
Total recoveries	57	552	246
Net charge-offs (recoveries)	520	(368)	417
Provision charged to earnings	3,550	(1,429)	(4,601)
Balance at end of period	$41,057	$38,027	$39,088

Net charge-offs (recoveries) to average loans	0.01%	(0.01%)	0.01%

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

The following table presents a summary of deposits:

(Dollars in thousands)	December 31, 2023		December 31, 2022		Balance Change
	Amount	% of Total	Amount	% of Total	$	%
Noninterest-bearing demand deposits	$693,746	13%	$858,953	17%	($165,207)	(19%)
Interest-bearing demand deposits (in-market)	504,959	9	302,044	6	202,915	67
NOW accounts	767,036	14	871,875	17	(104,839)	(12)
Money market accounts	1,096,959	21	1,255,805	25	(158,846)	(13)
Savings accounts	497,223	9	576,250	11	(79,027)	(14)
Time deposits (in-market)	1,134,187	22	795,838	16	338,349	43
Total in-market deposits	4,694,110	88	4,660,765	92	33,345	1
Wholesale brokered demand deposits	—	—	31,153	1	(31,153)	(100)
Wholesale brokered time deposits	654,050	12	327,044	7	327,006	100
Total wholesale brokered deposits	654,050	12	358,197	8	295,853	83
Total deposits	$5,348,160	100%	$5,018,962	100%	$329,198	7%

Total deposits amounted to $5.3 billion at December 31, 2023, up by $329.2 million, or 7%, from December 31, 2022, largely reflecting increases in wholesale brokered time deposits.

Wholesale brokered deposits increased by $295.9 million, or 83%, from December 31, 2022, as higher levels were utilized to fund balance sheet growth.

In-market deposits, which exclude wholesale brokered deposits, were up by $33.3 million, or 1%, from the balance at December 31, 2022. As expected, due to higher market interest rates and increased competition, in-market deposits shifted from relatively lower cost products to higher cost products in 2023. As of December 31, 2023, in-market deposits were approximately 60% retail and 40% commercial. Our in-market deposits are well-diversified by industry and customer type. The average size of our in-market deposit accounts was approximately $36 thousand at December 31, 2023.

The following table presents a summary of the Bank’s uninsured deposits:

(Dollars in thousands)	December 31, 2023		December 31, 2022
	Balance	% of Total Deposits	Balance	% of Total Deposits
Uninsured Deposits:
Uninsured deposits (1)	$1,260,672	24%	$1,514,900	30%
Less: affiliate deposits (2)	92,645	2	210,444	4
Uninsured deposits, excluding affiliate deposits	1,168,027	22	1,304,456	26
Less: fully-collateralized preferred deposits (3)	204,327	4	329,868	7
Uninsured deposits, after exclusions	$963,700	18%	$974,588	19%
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

Management's Discussion and Analysis
The following table presents the amount of time certificates of deposit in denominations of $250 thousand or more at December 31, 2023, maturing during the periods indicated:

(Dollars in thousands)
Three months or less	$61,452
Over three months to six months	67,474
Over six months to 12 months	98,355
Over 12 months	43,922
Total time deposits	$271,203

Borrowings
Borrowings primarily consist of FHLB advances, which are used as a source of funding for liquidity and interest rate risk management purposes. FHLB advances totaled $1.2 billion at December 31, 2023, up by $210.0 million from the balance at the end of 2022, as higher levels of wholesale funding were utilized to fund balance sheet growth.

For additional information regarding FHLB advances see Note 13 to the Consolidated Financial Statements.

Liquidity and Capital Resources
Liquidity Management
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand.  The Corporation’s primary source of liquidity is in-market deposits, which funded approximately 67% of total average assets in the twelve months ended December 31, 2023.  While the generally preferred funding strategy is to attract and retain low-cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace.  Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and brokered deposits), cash flows from the investment securities portfolio and loan repayments.  Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs, although management has no intention to do so at this time.

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

Management's Discussion and Analysis
The table below presents a summary of contingent liquidity balances by source:

(Dollars in thousands)
December 31,	2023	2022	2021
Contingent Liquidity:
Federal Home Loan Bank of Boston (1)	$1,086,607	$668,295	$1,642,377
Federal Reserve Bank of Boston (2)	65,759	27,059	16,919
Noninterest-bearing cash	54,970	49,727	46,985
Unencumbered investment securities	680,857	691,893	702,963
Total contingent liquidity	$1,888,193	$1,436,974	$2,409,244

Percentage of total contingent liquidity to uninsured deposits	149.8%	94.9%	179.8%
Percentage of total contingent liquidity to uninsured deposits, after exclusions	195.9%	147.4%	239.8%
(1)As of December 31, 2023, 2022 and 2021, loans with a carrying value of $3.4 billion, $2.4 billion and $2.2 billion, respectively, and securities available for sale with a carrying value of $94.3 million, $102.1 million and $163.2 million, respectively, were pledged to the FHLB resulting in this additional borrowing capacity.
(2)As of December 31, 2023, 2022 and 2021, loans with a carrying value of $71.0 million, $20.9 million and $8.2 million, respectively. and securities available for sale with a carrying value of $13.1 million, $12.7 million and $13.5 million, respectively, were pledged to the FRBB resulting in this additional unused borrowing capacity.

In addition to the amounts presented above, the Bank also had access to a $40.0 million unused line of credit with the FHLB at December 31, 2023, 2022 and 2021. Furthermore, availability of $65.0 million and $215.0 million, respectively, at December 31, 2023 and 2022, was utilized to collateralize an institutional deposit through a standby letter of credit with the FHLB. The Bank had no such standby letter of credit with the FHLB at December 31, 2021.

The ALCO establishes and monitors internal liquidity measures to manage liquidity exposure.  Liquidity remained within target ranges established by the ALCO during 2023.  Based on its assessment of the liquidity considerations described above, management believes the Corporation’s sources of funding meet anticipated funding needs.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements
In the ordinary course of business, the Corporation enters into contractual obligations that require future cash payments. These include payments related to lease obligations, time deposits with stated maturity dates, borrowings and defined benefit pension plans. For additional information on these arrangements and the expected timing of applicable payments as of December 31, 2023, see the following notes to the Consolidated Financial Statements: Note 7 for leases, Note 12 for time deposits, Note 13 for borrowings and Note 16 for defined benefit pension plans.

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

Capital Resources
Total shareholders’ equity amounted to $472.7 million at December 31, 2023, up by $19.0 million from December 31, 2022. This increase was driven by net income of $48.2 million and an increase of $16.6 million in the AOCL component of shareholders' equity. The change in AOCL reflected increases in the fair value of available for sale debt securities and cash flow hedges primarily attributable to relative changes in market interest rates, partially offset by a decrease that was largely

Management's Discussion and Analysis
associated with the annual remeasurement of pension plan liabilities. The overall change in total shareholders’ equity also included reductions of $38.3 million for dividend declarations and a $6.6 million increase in treasury stock balances.

The change in treasury stock balances included the repurchase of 200,000 shares in January and February at an average price of $43.70 and a total cost of $8.8 million, under the 2023 Repurchase Program. The IRA was signed into law in 2022 and imposed an excise tax of 1% on share repurchases made by the Corporation, net of shares issued, effective in 2023. At December 31, 2023, the Corporation recognized a $73 thousand excise tax liability, which was included in other liabilities, attributable to shares repurchased in 2023, with a corresponding offset to treasury stock on the Consolidated Balance Sheet.

The Corporation declared dividends of $2.24 per share in 2023, representing an increase of 6 cents per share, or 3%, over last year. The dividend payout ratio (dividends declared per share to diluted earnings per share) was 79.4% in 2023, compared to 53.0% in 2022.

The ratio of total equity to total assets amounted to 6.56% at December 31, 2023, compared to a ratio of 6.81% at December 31, 2022.  Book value per share was $27.75 at December 31, 2023, compared to $26.40 at December 31, 2022.

The Bancorp and the Bank are subject to various regulatory capital requirements and are considered “well capitalized,” with a total risk-based capital ratio of 11.58% at December 31, 2023, compared to 12.37% at December 31, 2022.

See Note 14 to the Consolidated Financial Statements for additional discussion regarding shareholders’ equity.

Asset/Liability Management and Interest Rate Risk
Interest rate risk is the risk to earnings due to changes in interest rates. The ALCO is responsible for establishing policy guidelines on liquidity and acceptable exposure to interest rate risk. Quarterly, the ALCO reports on the status of liquidity and interest rate risk matters to the Audit Committee. The objective of the ALCO is to manage assets and funding sources to produce results that are consistent with the Corporation’s liquidity, capital adequacy, growth, risk and profitability goals.

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

The ALCO reviews simulation results to determine whether the Corporation’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure.   As of December 31, 2023 and 2022, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Corporation. All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Corporation’s balance sheet remain stable for a 60-month period.  In addition to measuring the change in net interest income as compared to an unchanged rate scenario, the ALCO also measures the trend of both net interest income and NIM over a 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

The ALCO regularly reviews a wide variety of interest rate shift scenario results to evaluate interest rate risk exposure, including scenarios showing the effect of steepening or flattening changes in the yield curve of up to 500 basis points, as well

Management's Discussion and Analysis
as parallel changes in interest rates of up to 400 basis points.  Because income simulations assume that the Corporation’s balance sheet will remain static over the simulation horizon, the results do not reflect adjustments in strategy that the ALCO could implement in response to rate shifts.

The following table sets forth the estimated change in net interest income from an unchanged rate scenario over the periods indicated for parallel changes in market interest rates using the Corporation’s on- and off-balance sheet financial instruments as of December 31, 2023 and 2022.  Interest rates are assumed to shift by a parallel 100 or 200 basis points upward, as well as 100 or 200 basis points downward over a 12-month period, except for savings deposits, which are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements.  Since market interest rates have risen sharply, management incorporated the down 200 basis point scenario into the tabular presentation below. Further, deposits are assumed to have certain minimum rate levels below which they will not fall.  It should be noted that the rate scenarios shown do not necessarily reflect the ALCO’s view of the “most likely” change in interest rates over the periods indicated.

	December 31, 2023		December 31, 2022
	Months 1-12	Months 13-24	Months 1-12	Months 13-24
100 basis point rate decrease	(3.38%)	0.94%	(1.09%)	1.55%
200 basis point rate decrease	(6.82%)	1.53%	(4.17%)	(5.21%)
100 basis point rate increase	0.72%	(6.08%)	(0.78%)	(5.45%)
200 basis point rate increase	4.16%	(7.57%)	0.35%	(7.65%)

The relative change in interest rate sensitivity from December 31, 2022, as shown in the above table, was attributable to changes in balance sheet composition and market interest rates, as well as the March 31, 2023 termination of an interest rate swap contract that was designated as a cash flow hedge to hedge the risk associated with a pool of variable rate commercial loans. This receive-fixed, pay-floating interest rate swap previously mitigated exposure to declining rates and reduced positive exposure to rising rates. See Note 9 to the Consolidated Financial Statements for additional information on the termination.

As of December 31, 2023, the ALCO estimates that negative exposure of net interest income in Year 1 to falling rates as compared to an unchanged rate scenario results from a more rapid decline in earning asset yields compared to rates paid on deposits.  If market interest rates were to fall and remain lower for a sustained period, certain savings and time deposit rates could decline more slowly and by a lesser amount than other market interest rates.  For simulation purposes, deposit rate changes are anticipated to lag behind other market interest rates in both timing and magnitude.  Asset yields would likely decline more rapidly than deposit costs as holdings mature or reprice, since cash flow from mortgage-related prepayments and redemption of callable securities would increase as market interest rates fall. The negative exposure in down rate scenarios reflects the insensitivity of certain deposit rates to market interest rate declines as they approach their floors. The positive exposure to falling rates in Year 2 is attributable to continued downward repricing of liabilities as time deposits and wholesale funding are replaced with lower rates as they mature.

As of December 31, 2023, the positive exposure of net interest income in Year 1 to rising rates as compared to an unchanged rate scenario results from a more rapid projected relative rate of increase in asset yields than funding costs over the near term. For simulation purposes, deposit rate changes are anticipated to lag behind other market interest rates in both timing and magnitude. The negative exposure to rising rates in Year 2 is due to a higher level of longer-term fixed rate assets, as well as larger proportion of wholesale funds to total sources of funds. Fixed rate assets would not reprice upward in a rising rate environment. Wholesale funds generally would reprice more quickly and by a greater amount than the repricing of in-market deposits in response to changes in market interest rates. As market rates increase, ALCO modeling assumes that deposits shift from lower cost to higher cost deposits. This assumption reflects historical operating conditions in rising rate cycles. Although asset yields would increase in a rising interest rate environment, the cumulative impact of relative growth in rate-sensitive higher cost deposit categories and wholesale funds suggests that the increase in the Corporation’s cost of funds could result in a relative decline in net interest income in Year 2 compared to an unchanged rate scenario.

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

Management's Discussion and Analysis
modeling assumes a static balance sheet, with the exception of certain modeled deposit mix shifts from low cost savings deposits to higher cost time deposits in rising rate scenarios as noted above.

The Federal Reserve has recently paused rate hikes and the target range for the Federal Funds rate was 5.25% - 5.50% at December 31, 2023. The increase of the Federal Funds target rate in recent years has resulted in higher rates on existing deposit products and a shift of low cost balances into higher cost alternatives, which could continue into the future, particularly if interest rates continue to rise. As such, the ALCO has modeled deposit shifts out of these low cost categories into higher cost alternatives in the rising rate simulation scenarios presented above. Deposit balances may also be subject to possible outflow to non-bank alternatives in a rising rate environment, as well as due to heightened uncertainty in the banking industry. This may cause interest rate sensitivity to differ from the results as presented. Another significant simulation assumption is the sensitivity of savings deposits to fluctuations in interest rates. Income simulation results assume that changes in both savings deposit rates and balances are related to changes in short-term interest rates. The relationship between short-term interest rate changes and deposit rate and balance changes may differ from the ALCO’s estimates used in income simulation.

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

The following table summarizes the potential change in market value of the Corporation’s available for sale debt securities of December 31, 2023 and 2022 resulting from immediate parallel rate shifts:

(Dollars in thousands)
Security Type	Down 100 Basis Points	Up 200 Basis Points
Obligations of U.S. government-sponsored enterprise securities (callable)	$8,656	($17,242)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	51,000	(100,072)
Trust preferred debt and other corporate debt securities	3	(20)
Total change in market value as of December 31, 2023	$59,659	($117,334)
Total change in market value as of December 31, 2022	$63,712	($125,079)

Impact of Inflation on Changing Prices
The Corporation’s consolidated financial statements and related notes have been prepared in accordance with GAAP, which requires the measurement of financial position and operating results in terms of historical U.S. dollars without considering changes in the relative purchasing power of money over time due to inflation.

A substantial portion of the Corporation’s assets and liabilities are monetary in nature and as a result interest rates have a more significant impact on the overall performance of the Corporation than the general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as inflation. The Federal Reserve’s policy response to counter high levels of inflation has been to increase its Federal Funds target rate, which in turn resulted in higher market interest rates across the economy. While variable-rate assets would reprice upward if interest rates were to rise, interest-bearing liabilities would also reprice upward. Additionally, in a high-rate or rising rate environment, lower cost in-market deposits could continue to shift into higher cost deposit categories, which could put additional pressure on both net interest income and the net interest margin as the Corporation experienced in 2023. Recently, the Federal Reserve has paused rate

Management's Discussion and Analysis
hikes, as the increases in the level of inflation experienced in recent years has been somewhat mitigated. If the Federal Reserve decides to reduce its Federal Funds target rate, variable-rate assets would likely reprice downward more rapidly than interest-bearing liabilities.

For additional discussion on interest due to changes in interest rates, see the caption “Asset/Liability Management and Interest Rate Risk” above.

Furthermore, a prolonged period of inflation could cause wages and other costs to increase.

LIBOR Transition
LIBOR was used extensively as a benchmark for various commercial and financial contracts, including loans, securities, funding sources, interest rate swaps and other derivatives. The ICE Benchmark Administration, the authorized and regulated administrator of LIBOR, ended publication of remaining LIBOR tenors on June 30, 2023. Financial services regulators and industry groups collaborated to develop alternate reference rate indices or reference rates, such as SOFR. SOFR is a backward-looking secured rate as opposed to a forward-looking unsecured rate.

We identified all LIBOR-related contracts and determined which ones would require language to incorporate an alternative reference rate. We ceased offering new loan contracts that referenced LIBOR, and processed modifications on loans that referenced LIBOR to transition them to a new reference rate. For derivative contracts, the International Swap Dealers Association (commonly known as "ISDA") developed fallback language for swap agreements and established a protocol to allow counterparties to modify legacy trades to include the new fallback language. In 2023, the Corporation completed the transition of all contracts (including commercial loans, loan related derivatives, cash flow hedging instruments, and junior subordinated debentures) that previously referenced LIBOR to a new reference rate, primarily SOFR.

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

Allowance for Credit Losses on Loans
The ACL on loans is management’s estimate of expected lifetime credit losses on loans carried at amortized cost. The ACL on loans is established through a provision for credit losses recognized in the Consolidated Statements of Income. Additionally, the ACL on loans is reduced by charge-offs on loans and increased by recoveries of amounts previously charged-off. At December 31, 2023 the ACL on loans totaled $41.1 million, compared to $38.0 million at December 31, 2022. A significant portion of our ACL is allocated to the commercial portfolio (both CRE and C&I). As of December 31, 2023 and 2022, the ACL allocated to the total commercial portfolio was $32.2 million and $28.8 million, respectively.

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

Management's Discussion and Analysis

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

In estimating the ACL on loans, management considers the sensitivity of the model and significant judgments and assumptions that could result in an amount that is materially different from management’s estimate. Given the concentration of ACL allocation to the total commercial portfolio and the significant judgments made by management in deriving the qualitative loss factors, management analyzed the impact that changes in qualitative judgments could have. The range of impact was an ACL allocated to the total commercial loan portfolio between $23.3 million and $53.3 million at December 31, 2023. The sensitivity and related range of impact is a hypothetical analysis and is not intended to represent management’s judgments or assumptions of qualitative loss factors that were utilized at December 31, 2023 in estimation of the ACL on loans recognized on the Consolidated Balance Sheet.

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

As of December 31, 2023, management assessed the effectiveness of the Corporation’s internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by COSO.  Based on this assessment, management concluded that the Corporation’s internal control over financial reporting as of December 31, 2023 was effective.

The Corporation’s internal control over financial reporting as of December 31, 2023 has been audited by Crowe LLP, an independent registered public accounting firm, as stated in their report, which follows. This report expresses an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2023.

/s/ Edward O. Handy III	/s/ Ronald S. Ohsberg

Edward O. Handy III Chairman and Chief Executive Officer	Ronald S. Ohsberg Senior Executive Vice President, Chief Financial Officer and Treasurer

February 26, 2024

Report of Independent Registered Public Accounting Firm
Shareholders and the Board of Directors
Washington Trust Bancorp, Inc.
Westerly, Rhode Island

Opinion on Internal Control over Financial Reporting
We have audited Washington Trust Bancorp, Inc. and Subsidiaries’ (the “Corporation”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Corporation as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”) and our report dated February 26, 2024 expressed an unqualified opinion.
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
February 26, 2024

Report of Independent Registered Public Accounting Firm
Shareholders and the Board of Directors
Washington Trust Bancorp, Inc.
Westerly, Rhode Island

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Washington Trust Bancorp, Inc. and Subsidiaries (the “Corporation”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Corporation’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 26, 2024 expressed an unqualified opinion.
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

Allowance for Credit Losses – Qualitative Factors on Total Commercial Loans
As described in Note 1 to the consolidated financial statements, the Corporation accounts for credit losses under ASC 326, Financial Instruments – Credit Losses. ASC 326 requires the measurement of expected lifetime credit losses for financial assets measured at amortized cost at the reporting date. As of December 31, 2023, the balance of the allowance for credit losses (“ACL”) on loans was $41.1 million.

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

Grand Rapids, Michigan
February 26, 2024

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets	(Dollars in thousands, except par value)

December 31,	2023	2022
Assets:
Cash and due from banks	$86,824	$115,492
Short-term investments	3,360	2,930
Mortgage loans held for sale, at fair value	20,077	8,987
Available for sale debt securities, at fair value (amortized cost $1,152,629; net of allowance for credit losses on securities of $0 at December 31, 2023; and amortized cost of $1,166,340; net of allowance for credit losses on securities of $0 at December 31, 2022)	1,000,380	993,928
Federal Home Loan Bank stock, at cost	51,893	43,463
Loans:
Total loans	5,647,706	5,110,139
Less: allowance for credit losses on loans	41,057	38,027
Net loans	5,606,649	5,072,112
Premises and equipment, net	32,291	31,550
Operating lease right-of-use assets	29,364	27,156
Investment in bank-owned life insurance	103,736	102,182
Goodwill	63,909	63,909
Identifiable intangible assets, net	3,711	4,554
Other assets	200,653	193,788
Total assets	$7,202,847	$6,660,051
Liabilities:
Deposits:
Noninterest-bearing deposits	$693,746	$858,953
Interest-bearing deposits	4,654,414	4,160,009
Total deposits	5,348,160	5,018,962
Federal Home Loan Bank advances	1,190,000	980,000
Junior subordinated debentures	22,681	22,681
Operating lease liabilities	32,027	29,558
Other liabilities	137,293	155,181
Total liabilities	6,730,161	6,206,382
Commitments and contingencies (Note 21)
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 60,000,000 shares; 17,363,457 shares issued and 17,030,987 shares outstanding at December 31, 2023 and 17,363,457 shares issued and 17,182,753 shares outstanding at December 31, 2022	1,085	1,085
Paid-in capital	126,150	127,056
Retained earnings	501,917	492,043
Accumulated other comprehensive loss	(141,153)	(157,800)
Treasury stock, at cost; 332,470 shares at December 31, 2023 and 180,704 shares at December 31, 2022	(15,313)	(8,715)
Total shareholders’ equity	472,686	453,669
Total liabilities and shareholders’ equity	$7,202,847	$6,660,051

The accompanying notes are an integral part of these consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income	(Dollars and shares in thousands, except per share amounts)

	Years ended December 31,	2023	2022	2021
	Interest income:
	Interest and fees on loans	$270,330	$169,301	$141,552
	Interest on mortgage loans held for sale	980	1,165	1,531
	Taxable interest on debt securities	29,059	21,827	14,295
	Dividends on Federal Home Loan Bank stock	3,315	548	436
	Other interest income	4,975	1,624	181
	Total interest and dividend income	308,659	194,465	157,995
	Interest expense:
	Deposits	120,429	26,023	12,390
	Federal Home Loan Bank advances	49,589	11,713	3,800
	Junior subordinated debentures	1,543	739	370
	Total interest expense	171,561	38,475	16,560
	Net interest income	137,098	155,990	141,435
	Provision for credit losses	3,200	(1,300)	(4,822)
	Net interest income after provision for credit losses	133,898	157,290	146,257
	Noninterest income:
	Wealth management revenues	35,540	38,746	41,282
	Mortgage banking revenues	6,660	8,733	28,626
	Card interchange fees	4,921	4,996	4,996
	Service charges on deposit accounts	2,806	3,192	2,683
	Loan related derivative income	1,390	2,756	4,342
	Income from bank-owned life insurance	3,488	2,591	2,925
	Other income	1,335	1,588	2,540
	Total noninterest income	56,140	62,602	87,394
	Noninterest expense:
	Salaries and employee benefits	82,458	83,804	87,295
	Outsourced services	14,521	13,737	13,296
	Net occupancy	9,636	9,126	8,449
	Equipment	4,318	3,797	3,905
	Legal, audit and professional fees	3,891	3,127	2,859
	FDIC deposit insurance costs	4,667	1,687	1,592
	Advertising and promotion	2,562	2,587	1,843
	Amortization of intangibles	843	860	890
	Debt prepayment penalties	—	—	6,930
	Other expenses	10,661	9,997	8,405
	Total noninterest expense	133,557	128,722	135,464
	Income before income taxes	56,481	91,170	98,187
	Income tax expense	8,305	19,489	21,317
	Net income	$48,176	$71,681	$76,870

	Net income available to common shareholders	$48,091	$71,479	$76,648
	Weighted average common shares outstanding - basic	17,033	17,246	17,310
	Weighted average common shares outstanding - diluted	17,062	17,381	17,455
Per share information:	Basic earnings per common share	$2.82	$4.14	$4.43
	Diluted earnings per common share	$2.82	$4.11	$4.39
The accompanying notes are an integral part of these consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)	(Dollars in thousands)

Years ended December 31,	2023	2022	2021
Net income	$48,176	$71,681	$76,870
Other comprehensive income (loss), net of tax:
Net change in fair value of available for sale debt securities	14,442	(124,238)	(16,676)
Net change in fair value of cash flow hedges	7,026	(18,632)	(2,566)
Net change in defined benefit plan obligations	(4,821)	5,051	6,652
Total other comprehensive income (loss), net of tax	16,647	(137,819)	(12,590)
Total comprehensive income (loss)	$64,823	($66,138)	$64,280

The accompanying notes are an integral part of these consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity	(Dollars and shares in thousands)

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2020	17,265	$1,085	$125,610	$418,246	($7,391)	($3,355)	$534,195
Net income	—	—	—	76,870	—	—	76,870
Total other comprehensive loss, net of tax	—	—	—	—	(12,590)	—	(12,590)
Cash dividends declared ($2.10 per share)	—	—	—	(36,806)	—	—	(36,806)
Share-based compensation	—	—	3,316	—	—	—	3,316
Exercise of stock options, issuance of other compensation-related equity awards, net of awards surrendered	66	—	(2,415)	—	—	2,238	(177)
Balance at December 31, 2021	17,331	$1,085	$126,511	$458,310	($19,981)	($1,117)	$564,808

Net income	—	—	—	71,681	—	—	71,681
Total other comprehensive loss, net of tax	—	—	—	—	(137,819)	—	(137,819)
Cash dividends declared ($2.18 per share)	—	—	—	(37,948)	—	—	(37,948)
Share-based compensation	—	—	3,247	—	—	—	3,247
Exercise of stock options, issuance of other compensation-related equity awards, net of awards surrendered	46	—	(2,702)	—	—	1,881	(821)
Treasury stock purchased under the 2021 Repurchase Program	(194)	—	—	—	—	(9,479)	(9,479)
Balance at December 31, 2022	17,183	$1,085	$127,056	$492,043	($157,800)	($8,715)	$453,669

Net income	—	—	—	48,176	—	—	48,176
Total other comprehensive income, net of tax	—	—	—	—	16,647	—	16,647
Cash dividends declared ($2.24 per share)	—	—	—	(38,302)	—	—	(38,302)
Share-based compensation	—	—	2,064	—	—	—	2,064
Exercise of stock options, issuance of other compensation-related equity awards, net of awards surrendered	48	—	(2,970)	—	—	2,216	(754)
Treasury stock purchased under the 2023 Repurchase Program (1)	(200)	—	—	—	—	(8,814)	(8,814)
Balance at December 31, 2023	17,031	$1,085	$126,150	$501,917	($141,153)	($15,313)	$472,686
(1)Treasury stock includes $73 thousand of excise tax attributable to shares repurchased in 2023.
The accompanying notes are an integral part of these consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows	(Dollars in thousands)

	Years ended December 31,	2023	2022	2021
	Cash flows from operating activities:
	Net income	$48,176	$71,681	$76,870
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for credit losses	3,200	(1,300)	(4,822)
	Depreciation of premises and equipment	4,005	3,465	3,411
	Net amortization of premiums and discounts on debt securities and loans	1,352	2,893	3,446
	Amortization of intangibles	843	860	890
	Share–based compensation	2,064	3,247	3,316
	Tax (expense) benefit from stock option exercises and other equity awards	(34)	78	182
	Deferred income tax (benefit) expense	(3,690)	1,160	2,155
	Income from bank-owned life insurance	(3,488)	(2,591)	(2,925)
	Net gains on loan sales, including changes in fair value	(4,514)	(6,730)	(28,195)
	Proceeds from sales of loans, net	219,568	309,749	934,516
	Loans originated for sale	(221,637)	(272,855)	(887,341)
	(Increase) decrease in operating lease right-of-use assets	(2,208)	(464)	2,829
	Increase (decrease) in operating lease liabilities	2,469	547	(2,708)
	(Increase) decrease in other assets	(3,000)	(30,804)	38,935
	(Decrease) increase in other liabilities	(11,503)	34,070	(39,747)
	Net cash provided by operating activities	31,603	113,006	100,812
	Cash flows from investing activities:
Purchases of:	Available for sale debt securities: Mortgage-backed	(39,967)	(223,380)	(347,913)
	Available for sale debt securities: Other	(20,221)	(10,747)	(251,443)
Maturities, calls and principal payments of:	Available for sale debt securities: Mortgage-backed	71,732	116,116	337,751
	Available for sale debt securities: Other	750	—	82,800
	Net (purchases) redemptions of Federal Home Loan Bank stock	(8,430)	(30,432)	17,254
	Net increase in loans	(537,467)	(832,450)	(27,921)
	Purchases of loans	(5,743)	(2,773)	(41,863)
	Purchases of premises and equipment	(5,048)	(6,139)	(3,490)
	Purchases of bank-owned life insurance	—	(7,000)	(7,000)
	Proceeds from surrender of bank-owned life insurance	1,932	—	1,526
	Proceeds from sale of equity investments in real estate limited partnerships	—	—	50
	Equity investments in real estate limited partnerships	(8,115)	(1,861)	—
	Purchases of other equity investments, net	(263)	(375)	(650)
	Net cash used in investing activities	(550,840)	(999,041)	(240,899)
The accompanying notes are an integral part of these consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows – (continued)	(Dollars in thousands)

Years ended December 31,	2023	2022	2021
Cash flows from financing activities:
Net increase in deposits	329,198	38,911	601,698
Proceeds from Federal Home Loan Bank advances	3,515,000	3,156,112	1,294,176
Repayment of Federal Home Loan Bank advances	(3,305,000)	(2,321,112)	(1,743,036)
Treasury stock purchased	(8,814)	(9,479)	—
Net proceeds from stock option exercises and issuance of other equity awards, net of awards surrendered	(754)	(821)	(177)
Cash dividends paid	(38,631)	(37,647)	(36,349)
Net cash provided by financing activities	490,999	825,964	116,312
Net decrease in cash and cash equivalents	(28,238)	(60,071)	(23,775)
Cash and cash equivalents at beginning of year	118,422	178,493	202,268
Cash and cash equivalents at end of year	$90,184	$118,422	$178,493

Noncash Activities:
Loans charged-off	$577	$184	$663
Loans transferred to property acquired through foreclosure or repossession	683	—	—
Commitment for equity investments in real estate limited partnerships	3,020	8,360	—
Supplemental Disclosures:
Interest payments	$156,648	$32,096	$18,313
Income tax payments	9,926	17,706	19,641

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

Cash and due from Banks
Cash and due from banks includes cash on hand, cash items in process of collection, cash on deposit at the FRBB and other correspondent banks, as well as cash pledged to derivative counterparties. Cash on deposit includes interest-bearing deposits held at correspondent banks of $74.5 million and $65.8 million, respectively, at December 31, 2023 and 2022. Cash collateral pledged to derivative counterparties represents restricted cash balances. See Note 9 for additional disclosure regarding cash collateral pledged to derivative counterparties.

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

Allowance for Credit Losses on Securities
For available for sale debt securities in an unrealized loss position, management first assesses whether the Corporation intends to sell, or if it is likely that the Corporation will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through a provision for credit losses recognized in the Consolidated Statements of Income. For debt securities available for sale that do not meet either of these criteria, management evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers both quantitative and qualitative factors.

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

Federal Home Loan Bank Stock
The Bank is a member of the FHLB, which is a cooperative that provides services, including funding in the form of advances, to its member banking institutions. The primary reason for the Bank’s membership is to gain access to a reliable source of wholesale funding in order to manage interest rate risk. The purchase of FHLB stock is a requirement for a member to gain

Notes to Consolidated Financial Statements – (continued)
access to funding and the Bank must own a minimum amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank purchases FHLB stock in proportion to the volume of funding received and views the purchases as a necessary long-term investment for the purposes of balance sheet liquidity and not for investment return.

No market exists for shares of FHLB stock and therefore, it is carried at cost.  FHLB stock may be redeemed at par value five years following termination of FHLB membership, subject to limitations which may be imposed by the FHLB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLB.  While the Bank currently has no intentions to terminate its FHLB membership, the ability to redeem its investment in FHLB stock would be subject to the conditions imposed by the FHLB.  The Bank monitors its investment to determine if impairment exists. Based on the capital adequacy and the liquidity position of the FHLB, management believes there is no impairment related to the carrying amount of FHLB stock included in the Consolidated Balance Sheet as of December 31, 2023.

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

Commissions received on mortgage loans brokered to various investors are recognized when received and are included in mortgage banking revenues.

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

Nonaccrual Loans
Loans, with the exception of certain well-secured loans that are in the process of collection, are placed on nonaccrual status and interest recognition is suspended when such loans are 90 days or more overdue with respect to principal and/or interest, or sooner if considered appropriate by management. Well-secured loans are permitted to remain on accrual status provided that full collection of principal and interest is assured and the loan is in the process of collection. Loans are also placed on nonaccrual status when, in the opinion of management, full collection of principal and interest is doubtful. When loans are

Notes to Consolidated Financial Statements – (continued)
placed on nonaccrual status, interest previously accrued but not collected is reversed against current period income.  Subsequent interest payments received on nonaccrual loans are applied to the outstanding principal balance of the loan or recognized as interest income depending on management’s assessment of the ultimate collectability of the loan. Loans are removed from nonaccrual status when they have been current as to principal and interest (generally for six months), the borrower has demonstrated an ability to comply with repayment terms, and when, in management’s opinion, the loans are considered to be fully collectible.

Troubled Loan Modifications
Effective January 1, 2023, a loan that has been modified is considered a TLM when the modification is made to a borrower experiencing financial difficulty and the modification has a direct impact to the contractual cash flows. If both of the aforementioned criteria are met, then the modification is considered a TLM and subject to the enhanced disclosure requirements.

In the course of resolving problem loans, the Corporation may choose to modify the contractual terms of loans to borrowers who are experiencing financial difficulty. Such modifications to borrowers experiencing financial difficulty may include modified contractual terms that have a direct impact to contractual cash flows, including principal forgiveness, interest rate reductions, maturity extensions, other-than-insignificant payment delays, or any combination thereof. Debt could be bifurcated with separate terms for each tranche of the TLM. Executing a TLM in lieu of aggressively enforcing the collection of the loan may benefit the Corporation by increasing the ultimate probability of collection. The following is a description of each type of modifications for a TLM:

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

TLMs are reported as such for at least one year from the date of the modification. If the TLM performs in accordance with the modified contractual terms for that period of time, it would be removed from this classification.

Troubled Debt Restructured Loans
Prior to the adoption of ASU 2022-02, a loan that had been modified or renewed was considered to be a TDR when two conditions were met: 1) the borrower was experiencing financial difficulty and 2) concessions were made for the borrower’s benefit that would not otherwise have been considered for a borrower or a transaction with similar credit risk characteristics. These concessions may have included modifications of the terms of the debt such as deferral of payments, extension of maturity, reduction of principal balance, reduction of the stated interest rate other than normal market rate adjustments, or a combination of these concessions. Debt could be bifurcated with separate terms for each tranche of the restructured debt. Restructuring of a loan in lieu of aggressively enforcing the collection of the loan may benefit the Corporation by increasing the ultimate probability of collection.

TDRs were classified as accruing or non-accruing based on management’s assessment of the collectability of the loan.  Loans that were already on nonaccrual status at the time of the restructuring generally remained on nonaccrual status for approximately six months before management considered such loans for return to accruing status.  Accruing restructured loans were placed into nonaccrual status if and when the borrower failed to comply with the restructured terms and management deemed it unlikely that the borrower would return to a status of compliance in the near term and full collection of principal and interest was in doubt.

Notes to Consolidated Financial Statements – (continued)
TDRs were reported as such for at least one year from the date of the restructuring.  In years after the restructuring, TDRs were removed from this classification if the restructuring did not involve a below-market rate concession and the loan was performing in accordance with their modified contractual terms for a reasonable period of time.

Individually Analyzed Loans
Individually analyzed loans are individually assessed for credit impairment and include nonaccrual commercial loans, TLMs, as well as certain other loans based on the underlying risk characteristics and the discretion of management to individually analyze such loans. Prior to January 1, 2023, individually analyzed loans also included TDRs.

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

The level of the ACL on loans is based on management’s ongoing review of all relevant information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the calculation of loss given default and the estimation of expected credit losses. As discussed further below, adjustments to historical information are made for differences in specific risk characteristics that may not be reflected in historical loss rates.

Management employs a process and methodology to estimate the ACL on loans that evaluates both quantitative and qualitative factors. In accordance with the Corporation’s ACL policy, the methodology is reviewed no less than annually. The methodology for evaluating quantitative factors consists of two basic components. The first component involves pooling loans into portfolio segments for loans that share similar risk characteristics. Pooled loan portfolio segments include CRE (including a commercial construction sub-segment), C&I, residential real estate, home equity and other consumer loans. The second component involves identifying individually analyzed loans that do not share similar risk characteristics with loans that are pooled into portfolio segments. Individually analyzed loans include nonaccrual commercial loans, TLMs, as well as certain other loans based on the underlying risk characteristics and the discretion of management to individually analyze such loans. Prior to January 1, 2023, individually analyzed loans included reasonably expected TDRs and executed TDRs.

For loans that are individually analyzed, the ACL is measured using a DCF method based upon the loan’s contractual effective interest rate, or at the loan’s observable market price, or, if the loan is collateral dependent, at the fair value of the collateral. Factors management considers when measuring the extent of expected credit loss include payment status, collateral value, borrower financial condition, guarantor support and the probability of collecting scheduled principal and interest payments when due. For collateral dependent loans for which repayment is to be provided substantially through the sale of the collateral, management adjusts the fair value for estimated costs to sell. For collateral dependent loans for which repayment is to be provided substantially through the operation of the collateral, estimated costs to sell are not incorporated into the measurement. Management may also adjust appraised values to reflect estimated market value declines or apply other discounts to appraised values for unobservable factors resulting from its knowledge of circumstances associated with the collateral.

For pooled loans, the Corporation utilizes a DCF methodology to estimate credit losses over the expected life of the loan. The life of the loan excludes expected extensions, renewals and modifications, unless the extension or renewal options are included in the original or modified contract terms and not unconditionally cancellable by the Corporation. The methodology incorporates a probability of default and loss given default framework. Default triggers include the loan has become past due by 90 or more days, a charge-off has occurred, the loan has been placed on nonaccrual status, the loan has been modified as a TLM (effective January 1, 2023; TDR prior to January 1, 2023), or the loan is risk-rated as special mention or classified. Loss given default is estimated based on historical credit loss experience. Probability of default is estimated utilizing a

Notes to Consolidated Financial Statements – (continued)
regression model that incorporates econometric factors. Econometric factors are selected based on the correlation of the factor to historical credit losses for each portfolio segment.

The following table summarizes the econometric factors utilized for each loan portfolio segment as of the dates indicated:

Econometric Factors
Loan portfolio segment	At December 31, 2023	At December 31, 2022
CRE	NUR & GDP	NUR & GDP
C&I	NUR & GDP	NUR & GDP
Residential real estate	NUR & HPI	NUR & HPI
Home equity	NUR & HPI	NUR & HPI
Other consumer	GDP	GDP

To estimate the probability of default, the model utilizes forecasted econometric factors over a one-year reasonable and supportable forecast period. After the forecast period, the econometric factors revert to their historical mean on a straight-line basis over a one-year reversion period resulting in a constant default rate after the reversion period. The DCF methodology combines the probability of default, the loss given default, prepayment speeds and the remaining life of the loan to estimate a reserve for each loan. The sum of all the loan level reserves are aggregated for each portfolio segment and a loss rate factor is derived.

Quantitative loss factors are also supplemented by certain qualitative risk factors reflecting management’s view of how losses may vary from those represented by quantitative loss rates. The qualitative risk factors management considers include: 1) changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses; 2) changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments; 3) changes in the nature and volume of the portfolio and in the terms of loans; 4) changes in the experience, ability, and depth of lending management and other relevant staff; 5) changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or rated loans; 6) changes in the quality of the institution’s credit review system; 7) changes in the value of underlying collateral for collateral dependent loans; 8) the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and 9) the effect of other external factors such as legal and regulatory requirements on the level of estimated credit losses in the institution’s existing portfolio. Qualitative loss factors are applied to each portfolio segment with the range of amounts determined by historical loan charge-offs of a peer group of similar-sized regional banks.

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

Goodwill and Identifiable Intangible Assets
Goodwill represents the excess of the purchase price over the net fair value of the acquired businesses. Goodwill is not amortized, but is tested for impairment at the reporting unit level (defined as the segment level), at least annually in the fourth quarter or more frequently whenever events or circumstances occur that indicate that it is more-likely-than-not that an impairment loss has occurred. In assessing impairment, management has the option to perform a qualitative analysis to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount. If, after assessing the totality of such events or circumstances, we determine it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then we would not be required to perform an impairment test.

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

Notes to Consolidated Financial Statements – (continued)
Intangible assets identified in acquisitions consist of advisory contracts. The value attributed to intangible assets was based on the time period over which they are expected to generate economic benefits. Intangible assets are amortized over their estimated lives using a method that approximates the amount of economic benefits that are realized by the Corporation.

Intangible assets with definite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable.  If applicable, management tests each of the intangibles by comparing the carrying value of the intangible asset to the sum of undiscounted cash flows expected to be generated by the asset.  If the carrying amount of the asset exceeds its undiscounted cash flows, then an impairment loss would be recognized for the amount by which the carrying amount exceeds its fair value. Impairment would result in a write-down to the estimated fair value based on the anticipated discounted future cash flows. The remaining useful life of the intangible assets that are being amortized is also evaluated to determine whether events and circumstances warrant a revision to the remaining period of amortization.

Property Acquired through Foreclosure or Repossession
Property acquired through foreclosure or repossession is initially recorded at fair value less estimated costs to sell, resulting in a new cost basis.  Fair value of such assets is determined based on independent appraisals and other relevant factors.  The amount by which the recorded investment in the loan exceeds the fair value (net of estimated costs to sell) at the time of foreclosure or repossession is charged to the ACL on loans.  Subsequent to foreclosure or repossession, a valuation allowance is maintained for declines in market value and for estimated selling expenses.  Any subsequent increases in fair value of the property are recorded as a reduction to the valuation allowance, but not below zero. Upon sale of foreclosed property, any excess of the carrying value over the sales proceeds is recognized as a loss on sale. Any excess of sales proceeds over the carrying value of the foreclosed property is first applied as a recovery to the valuation allowance, if any, with the remainder being recognized as a gain on sale. Changes to the valuation allowance, expenses associated with ownership of these properties, and gains and losses from their sale are included in other noninterest expense.

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

Notes to Consolidated Financial Statements – (continued)
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

Revenue that is earned at a point in time is derived from transactional information and is recognized as revenue immediately as the transactions occur or upon providing the service to complete the customer’s transaction. This includes card interchange fees (fee income related to debit card transactions), certain service charges on deposits accounts such as overdraft charges, ATM fees for customers, stop-payment fees, and certain other income such as wire transfer fees and ATM fees for non-customers.

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

Notes to Consolidated Financial Statements – (continued)
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

Compensation expense for awards is recognized over the service period based on the fair value at the date of grant and is included in salaries and employee benefits expense in the Consolidated Statements of Income. Grant date fair value for stock options is estimated using the Black-Scholes option-pricing model. Awards of restricted stock units and performance share units are valued at the fair market value of the Bancorp’s common stock as of the award date. Performance share unit compensation expense is based on the most recent performance assumption available and is adjusted as assumptions change. Forfeitures are recognized when they occur. Vesting of the awards may accelerate or may be subject to proportional vesting if there is a change in control, disability, retirement or death. Vested equity awards are issued from treasury stock, when available, or from authorized but unissued stock.

Excess tax benefits (expenses) result when tax return deductions differ from recognized share-based compensation cost that are determined using the grant-date fair value approach for financial statement purposes. Excess tax benefits (expenses) related to the settlement of share-based awards are recorded as a decrease (increase) to income tax expense in the Consolidated Income Statements and are classified in the Consolidated Statements of Cash Flows as an operating activity.

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

Income Taxes
Income tax expense is determined based on the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The impact of tax legislation changes is recognized as a component of income tax expense in the period of enactment. Valuation allowances are established when necessary to reduce deferred tax assets to an amount, which is more-likely-than-not to be realizable.

Additionally, a liability for unrecognized tax benefits is recorded for uncertain tax positions taken by the Corporation on its tax returns for which there is less than a 50% likelihood of being recognized upon a tax examination. Interest related to unrecognized tax benefits is recorded in income tax expense.

Penalties, if incurred, would be recognized as a component of income tax expense.

Segment Reporting
The Corporation manages its operations through two reportable business segments, consisting of Commercial Banking and Wealth Management Services. Additional information on the segments is presented in Note 18.

Notes to Consolidated Financial Statements – (continued)

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

For derivatives designated as cash flow hedges, the changes in the fair value are recorded in other comprehensive income (loss) and subsequently reclassified to earnings when gains or losses are realized.

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

Notes to Consolidated Financial Statements – (continued)
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

Accounting Standards Pending Adoption
Segment Reporting - Topic 280
Accounting Standards Update No. 2023-07, “Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), was issued in November 2023 to enhance and provide additional transparency on segment disclosures, including disclosure of significant segment expense provided to the chief operating decision maker (“CODM”), as well as disclosing the title and position of the CODM and how they use reported results in assessing segment performance and allocation of resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The provisions under ASU 2023-07 should be applied on a retrospective basis. ASU 2023-07 is not expected to have a material impact on the Corporation’s financial statements.

Income Taxes - Topic 740
Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740) - Improvements to Income Tax Disclosures” (“ASU 2023-09”), was issued in December 2023 to enhance and provide additional transparency on income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The provisions under ASU 2023-09 should be applied on a prospective basis, however retrospective application is also permitted. ASU 2023-09 is not expected to have a material impact on the Corporation’s financial statements.

Note 3 - Securities
Available for Sale Debt Securities
The following tables present the amortized cost, gross unrealized holding gains, gross unrealized holding losses, ACL on securities and fair value of securities by major security type and class of security:

(Dollars in thousands)
December 31, 2023	Amortized Cost	Unrealized Gains	Unrealized Losses	ACL	Fair Value
Available for Sale Debt Securities:
Obligations of U.S. government-sponsored enterprises	$250,450	$15	($24,723)	$—	$225,742
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	879,597	246	(125,887)	—	753,956
Individual name issuer trust preferred debt securities	9,400	—	(607)	—	8,793
Corporate bonds	13,182	—	(1,293)	—	11,889
Total available for sale debt securities	$1,152,629	$261	($152,510)	$—	$1,000,380

Notes to Consolidated Financial Statements – (continued)

(Dollars in thousands)
December 31, 2022	Amortized Cost	Unrealized Gains	Unrealized Losses	ACL	Fair Value
Available for Sale Debt Securities:
Obligations of U.S. government-sponsored enterprises	$231,203	$1	($31,622)	$—	$199,582
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	912,581	269	(138,748)	—	774,102
Individual name issuer trust preferred debt securities	9,387	—	(627)	—	8,760
Corporate bonds	13,169	—	(1,685)	—	11,484
Total available for sale debt securities	$1,166,340	$270	($172,682)	$—	$993,928

Accrued interest receivable on available for sale debt securities totaled $3.7 million and $3.1 million, respectively, as of December 31, 2023 and 2022.

At December 31, 2023 and 2022, securities with a fair value of $311.9 million and $294.8 million, respectively, were pledged as collateral for FHLB borrowings, potential borrowings with the FRBB, certain public deposits and for other purposes.  See Note 13 for additional discussion of FHLB borrowings.

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

(Dollars in thousands)
December 31, 2023	Amortized Cost	Fair Value
Due in one year or less	$86,534	$74,195
Due after one year to five years	475,831	416,771
Due after five years to ten years	308,465	267,513
Due after ten years	281,799	241,901
Total securities	$1,152,629	$1,000,380

Included in the above table are debt securities with an amortized cost balance of $253.0 million and a fair value of $226.5 million at December 31, 2023 that are callable at the discretion of the issuers.  Final maturities of the callable securities range from 6 months to 13 years, with call features ranging from 1 month to 7 months.

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

Notes to Consolidated Financial Statements – (continued)
The following tables summarize available for sale debt securities in an unrealized loss position, for which an ACL on securities has not been recorded, segregated by length of time that the securities have been in a continuous unrealized loss position:

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
December 31, 2023	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored enterprises	1	$19,824	($176)	20	$195,903	($24,547)	21	$215,727	($24,723)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	8	43,887	(262)	154	698,115	(125,625)	162	742,002	(125,887)
Individual name issuer trust preferred debt securities	—	—	—	3	8,793	(607)	3	8,793	(607)
Corporate bonds	—	—	—	4	11,889	(1,293)	4	11,889	(1,293)
Total temporarily impaired securities	9	$63,711	($438)	181	$914,700	($152,072)	190	$978,411	($152,510)

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
December 31, 2022	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored enterprises	4	$20,115	($638)	18	$169,466	($30,984)	22	$189,581	($31,622)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	95	288,777	(24,960)	66	471,355	(113,788)	161	760,132	(138,748)
Individual name issuer trust preferred debt securities	—	—	—	3	8,760	(627)	3	8,760	(627)
Corporate bonds	—	—	—	4	11,484	(1,685)	4	11,484	(1,685)
Total temporarily impaired securities	99	$308,892	($25,598)	91	$661,065	($147,084)	190	$969,957	($172,682)

There were no debt securities on nonaccrual status at December 31, 2023 and 2022 and, therefore there was no accrued interest related to debt securities reversed against interest income for 2023 and 2022.

As of December 31, 2023, the Corporation does not intend to sell the debt securities in an unrealized loss position and has determined that it is more-likely-than-not that the Corporation will not be required to sell each security before the recovery of its amortized cost basis. In addition, management does not believe that any of the securities are impaired due to reasons of credit quality. As further described below, management believes the unrealized losses on these debt securities are primarily attributable to changes in the investment spreads and interest rates. Therefore, no ACL was recorded at both December 31, 2023 and 2022.

Obligations of U.S. Government Agency and U.S. Government-Sponsored Enterprise Securities, including Mortgage-Backed Securities
The contractual cash flows for these securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major credit rating agencies and have a long history of no credit losses. The issuers of these securities continue to make timely principal and interest payments and none of these securities were past due at December 31, 2023. As disclosed in Note 1, the Corporation utilizes a zero credit loss estimate for these securities.

Individual Name Issuer Trust Preferred Debt Securities
These securities in an unrealized loss position at December 31, 2023 included three trust preferred securities issued by three individual companies in the banking sector. Management reviewed the collectability of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings, including ratings in effect as of the reporting period date, as well as credit rating changes between the reporting period date and the filing date of this report, and other information.  As of December 31, 2023, there was one individual name issuer trust preferred debt security with an amortized cost of $2.0 million and unrealized losses of $228 thousand that was rated below investment grade by S&P. We noted no downgrades to below investment grade between December 31, 2023 and

Notes to Consolidated Financial Statements – (continued)
the filing date of this report.  Based on the information available through the filing date of this report, all individual name issuer trust preferred debt securities continue to accrue interest and make payments as expected with no payment deferrals or defaults on the part of the issuers.

Corporate Bonds
These securities in an unrealized loss position at December 31, 2023 included four corporate bond holdings issued by three individual companies in the financial services industry. Management reviewed the collectability of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings, including ratings in effect as of the reporting period date, as well as credit rating changes between the reporting period date and the filing date of this report, and other information. As of December 31, 2023, there was one corporate bond debt security with an amortized cost of $2.0 million and unrealized losses of $102 thousand that was rated below investment grade by S&P. We noted no downgrades to below investment grade between December 31, 2023 and the filing date of this report. Based on the information available through the filing date of this report, all corporate bond debt securities continue to accrue interest and make payments as expected with no payment deferrals or defaults on the part of the issuers.

Note 4 - Loans
The following table presents a summary of loans:

(Dollars in thousands)
December 31,	2023	2022
Commercial:
Commercial real estate (1)	$2,106,359	$1,829,304
Commercial & industrial (2)	605,072	656,397
Total commercial	2,711,431	2,485,701
Residential Real Estate:
Residential real estate (3)	2,604,478	2,323,002
Consumer:
Home equity	312,594	285,715
Other (4)	19,203	15,721
Total consumer	331,797	301,436
Total loans (5)	$5,647,706	$5,110,139
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
(5)Includes net unamortized loan origination costs of $13.0 million and $11.6 million, respectively, at December 31, 2023 and 2022 and net unamortized premiums on loans purchased from and serviced by other financial institutions of $286 thousand and $318 thousand, respectively, at December 31, 2023 and 2022.

Loan balances exclude accrued interest receivable of $22.9 million and $17.6 million, respectively, as of December 31, 2023 and 2022.

As of December 31, 2023 and 2022, loans amounting to $3.4 billion and $2.4 billion, respectively, were pledged as collateral to the FHLB under a blanket pledge agreement and to the FRBB for the discount window. See Note 13 for additional disclosure regarding borrowings.

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

Notes to Consolidated Financial Statements – (continued)
Past Due Loans
Past due status is based on the contractual payment terms of the loan. The following tables present an aging analysis of past due loans, segregated by class of loans:

(Dollars in thousands)		Days Past Due
December 31, 2023	Current	30-59	60-89	90 or More	Total Past Due	Total Loans
Commercial:
Commercial real estate	$2,106,359	$—	$—	$—	$—	$2,106,359
Commercial & industrial	605,062	10	—	—	10	605,072
Total commercial	2,711,421	10	—	—	10	2,711,431
Residential Real Estate:
Residential real estate	2,596,362	4,369	1,738	2,009	8,116	2,604,478
Consumer:
Home equity	309,398	2,349	112	735	3,196	312,594
Other	19,180	20	3	—	23	19,203
Total consumer	328,578	2,369	115	735	3,219	331,797
Total loans	$5,636,361	$6,748	$1,853	$2,744	$11,345	$5,647,706

(Dollars in thousands)		Days Past Due
December 31, 2022	Current	30-59	60-89	90 or More	Total Past Due	Total Loans
Commercial:
Commercial real estate	$1,828,117	$1,187	$—	$—	$1,187	$1,829,304
Commercial & industrial	656,132	265	—	—	265	656,397
Total commercial	2,484,249	1,452	—	—	1,452	2,485,701
Residential Real Estate:
Residential real estate	2,314,127	4,793	303	3,779	8,875	2,323,002
Consumer:
Home equity	284,480	1,103	132	—	1,235	285,715
Other	15,705	16	—	—	16	15,721
Total consumer	300,185	1,119	132	—	1,251	301,436
Total loans	$5,098,561	$7,364	$435	$3,779	$11,578	$5,110,139

Included in past due loans as of December 31, 2023 and 2022, were nonaccrual loans of $6.9 million and $7.2 million, respectively. In addition, all loans 90 days or more past due at December 31, 2023 and 2022 were classified as nonaccrual.

Notes to Consolidated Financial Statements – (continued)
Nonaccrual Loans
The following is a summary of nonaccrual loans, segregated by class of loans:

(Dollars in thousands)
	December 31, 2023			December 31, 2022
	Nonaccrual Loans			Nonaccrual Loans
	With an ACL	Without an ACL	Total	With an ACL	Without an ACL	Total
Commercial:
Commercial real estate	$10,997	$21,830	$32,827	$—	$—	$—
Commercial & industrial	—	682	682	—	—	—
Total commercial	10,997	22,512	33,509	—	—	—
Residential Real Estate:
Residential real estate	8,495	1,131	9,626	6,009	5,885	11,894
Consumer:
Home equity	1,483	—	1,483	360	592	952
Other	—	—	—	—	—	—
Total consumer	1,483	—	1,483	360	592	952
Total	$20,975	$23,643	$44,618	$6,369	$6,477	$12,846
Accruing loans 90 days or more past due			$—			$—

Nonaccrual loans of $37.7 million and $5.7 million, respectively, at December 31, 2023 and 2022 were current as to the payment of principal and interest.

As of December 31, 2023 and 2022, nonaccrual loans secured by one- to four-family residential property amounting to $960 thousand and $2.9 million, respectively, were in process of foreclosure.

There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at December 31, 2023.

The following table presents interest income recognized on nonaccrual loans:

(Dollars in thousands)	Interest Income Recognized
Years Ended December 31,	2023	2022
Commercial:
Commercial real estate	$2,719	$—
Commercial & industrial	59	—
Total commercial	2,778	—
Residential Real Estate:
Residential real estate	466	398
Consumer:
Home equity	107	62
Other	4	3
Total consumer	111	65
Total	$3,355	$463

Troubled Loan Modifications
As disclosed in Note 2, effective January 1, 2023, the Corporation adopted ASU 2022-02, which eliminated the accounting guidance for TDRs and added enhanced disclosures with respect to certain modifications for borrowers experiencing financial difficulty.

Notes to Consolidated Financial Statements – (continued)

The following table presents the carrying value at December 31, 2023, of TLMs made during the period indicated, segregated by class of loans and type of concession granted:

(Dollars in thousands)
Year ended December 31, 2023	Maturity Extension	Combination (1)	Total	% (2)
Commercial:
Commercial real estate	$13,780	$8,050	$21,830	1%
Commercial & industrial	—	—	—	—
Total commercial	13,780	8,050	21,830	1
Total	$13,780	$8,050	$21,830	—%
(1)Combination includes an interest rate reduction, payment deferral and maturity extension.
(2)Percentage of TLMs to the total loans outstanding within the respective loan class.

The following table presents the financial effect of TLMs made during the period indicated, segregated by class of loans:

(Dollars in thousands)
Year ended December 31, 2023	Weighted Average Interest Rate Reduction	Weighted Average Maturity Extension (in months)	Weighted Average Other-than-Insignificant Payment Delay (in months)
Commercial:
Commercial real estate	3%	10	12
Commercial & industrial	—	—	—
Total commercial	3	10	12
Total	3%	10	12

Management closely monitors the performance of TLMs to understand the effectiveness of the modifications. The following table presents an aging analysis as of the date indicated, of TLMs that have been modified in the past 12 months:

(Dollars in thousands)	Days Past Due
December 31, 2023	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Commercial real estate	$—	$—	$—	$—	$21,830	$21,830
Commercial & industrial	—	—	—	—	—	—
Total commercial	—	—	—	—	21,830	21,830
Total loans	$—	$—	$—	$—	$21,830	$21,830

The total carrying value of TLMs at December 31, 2023 were included in nonaccrual loans. There were no TLMs made in the previous 12 months for which there was a subsequent payment default.

There were no significant commitments to lend additional funds to borrowers experiencing financial difficulty whose loans were TLMs at December 31, 2023.

Troubled Debt Restructurings
As disclosed in Note 2, effective January 1, 2023, the Corporation adopted ASU 2022-02, which eliminated the accounting guidance for TDRs. Historical disclosures that were required prior to adoption of ASU 2022-02 are shown below.

Notes to Consolidated Financial Statements – (continued)
The following table presents the recorded investment in TDRs and other pertinent information:

(Dollars in thousands)
December 31, 2022
Accruing TDRs	$3,571
Nonaccrual TDRs	5,073
Total	$8,644

Specific reserves on TDRs included in the ACL on loans	$115
Additional commitments to lend to borrowers with TDRs	$—

The following table presents TDRs occurring during the period indicated and the recorded investment pre- and post- modification:

(Dollars in thousands)		Outstanding Recorded Investment
Year ended December 31, 2022	# of Loans	Pre-Modification	Post-Modification
Commercial:
Commercial real estate	—	$—	$—
Commercial & industrial	3	1,687	1,687
Total commercial	3	1,687	1,687
Total	3	$1,687	$1,687

The following table presents TDRs occurring during the period indicated by type of modification:

(Dollars in thousands)
Years ended December 31, 2022
Below-market interest rate concession	$—
Payment deferral	—
Maturity / amortization concession	—
Interest only payments	—
Combination (1)	1,687
Total	$1,687
(1)    Loans included in this classification were modified with a combination of any two of the concessions listed in this table.

In 2022, there were no TDRs modified within the previous 12 months for which there was a payment default.

Individually Analyzed Loans
Individually analyzed loans include nonaccrual commercial loans, TLMs and certain other loans based on the underlying risk characteristics and the discretion of management to individually analyze such loans. Prior to January 1, 2023, individually analyzed loans also included TDRs.

As of December 31, 2023, the carrying value of individually analyzed loans amounted to $34.6 million, all of which were considered collateral dependent. As of December 31, 2022, individually analyzed loans amounted to $10.0 million, of which $8.5 million were considered collateral dependent. For collateral dependent loans where management has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and repayment of the loan is to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. See Note 10 for additional disclosure regarding fair value of individually analyzed collateral dependent loans.

Notes to Consolidated Financial Statements – (continued)
The following table presents the carrying value of collateral dependent individually analyzed loans:

(Dollars in thousands)	December 31, 2023		December 31, 2022
	Carrying Value	Related Allowance	Carrying Value	Related Allowance
Commercial:
Commercial real estate (1)	$32,827	$97	$2,103	$—
Commercial & industrial (2)	682	—	—	—
Total commercial	33,509	97	2,103	—
Residential Real Estate:
Residential real estate (3)	1,131	—	5,760	—
Consumer:
Home equity (3)	—	—	592	—
Other	—	—	—	—
Total consumer	—	—	592	—
Total	$34,640	$97	$8,455	$—
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

Notes to Consolidated Financial Statements – (continued)
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

Notes to Consolidated Financial Statements – (continued)
The following table summarizes the Corporation’s loan portfolio by credit quality indicator and loan portfolio segment as of December 31, 2023:

(Dollars in thousands)	Term Loans Amortized Cost by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term Loans	Total
Commercial:
CRE:
Pass	$327,139	$598,946	$396,468	$168,451	$167,484	$333,356	$42,095	$1,032	$2,034,971
Special Mention	—	—	—	—	—	16,630	—	—	16,630
Classified	21,830	—	18,430	—	14,498	—	—	—	54,758
Total CRE	348,969	598,946	414,898	168,451	181,982	349,986	42,095	1,032	2,106,359
Gross charge-offs	—	—	—	—	—	373	—	—	373

C&I:
Pass	55,607	124,894	52,282	49,812	72,876	145,361	90,664	587	592,083
Special Mention	11,119	—	—	—	181	—	—	—	11,300
Classified	—	818	189	—	682	—	—	—	1,689
Total C&I	66,726	125,712	52,471	49,812	73,739	145,361	90,664	587	605,072
Gross charge-offs	37	—	—	—	—	—	—	—	37

Residential Real Estate:
Residential real estate:
Current	431,563	808,442	666,447	255,554	113,462	320,894	—	—	2,596,362
Past Due	—	—	—	886	594	6,636	—	—	8,116
Total residential real estate	431,563	808,442	666,447	256,440	114,056	327,530	—	—	2,604,478
Gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer:
Home equity:
Current	24,925	14,997	6,829	2,919	1,982	3,696	241,459	12,591	309,398
Past Due	—	—	—	—	130	829	1,301	936	3,196
Total home equity	24,925	14,997	6,829	2,919	2,112	4,525	242,760	13,527	312,594
Gross charge-offs	—	—	—	—	—	—	—	—	—

Other:
Current	6,777	3,530	3,685	1,001	120	3,824	243	—	19,180
Past Due	21	—	—	—	—	—	2	—	23
Total other	6,798	3,530	3,685	1,001	120	3,824	245	—	19,203
Gross charge-offs	159	—	8	—	—	—	—	—	167

Total Loans	$878,981	$1,551,627	$1,144,330	$478,623	$372,009	$831,226	$375,764	$15,146	$5,647,706
Total gross charge-offs	$196	$—	$8	$—	$—	$373	$—	$—	$577

Notes to Consolidated Financial Statements – (continued)
The following table summarizes the Corporation’s loan portfolio by credit quality indicator and loan portfolio segment as of December 31, 2022:

(Dollars in thousands)	Term Loans Amortized Cost by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term Loans	Total
Commercial:
CRE:
Pass	$591,596	$383,062	$177,286	$170,259	$148,371	$242,061	$6,243	$1,437	$1,720,315
Special Mention	20,579	22,324	328	24,270	28,676	10,564	146	—	106,887
Classified	—	—	503	—	1,187	412	—	—	2,102
Total CRE	612,175	405,386	178,117	194,529	178,234	253,037	6,389	1,437	1,829,304
C&I:
Pass	127,152	63,180	71,265	86,470	85,011	114,241	90,987	745	639,051
Special Mention	13,566	—	—	—	1,427	—	1,426	—	16,419
Classified	—	225	—	7	—	—	695	—	927
Total C&I	140,718	63,405	71,265	86,477	86,438	114,241	93,108	745	656,397
Residential Real Estate:
Residential real estate:
Current	838,566	707,760	277,613	123,098	72,541	294,549	—	—	2,314,127
Past Due	—	600	—	266	2,315	5,694	—	—	8,875
Total residential real estate	838,566	708,360	277,613	123,364	74,856	300,243	—	—	2,323,002
Consumer:
Home equity:
Current	20,665	8,308	3,742	2,406	1,947	3,139	235,004	9,268	284,479
Past Due	—	—	—	—	68	98	548	522	1,236
Total home equity	20,665	8,308	3,742	2,406	2,015	3,237	235,552	9,790	285,715
Other:
Current	4,231	4,287	1,676	299	235	4,726	251	—	15,705
Past Due	16	—	—	—	—	—	—	—	16
Total other	4,247	4,287	1,676	299	235	4,726	251	—	15,721
Total Loans	$1,616,371	$1,189,746	$532,413	$407,075	$341,778	$675,484	$335,300	$11,972	$5,110,139

Washington Trust may renew commercial loans at or immediately prior to their maturity. In the tables above, renewals subject to full credit evaluation before being granted are reported as originations in the period renewed. In addition, loans with extensions of maturity dates of more than three months are reported as originations in the period extended.

Notes to Consolidated Financial Statements – (continued)
Loan Servicing Activities
Loans sold with servicing retained result in the capitalization of loan servicing rights. The following table presents an analysis of loan servicing rights:

(Dollars in thousands)	Loan Servicing Rights	Valuation Allowance	Total
Balance at December 31, 2020	$7,588	($154)	$7,434
Loan servicing rights capitalized	5,671	—	5,671
Amortization	(3,438)	—	(3,438)
Decrease in impairment reserve	—	154	154
Balance at December 31, 2021	9,821	—	9,821
Loan servicing rights capitalized	957	—	957
Amortization	(1,763)	—	(1,763)
Balance at December 31, 2022	9,015	—	9,015
Loan servicing rights capitalized	1,069	—	1,069
Amortization	(1,538)	—	(1,538)
Increase in impairment reserve	—	(34)	(34)
Balance at December 31, 2023	$8,546	($34)	$8,512

The following table presents estimated aggregate amortization expense related to loan servicing assets:

(Dollars in thousands)
Years ending December 31:	2024	$1,330
	2025	1,123
	2026	948
	2027	801
	2028	676
	2029 and thereafter	3,668
Total estimated amortization expense		$8,546

Loans sold to others may be serviced by the Corporation on a fee basis under various agreements.  Loans serviced for others are not included in the Consolidated Balance Sheets.  The following table presents the balance of loans serviced for others by loan portfolio:

(Dollars in thousands)
December 31,	2023	2022
Residential real estate	$1,454,342	$1,457,896
Commercial	135,954	107,762
Total	$1,590,296	$1,565,658

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

The following table presents the activity in the ACL on loans for the year ended December 31, 2023:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$18,435	$10,356	$28,791	$7,740	$1,115	$381	$1,496	$38,027
Charge-offs	(373)	(37)	(410)	—	—	(167)	(167)	(577)
Recoveries	—	12	12	3	10	32	42	57
Provision	6,082	(2,243)	3,839	(340)	(77)	128	51	3,550
Ending Balance	$24,144	$8,088	$32,232	$7,403	$1,048	$374	$1,422	$41,057

The following table presents the activity in the ACL on loans for the year ended December 31, 2022:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$18,933	$10,832	$29,765	$7,860	$1,069	$394	$1,463	$39,088
Charge-offs	—	(36)	(36)	—	—	(148)	(148)	(184)
Recoveries	445	29	474	21	12	45	57	552
Provision	(943)	(469)	(1,412)	(141)	34	90	124	(1,429)
Ending Balance	$18,435	$10,356	$28,791	$7,740	$1,115	$381	$1,496	$38,027

The following table presents the activity in the ACL on loans for the year ended December 31, 2021:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$22,065	$12,228	$34,293	$8,042	$1,300	$471	$1,771	$44,106
Charge-offs	—	(307)	(307)	(107)	(183)	(66)	(249)	(663)
Recoveries	—	41	41	89	91	25	116	246
Provision	(3,132)	(1,130)	(4,262)	(164)	(139)	(36)	(175)	(4,601)
Ending Balance	$18,933	$10,832	$29,765	$7,860	$1,069	$394	$1,463	$39,088

Notes to Consolidated Financial Statements – (continued)
Note 6 - Premises and Equipment
The following presents a summary of premises and equipment:

(Dollars in thousands)
December 31,	2023	2022
Land	$6,042	$6,042
Premises and improvements	48,573	47,029
Furniture, fixtures and equipment	23,980	24,463
Total premises and equipment	78,595	77,534
Less: accumulated depreciation	46,304	45,984
Total premises and equipment, net	$32,291	$31,550

The following table presents a summary of depreciation expense:

(Dollars in thousands)		Year ended December 31,
Fixed Asset Type	Income Statement Line Item	2023	2022	2021
Premises and improvements	Net occupancy	$1,840	$1,668	$1,470
Furniture, fixtures and equipment	Equipment	2,165	1,797	1,941
Total depreciation expense		$4,005	$3,465	$3,411

Note 7 - Leases
The Corporation has committed to rent premises used in business operations under non-cancelable operating leases and determines if an arrangement meets the definition of a lease upon inception. Operating lease ROU assets amounted to $29.4 million and $27.2 million, respectively, as of December 31, 2023 and 2022. Operating lease liabilities totaled $32.0 million and $29.6 million, respectively, as of December 31, 2023 and 2022.

As of December 31, 2023, there were no operating leases that had not yet commenced. As of December 31, 2022, there were three operating leases that had not yet commenced.

The following table presents information regarding the Corporation’s operating leases:

At December 31,	2023	2022
Weighted average discount rate	3.80%	3.34%
Range of lease expiration dates	3 months - 24 years	7 months - 25 years
Range of lease renewal options	3 years - 5 years	3 years - 5 years
Weighted average remaining lease term	13.1 years	13.3 years

Notes to Consolidated Financial Statements – (continued)
The following table presents the undiscounted annual lease payments under the terms of the Corporation’s operating leases at December 31, 2023, including a reconciliation to the present value of operating lease liabilities recognized in the Consolidated Balance Sheets:

(Dollars in thousands)
Years ending December 31:	2024	$4,243
	2025	3,701
	2026	3,460
	2027	2,917
	2028	2,595
	2029 and thereafter	23,958
Total operating lease payments		40,874
Less: interest		8,847
Present value of operating lease liabilities (1)		$32,027
(1)Includes short-term operating lease liabilities of $3.1 million.

The following table presents the components of total lease expense and operating cash flows:

(Dollars in thousands)
Year ended December 31,	2023	2022	2021
Lease Expense:
Operating lease expense	$4,476	$4,159	$4,015
Variable lease expense	201	104	69
Total lease expense (1)	$4,677	$4,263	$4,084
Cash Paid:
Cash paid reducing operating lease liabilities	$4,275	$4,076	$3,888
(1)Included in net occupancy expenses in the Consolidated Statements of Income.

Note 8 - Goodwill and Intangible Assets
The following table presents the carrying value of goodwill at the reporting unit (or business segment) level:

(Dollars in thousands)
December 31,	2023	2022
Commercial Banking Segment	$22,591	$22,591
Wealth Management Services Segment	41,318	41,318
Total goodwill	$63,909	$63,909

The balance of goodwill in the Commercial Banking segment arose from the acquisition of First Financial Corp. in 2002. The balance of goodwill in the Wealth Management Services segment arose from the 2005 acquisition of Weston and the 2015 acquisition of Halsey.

The following table presents the components of intangible assets:

(Dollars in thousands)
December 31,	2023	2022
Gross carrying amount	$20,803	$20,803
Accumulated amortization	17,092	16,249
Net amount	$3,711	$4,554

Notes to Consolidated Financial Statements – (continued)

The balance of intangible assets at December 31, 2023 includes wealth management advisory contracts resulting from the 2005 acquisition of Weston and the 2015 acquisition of Halsey.

The wealth management advisory contracts resulting from the Weston acquisition are being amortized over a 20-year life using a declining balance method, based on expected attrition for the current customer base derived from historical runoff data.  The wealth management advisory contracts resulting from the acquisition of Halsey are being amortized on a straight-line basis over a 15-year life.

Amortization expense for the years ended December 31, 2023, 2022, and 2021, amounted to $843 thousand, $860 thousand and $890 thousand, respectively.

The following table presents estimated annual amortization expense for intangible assets at December 31, 2023:

(Dollars in thousands)
Years ending December 31,	2024	$826
	2025	702
	2026	476
	2027	476
	2028	476
	2029 and thereafter	755

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

Cash Flow Hedging Instruments
As of December 31, 2023 and 2022, the Corporation had interest rate swap contracts that were designated as cash flow hedges to hedge the interest rate risk associated with short-term borrowings. See Note 13 for additional disclosure on borrowings.

Additionally, the Corporation had an interest rate swap contract that was designated as a cash flow hedge to hedge the interest rate risk associated with a pool of variable rate commercial loans. On March 31, 2023, the Corporation terminated this interest rate swap contract and the derivative liability was derecognized. The loss on this interest rate swap included in the AOCL component of shareholders’ equity was updated to its termination date fair value of $26.5 million, or $20.1 million after tax. This loss is being amortized into earnings as a reduction of interest income on a straight-line basis over the remaining life of the original interest rate swap term, or through May 1, 2026. At December 31, 2023, the remaining unamortized balance of the loss included in the AOCL component of shareholders’ equity was $20.0 million, or $14.9 million after tax.

Notes to Consolidated Financial Statements – (continued)

The changes in fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) and subsequently reclassified to earnings when gains or losses are realized.

Loan Related Derivative Contracts
Interest Rate Derivative Contracts with Customers
The Corporation enters into interest rate swap and interest rate cap contracts to help commercial loan borrowers manage their interest rate risk.  These interest rate swap contracts allow borrowers to convert variable-rate loan payments to fixed-rate loan payments, while interest rate cap contracts allow borrowers to limit their interest rate exposure in a rising rate environment.  When the Corporation enters into an interest rate derivative contract with a commercial loan borrower, it simultaneously enters into a “mirror” interest rate contract with a third party.  For interest rate swaps, the third party exchanges the client’s fixed-rate loan payments for variable-rate loan payments. The Corporation‘s credit policies with respect to interest rate contracts with commercial borrowers are similar to those used for loans. The Corporation retains the risk that is associated with the potential failure of counterparties and the risk inherent in originating loans. The interest rate contracts with counterparties are generally subject to bilateral collateralization terms. These derivatives are not designated as hedges and therefore, changes in fair value are recognized in earnings.

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

Notes to Consolidated Financial Statements – (continued)
The following table presents the notional amounts and fair values of derivative instruments in the Consolidated Balance Sheets:

(Dollars in thousands)	December 31, 2023			December 31, 2022
		Fair Value			Fair Value
	Notional Amounts	Derivative Assets	Derivative Liabilities	Notional Amounts	Derivative Assets	Derivative Liabilities
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate swaps (1)	$120,000	$802	$1,119	$320,000	$548	$31,178
Derivatives not Designated as Hedging Instruments:
Loan related derivative contracts:
Interest rate contracts with customers	938,872	6,594	52,102	935,099	32	68,137
Mirror interest rate contracts with counterparties	938,872	51,859	6,757	935,099	67,797	61
Risk participation agreements	321,055	66	1	282,191	—	2
Mortgage loan commitments:
Interest rate lock commitments	20,980	504	1	12,201	144	4
Forward sale commitments	50,117	18	711	23,150	58	150
Gross amounts		59,843	60,691		68,579	99,532
Less: amounts offset (2)		7,877	7,877		23,524	23,524
Derivative balances, net of offset		51,966	52,814		45,055	76,008
Less: collateral pledged (3)		—	—		—	7,716
Net amounts		$51,966	$52,814		$45,055	$68,292
(1)The fair value of derivative assets includes accrued interest receivable of $239 thousand and $24 thousand, respectively, at December 31, 2023 and 2022. There was no accrued interest payable included in the fair value of derivative liabilities at December 31, 2023, compared to $856 thousand of accrued interest payable at December 31, 2022.
(2)Interest rate risk management contracts and loan related derivative contracts with counterparties are subject to master netting arrangements.
(3)Collateral contractually required to be pledged to derivative counterparties is in the form of cash. Washington Trust may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

The following table presents the effect of derivative instruments in the Consolidated Statements of Changes in Shareholders’ Equity:

(Dollars in thousands)	Gain (Loss) Recognized in Other Comprehensive Income, Net of Tax
Years ended December 31,	2023	2022	2021
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate swaps	$7,026	($18,632)	($2,566)
Total	$7,026	($18,632)	($2,566)

For derivatives designated as cash flow hedging instruments, see Note 19 for additional disclosure pertaining to the amounts and location of reclassifications from AOCL into earnings.

The following table presents the effect of derivative instruments in the Consolidated Statements of Income:

Notes to Consolidated Financial Statements – (continued)

(Dollars in thousands)		Amount of Gain (Loss) Recognized in Noninterest Income
Years ended December 31,	Statement of Income Location	2023	2022	2021
Derivatives not Designated as Hedging Instruments:
Loan related derivative contracts:
Interest rate contracts with customers	Loan related derivative income	($1,408)	($92,730)	($27,846)
Mirror contracts with counterparties	Loan related derivative income	3,211	94,759	31,547
Risk participation agreements	Loan related derivative income	(413)	727	641
Mortgage loan commitments:
Interest rate lock commitments	Mortgage banking revenues	363	(1,116)	(5,947)
Forward sale commitments	Mortgage banking revenues	61	4,530	5,383
Total		$1,814	$6,170	$3,778

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

The following table presents a summary of mortgage loans held for sale accounted for under the fair value option:

(Dollars in thousands)
December 31,	2023	2022
Aggregate fair value	$20,077	$8,987
Aggregate principal balance	19,480	8,860
Difference between fair value and principal balance	$597	$127

Changes in fair value of mortgage loans held for sale accounted for under the fair value option election are included in mortgage banking revenues in the Consolidated Statements of Income. Changes in fair value amounted to an increase in mortgage banking revenues of $470 thousand in 2023, compared to a decrease in mortgage banking revenues of $868 thousand in 2022.

There were no mortgage loans held for sale 90 days or more past due as of December 31, 2023 and 2022.

Notes to Consolidated Financial Statements – (continued)

Valuation Techniques
Debt Securities
Available for sale debt securities are recorded at fair value on a recurring basis. When available, the Corporation uses quoted market prices to determine the fair value of debt securities; such items are classified as Level 1. There were no Level 1 debt securities held at December 31, 2023 and 2022.

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

Debt securities not actively traded whose fair value is determined through the use of cash flows utilizing inputs that are unobservable are classified as Level 3. There were no Level 3 debt securities held at December 31, 2023 and 2022.

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

Derivatives
Interest rate derivative contracts are traded in over-the-counter markets where quoted market prices are not readily available.  Fair value measurements are determined using independent valuation software, which utilizes the present value of future cash flows discounted using market observable inputs such as forward rate assumptions. The Corporation evaluates the credit risk of its counterparties, as well as that of the Corporation.  Accordingly, factors such as the likelihood of default by the Corporation and its counterparties, its net exposures and remaining contractual life are considered in determining if any fair value adjustments related to credit risk are required.  Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of collateral securing the position, if any. The Corporation has determined that the majority of the inputs used to value its derivative positions fall within Level 2 of the fair value hierarchy. However, the credit valuation adjustments utilize Level 3 inputs. As of December 31, 2023 and 2022, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Corporation has classified its derivative valuations in their entirety as Level 2.

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

Notes to Consolidated Financial Statements – (continued)
Items Recorded at Fair Value on a Recurring Basis
The following tables present the balances of assets and liabilities reported at fair value on a recurring basis:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2023
Assets:
Available for sale debt securities:
Obligations of U.S. government-sponsored enterprises	$225,742	$—	$225,742	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	753,956	—	753,956	—
Individual name issuer trust preferred debt securities	8,793	—	8,793	—
Corporate bonds	11,889	—	11,889	—
Mortgage loans held for sale	20,077	—	20,077	—
Derivative assets	51,966	—	51,966	—
Total assets at fair value on a recurring basis	$1,072,423	$—	$1,072,423	$—
Liabilities:
Derivative liabilities	$52,814	$—	$52,814	$—
Total liabilities at fair value on a recurring basis	$52,814	$—	$52,814	$—

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2022
Assets:
Available for sale debt securities:
Obligations of U.S. government-sponsored enterprises	$199,582	$—	$199,582	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	774,102	—	774,102	—
Individual name issuer trust preferred debt securities	8,760	—	8,760	—
Corporate bonds	11,484	—	11,484	—
Mortgage loans held for sale	8,987	—	8,987	—
Derivative assets	45,055	—	45,055	—
Total assets at fair value on a recurring basis	$1,047,970	$—	$1,047,970	$—
Liabilities:
Derivative liabilities	$76,008	$—	$76,008	$—
Total liabilities at fair value on a recurring basis	$76,008	$—	$76,008	$—

Notes to Consolidated Financial Statements – (continued)
Items Recorded at Fair Value on a Nonrecurring Basis
The following table presents the carrying value of assets held at December 31, 2023, which were written down to fair value during the twelve months ended December 31, 2023:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral dependent individually analyzed loans	$8,050	$—	$—	$8,050
Loan servicing rights	8,512	—	—	8,512
Total assets at fair value on a nonrecurring basis	$16,562	$—	$—	$16,562

There were no assets written down to fair value during the twelve months ended December 31, 2022.

The following table presents valuation techniques and unobservable inputs for assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Inputs Utilized
December 31, 2023
Collateral dependent individually analyzed loans	$8,050	Appraisals of collateral	Discount for costs to sell	0%
			Appraisal adjustments	0%

Loan servicing rights	8,512	Discounted Cash Flow	Discount Rate	10% - 14% (10%)
			Prepayment rates	6% - 53% (9%)

Notes to Consolidated Financial Statements – (continued)
Items for which Fair Value is Only Disclosed
The estimated fair values and related carrying amounts for financial instruments for which fair value is only disclosed are presented in the tables below:

(Dollars in thousands)	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2023
Financial Assets:
Cash and cash equivalents	$90,184	$90,184	$90,184	$—	$—
Loans, net of allowance for credit losses on loans	5,606,649	5,365,396	—	—	5,365,396
FHLB stock	51,893	51,893	—	51,893	—
Investment in BOLI	103,736	103,736	—	103,736	—

Financial Liabilities:
Non-maturity deposits	$3,559,923	$3,559,923	$—	$3,559,923	$—
Time deposits	1,788,237	1,773,643	—	1,773,643	—
FHLB advances	1,190,000	1,192,262	—	1,192,262	—
Junior subordinated debentures	22,681	19,228	—	19,228	—

(Dollars in thousands)	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2022
Financial Assets:
Cash and cash equivalents	$118,422	$118,422	$118,422	$—	$—
Loans, net of allowance for credit losses on loans	5,072,112	4,929,449	—	—	4,929,449
FHLB stock	43,463	43,463	—	43,463	—
Investment in BOLI	102,182	102,182	—	102,182	—

Financial Liabilities:
Non-maturity deposits	$3,896,080	$3,896,080	$—	$3,896,080	$—
Time deposits	1,122,882	1,137,219	—	1,137,219	—
FHLB advances	980,000	978,590	—	978,590	—
Junior subordinated debentures	22,681	18,963	—	18,963	—

Notes to Consolidated Financial Statements – (continued)
Note 11 - Income Taxes
The following table presents the components of income tax expense (benefit):

(Dollars in thousands)
Years ended December 31,	2023	2022	2021
Current Tax Expense:
Federal	$10,494	$16,127	$17,032
State	1,501	2,202	2,130
Total current tax expense	11,995	18,329	19,162
Deferred Tax Expense (Benefit):
Federal	412	1,012	1,822
State	(4,102)	148	333
Total deferred tax expense (benefit)	(3,690)	1,160	2,155
Total income tax expense	$8,305	$19,489	$21,317

Total income tax expense varies from the amount determined by applying the Federal income tax rate to income before income taxes.  The following table presents the reasons for the differences:

Years ended December 31,	2023		2022		2021
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Tax expense at Federal statutory rate	$11,861	21.0%	$19,146	21.0%	$20,619	21.0%
Increase (decrease) in taxes resulting from:
State income tax expense, net of federal tax benefit	1,107	2.0	1,856	2.1	1,943	2.0
Share-based compensation	29	0.1	(68)	(0.1)	(159)	(0.2)
Tax-exempt income, net	(543)	(1.0)	(721)	(0.8)	(772)	(0.8)
Investments in low-income housing tax credits and other benefits, net	(357)	(0.6)	(261)	(0.3)	(117)	(0.1)
BOLI	(732)	(1.3)	(544)	(0.6)	(614)	(0.6)
State valuation allowance adjustment, net	2,153	3.8	—	—	—	—
State net operating loss carryforward, net of federal tax	(1,312)	(2.3)	—	—	—	—
Adjustment to net deferred tax assets for enacted changes in state tax law	(4,093)	(7.2)	—	—	—	—
Other	192	0.2	81	0.1	417	0.4
Total income tax expense	$8,305	14.7%	$19,489	21.4%	$21,317	21.7%

On October 6, 2023 the Commonwealth of Massachusetts enacted into law a tax bill, which made changes to how corporations calculate their Massachusetts taxable income. The law enacted a single sales factor apportionment formula and prescribed a method for sourcing of income from investment and trading activities, effective on January 1, 2025. Upon the enactment, the Corporation was required to revalue its deferred tax assets and liabilities reflecting the updated apportionment formula and income sourcing method. In addition, as further described below, the Corporation determined a portion of state deferred tax assets did not meet the more-likely-than-not realization threshold and a valuation allowance was required. As a result, the Corporation increased net deferred tax assets by $3.3 million with a corresponding decrease to income tax expense in 2023.

Notes to Consolidated Financial Statements – (continued)
The following table presents the approximate tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities:

(Dollars in thousands)
December 31,	2023	2022
Deferred Tax Assets:
Net unrealized losses on available for sale debt securities	$38,823	$41,379
Allowance for credit losses on loans	10,470	9,127
Operating lease liabilities	8,167	7,094
Deferred compensation	5,258	4,486
Cash flow hedges	5,250	7,151
Deferred loan origination fees	2,356	2,106
Share-based compensation	1,806	1,884
Defined benefit pension obligations	1,425	—
State net operating loss carryforwards	1,312	—
Other	2,094	1,809
Deferred tax assets	76,961	75,036
Less: valuation allowance	(2,153)	—
Deferred tax assets, net of valuation allowance	74,808	75,036
Deferred Tax Liabilities:
Operating lease ROU assets	(7,488)	(6,518)
Deferred loan origination costs	(7,365)	(6,394)
Loan servicing rights	(2,171)	(2,163)
Depreciation of premises and equipment	(1,897)	(1,494)
Amortization of intangibles	(946)	(1,093)
Defined benefit pension obligations	—	(333)
Other	(1,133)	(669)
Deferred tax liabilities	(21,000)	(18,664)
Net deferred tax asset	$53,808	$56,372

The Corporation’s net deferred tax asset is included in other assets in the Consolidated Balance Sheets. Net deferred tax assets decreased by $2.6 million during 2023, including the establishment of a valuation allowance of $2.2 million.

Deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available evidence, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets are realized primarily through future reversals of existing taxable temporary differences or by offsetting projected future taxable income.

Management determined that no valuation allowance was required at December 31, 2022. The valuation allowance amounted to $2.2 million at December 31, 2023 and reflected management’s estimate regarding the realizability of a portion of the Corporation’s state deferred tax assets, largely associated with state net operating loss carryforwards. These operating loss carryforwards have various expirations beginning in 2028 through 2042, the majority of which are subject to annual usage limitations. Management’s assessment considered the Corporation’s forecasted future taxable income, existing taxable temporary differences along with tax planning strategies. Management believes deferred tax assets, net of the valuation allowance, are more-likely-than-not to be realized.

The Corporation had no unrecognized tax benefits as of December 31, 2023 and 2022. The Corporation files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  Generally, the Corporation is no longer subject to U.S. federal income and state tax examinations by tax authorities for years before 2020.

Notes to Consolidated Financial Statements – (continued)
Note 12 - Deposits
The following table presents a summary of deposits:

(Dollars in thousands)
December 31,	2023	2022
Noninterest-bearing:
Noninterest-bearing demand deposits	$693,746	$858,953
Interest-bearing:
Interest-bearing demand deposits (1)	504,959	333,197
NOW accounts	767,036	871,875
Money market accounts	1,096,959	1,255,805
Savings accounts	497,223	576,250
Time deposits (2)	1,788,237	1,122,882
Total interest-bearing deposits	$4,654,414	$4,160,009
Total deposits	$5,348,160	$5,018,962
(1)Includes wholesale brokered demand deposit balances of $0 and $31.2 million, respectively, as of December 31, 2023 and 2022.
(2)Includes wholesale brokered time deposit balances of $654.1 million and $327.0 million, respectively, as of December 31, 2023 and 2022.

The following table presents scheduled maturities of time certificates of deposit:

(Dollars in thousands)		Scheduled Maturity	Weighted Average Rate
Years ending December 31:	2024	$1,549,955	4.63%
	2025	149,532	3.38
	2026	32,528	2.21
	2027	30,585	3.16
	2028	25,637	3.61
	2029 and thereafter	—	—
Balance at December 31, 2023		$1,788,237	4.44%

Time certificates of deposit in denominations of $250 thousand or more totaled $271.2 million and $200.9 million, respectively, at December 31, 2023 and 2022.

Note 13 - Borrowings
Federal Home Loan Bank Advances
Advances payable to the FHLB amounted to $1.2 billion and $980.0 million, respectively, at December 31, 2023 and 2022.

At December 31, 2023, the Corporation has interest rate swaps with a notional amount of $120.0 million that were designated as cash flow hedges to hedge the interest rate risk associated with short-term FHLB advances. See Note 9 for additional disclosure on derivatives.

As of December 31, 2023 and 2022, the Bank had access to a $40.0 million unused line of credit with the FHLB. Additionally, the Bank had a standby letter of credit with the FHLB of $65.0 million and $215.0 million, respectively, at December 31, 2023 and December 31, 2022. This standby letter of credit collateralizes an institutional deposit. The Bank had remaining available borrowing capacity of $1.1 billion and $668.3 million, respectively, with the FHLB at December 31, 2023 and 2022. The Bank pledges certain qualified investment securities and loans as collateral to the FHLB.

Notes to Consolidated Financial Statements – (continued)
The following table presents maturities and weighted average interest rates on FHLB advances outstanding as of December 31, 2023:

(Dollars in thousands)	Scheduled Maturity	Weighted Average Rate
2024	$550,000	5.30%
2025	305,000	4.94
2026	165,000	4.54
2027	45,000	4.24
2028	125,000	4.15
2029 and thereafter	—	—
Total	$1,190,000	4.94%

Junior Subordinated Debentures
Junior subordinated debentures amounted to $22.7 million at December 31, 2023 and 2022.

The Bancorp sponsored the creation of Trust I and Trust II, Delaware statutory trusts created for the sole purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures of the Bancorp.  The Bancorp is the owner of all of the common securities of the trusts.  In accordance with GAAP, the trusts are treated as unconsolidated subsidiaries.

The $8.3 million of junior subordinated debentures associated with Trust I mature on September 15, 2035 and bear interest at a rate equal to the three-month SOFR rate plus 1.71%, or 7.10% as of December 31, 2023. Prior to the cessation of LIBOR on June 30, 2023, the Trust I junior subordinated debentures bore interest at a rate equal to the three-month LIBOR rate plus 1.45%, which was 6.22% at December 31, 2022. The $14.4 million of junior subordinated debentures associated with Trust II mature on November 23, 2035 and bear interest at a rate equal to the three-month SOFR rate plus 1.71%, or 7.09% as of December 31, 2023. Prior to the cessation of LIBOR, the Trust II junior subordinated debentures bore interest at a rate equal to the three-month LIBOR rate plus 1.45%, which was 6.14% at December 31, 2022. The debentures may be redeemed at par at the Bancorp’s option, subject to the approval of the applicable banking regulator to the extent required under applicable guidelines or policies.

See Note 14 for additional discussion of the regulatory capital treatment of trust preferred securities.

Notes to Consolidated Financial Statements – (continued)
Note 14 - Shareholders' Equity
Stock Repurchase Program
On December 28, 2023, the Corporation announced that its Board of Directors adopted the 2024 Repurchase Program, which authorizes the repurchase of up to 850,000 shares, or approximately 5%, of the Corporation’s outstanding common stock. This authority may be exercised from time to time and in such amounts as market conditions warrant, and subject to regulatory considerations. The timing and actual numbers of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The 2024 Repurchase Program commenced on January 1, 2024 and expires on December 31, 2024 and may be modified, suspended, or discontinued at any time.

The 2023 Repurchase Program expired on December 31, 2023. For the year ended December 31, 2023, the Corporation repurchased 200,000 shares at an average price of $43.70 and a total cost of $8.8 million, under its 2023 Repurchase Program. The total cost included $73 thousand of excise tax attributable to shares that were repurchased in 2023.

Dividends
The primary source of liquidity for the Bancorp is dividends received from the Bank.  The Bancorp and the Bank are regulated entities and their abilities to pay dividends are subject to regulatory review and restriction.  Certain regulatory and statutory restrictions exist regarding dividends, loans, and advances from the Bank to the Bancorp.  Generally, the Bank has the ability to pay dividends to the Bancorp subject to minimum regulatory capital requirements.  The FDIC and the FRBB have the authority to use their enforcement powers to prohibit a bank or bank holding company, respectively, from paying dividends if, in their opinion, the payment of dividends would constitute an unsafe or unsound practice. Payment of dividends by a bank is also restricted pursuant to various state regulatory limitations. Dividends paid by the Bank to the Bancorp amounted to $38.8 million and $53.2 million, respectively, for the years ended December 31, 2023 and 2022.

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

Capital levels at December 31, 2023 exceeded the regulatory minimum levels to be considered “well capitalized.”

Notes to Consolidated Financial Statements – (continued)
The following table presents the Corporation’s and the Bank’s actual capital amounts and ratios, as well as the corresponding minimum and well capitalized regulatory amounts and ratios that were in effect during the respective periods:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be “Well Capitalized” Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2023
Total Capital (to Risk-Weighted Assets):
Corporation	$611,220	11.58%	$422,259	8.00%	N/A	N/A
Bank	605,289	11.47	422,131	8.00	$527,663	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	572,960	10.86	316,694	6.00	N/A	N/A
Bank	567,029	10.75	316,598	6.00	422,131	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
Corporation	550,964	10.44	237,521	4.50	N/A	N/A
Bank	567,029	10.75	237,449	4.50	342,981	6.50
Tier 1 Capital (to Average Assets): (1)
Corporation	572,960	7.80	293,837	4.00	N/A	N/A
Bank	567,029	7.72	293,742	4.00	367,177	5.00

December 31, 2022
Total Capital (to Risk-Weighted Assets):
Corporation	605,005	12.37	391,363	8.00	N/A	N/A
Bank	588,090	12.02	391,260	8.00	489,074	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	571,794	11.69	293,522	6.00	N/A	N/A
Bank	554,879	11.35	293,445	6.00	391,260	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
Corporation	549,798	11.24	220,142	4.50	N/A	N/A
Bank	554,879	11.35	220,083	4.50	317,898	6.50
Tier 1 Capital (to Average Assets): (1)
Corporation	571,794	8.65	264,295	4.00	N/A	N/A
Bank	554,879	8.40	264,177	4.00	330,222	5.00
(1)Leverage ratio.

In addition to the minimum regulatory capital required for capital adequacy outlined in the table above, the Corporation and the Bank are required to maintain a minimum capital conversation buffer, in the form of common equity, of 2.50% resulting in a requirement for the Corporation and the Bank to effectively maintain total capital, Tier 1 capital and common equity Tier 1 capital ratios of 10.50%, 8.50% and 7.00%, respectively. The Corporation and the Bank must maintain the capital conservation buffer to avoid restrictions on the ability to pay dividends and discretionary bonuses. The Corporation’s and the Bank’s capital levels exceeded the minimum regulatory capital requirements plus the capital conservation buffer at December 31, 2023 and 2022.

The Bancorp owns the common stock of two capital trusts, which have issued trust preferred securities. In accordance with GAAP, the capital trusts are treated as unconsolidated subsidiaries. At both December 31, 2023 and 2022, $22.0 million in trust preferred securities were included in the Tier 1 capital of the Corporation for regulatory capital reporting purposes pursuant to the capital adequacy guidelines of the Federal Reserve.

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

Years ended December 31,	2023		2022		2021
(Dollars in thousands)	Revenue (1)	ASC 606 Revenue (2)	Revenue (1)	ASC 606 Revenue (2)	Revenue (1)	ASC 606 Revenue (2)
Net interest income	$137,098	$—	$155,990	$—	$141,435	$—
Noninterest income:
Wealth management revenues	35,540	35,540	38,746	38,746	41,282	41,282
Mortgage banking revenues	6,660	—	8,733	—	28,626	—
Card interchange fees	4,921	4,921	4,996	4,996	4,996	4,996
Service charges on deposit accounts	2,806	2,806	3,192	3,192	2,683	2,683
Loan related derivative income	1,390	—	2,756	—	4,342	—
Income from bank-owned life insurance	3,488	—	2,591	—	2,925	—
Other income	1,335	1,226	1,588	1,219	2,540	2,148
Total noninterest income	56,140	44,493	62,602	48,153	87,394	51,109
Total revenues	$193,238	$44,493	$218,592	$48,153	$228,829	$51,109
(1)As reported in the Consolidated Statements of Income.
(2)Revenue from contracts with customers in scope of ASC 606.

The following table presents revenue from contracts with customers segregated by revenue recognition timing:

(Dollars in thousands)
Years ended December 31,	2023	2022	2021
Revenue recognized at a point in time:
Card interchange fees	$4,921	$4,996	$4,996
Service charges on deposit accounts	1,842	2,512	2,136
Other income	983	967	1,931
Revenue recognized over time:
Wealth management revenues	35,540	38,746	41,282
Service charges on deposit accounts	964	680	547
Other income	243	252	217
Total revenues from contracts with customers in scope of ASC 606	$44,493	$48,153	$51,109

Receivables for revenue from contracts with customers consist primarily of amounts due for wealth management services performed for which the Corporation’s performance obligations have been fully satisfied. Receivables amounted to $5.5 million and $5.1 million, respectively, at December 31, 2023 and 2022 and were included in other assets in the Consolidated Balance Sheets.

Deferred revenues, which are considered contract liabilities under ASC 606, represent advance consideration received from customers for which the Corporation has a remaining performance obligation to fulfill. Contract liabilities are recognized as

Notes to Consolidated Financial Statements – (continued)
revenue over the life of the contract as the performance obligations are satisfied. The balances of contract liabilities were insignificant at both December 31, 2023 and 2022 and were included in other liabilities in the Consolidated Balance Sheets.

For commissions and incentives that are in scope of ASC 606, such as those paid to employees in our wealth management services and commercial banking segments in order to obtain customer contracts, contract cost assets are established. The contract cost assets are capitalized and amortized over the estimated useful life that the asset is expected to generate benefits. The carrying value of contract cost assets amounted to $2.0 million and $2.1 million, respectively, at December 31, 2023 and 2022 and were included in other assets in the Consolidated Balance Sheets. The amortization of contract cost assets is recorded within salaries and employee benefits expense Consolidated Statements of Income.

Note 16 - Employee Benefits
Defined Benefit Pension Plans
Washington Trust maintains a qualified pension plan for the benefit of certain eligible employees who were hired prior to October 1, 2007. Washington Trust also has non-qualified retirement plans to provide supplemental retirement benefits to certain employees, as defined in the plans. These defined benefit pension plans were previously amended to freeze benefit accruals after a 10-year transition period, which ended in December 2023.

In the fourth quarter of 2023, the Corporation’s Board of Directors approved a resolution to terminate the qualified pension plan and participants were notified of the termination. Work on the qualified pension plan termination process has commenced and the qualified pension plan’s assets are expected to be distributed in 2025, pending completion of applicable regulatory approvals, including receipt of a determination letter from the Internal Revenue Service. The qualified pension plan liability is expected to be settled in 2025 through a combination of lump sum payments to participants and purchase of a group annuity contract from a highly-rated insurance company. Upon settlement in 2025, the Corporation expects to recognize a pre-tax pension settlement charge that will include a non-cash charge for the recognition of all pre-tax actuarial losses accumulated in AOCL at that time. The actual amount of the settlement charge will depend on various factors, including interest rates, plan asset returns, the lump sum election rate and annuity pricing.

The qualified pension plan is funded on a current basis, in compliance with the requirements of ERISA.

Pension benefit costs and benefit obligations incorporate various actuarial and other assumptions, including discount rates, mortality, rates of return on plan assets and compensation increases. Washington Trust evaluates these assumptions annually. The actuarial assumptions as of December 31, 2023 included considerations for the termination of the qualified pension plan.

Notes to Consolidated Financial Statements – (continued)
The following table presents the plans’ projected benefit obligations, fair value of plan assets and funded (unfunded) status:

(Dollars in thousands)	Qualified Pension Plan		Non-Qualified Retirement Plans
At December 31,	2023	2022	2023	2022
Change in Benefit Obligation:
Benefit obligation at beginning of period	$66,656	$89,408	$13,562	$17,717
Service cost	1,403	2,062	156	218
Interest cost	3,540	2,368	706	423
Actuarial (gain) loss	8,522	(23,658)	(279)	(3,880)
Benefits paid	(4,570)	(3,422)	(950)	(916)
Administrative expenses	(267)	(102)	—	—
Benefit obligation at end of period	75,284	66,656	13,195	13,562
Change in Plan Assets:
Fair value of plan assets at beginning of period	81,553	103,047	—	—
Actual return on plan assets	6,121	(17,970)	—	—
Employer contributions	—	—	950	916
Benefits paid	(4,570)	(3,422)	(950)	(916)
Administrative expenses	(267)	(102)	—	—
Fair value of plan assets at end of period	82,837	81,553	—	—
Funded (unfunded) status at end of period (1)	$7,553	$14,897	($13,195)	($13,562)
(1)Funded status of the qualified pension plan is included in other assets in the Consolidated Balance Sheets. Unfunded status of the non-qualified retirement plans is included in other liabilities in the Consolidated Balance Sheets.

The non-qualified retirement plans provide for the designation of assets in rabbi trusts.  Securities available for sale and other short-term investments designated for this purpose, with the carrying value of $13.6 million and $14.0 million are included in the Consolidated Balance Sheets at December 31, 2023 and 2022, respectively.

The following table presents the amounts included in AOCL related to the qualified pension plan and non-qualified retirement plans:

(Dollars in thousands)	Qualified Pension Plan		Non-Qualified Retirement Plans

At December 31,	2023	2022	2023	2022
Net actuarial loss included in AOCL, pre-tax	$8,837	$1,846	$2,939	$3,455

The accumulated benefit obligation for the qualified pension plan was $75.3 million and $64.8 million, respectively, at December 31, 2023 and 2022.  The accumulated benefit obligation for the non-qualified retirement plans amounted to $13.2 million and $13.1 million, respectively, at December 31, 2023 and 2022.

Notes to Consolidated Financial Statements – (continued)
The following table presents components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss), on a pre-tax basis:

(Dollars in thousands)	Qualified Pension Plan			Non-Qualified Retirement Plans
Years ended December 31,	2023	2022	2021	2023	2022	2021
Net Periodic Benefit Cost:
Service cost (1)	$1,403	$2,062	$2,369	$156	$218	$208
Interest cost (2)	3,540	2,368	2,004	706	423	337
Expected return on plan assets (2)	(4,590)	(4,634)	(4,815)	—	—	—
Recognized net actuarial loss (2)	—	1,020	2,121	237	692	723
Net periodic benefit cost	353	816	1,679	1,099	1,333	1,268
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (on a pre-tax basis):
Net loss (gain)	6,991	(2,074)	(8,132)	(516)	(4,572)	(621)
Recognized in other comprehensive income (loss)	6,991	(2,074)	(8,132)	(516)	(4,572)	(621)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$7,344	($1,258)	($6,453)	$583	($3,239)	$647
(1)Included in salaries and employee benefits expense in the Consolidated Statements of Income.
(2)Included in other expenses in the Consolidated Statements of Income.

Assumptions
The following table presents the measurement date and weighted-average assumptions used to determine benefit obligations at December 31, 2023 and 2022:

	Qualified Pension Plan		Non-Qualified Retirement Plans
	2023	2022	2023	2022
Measurement date	Dec 31, 2023	Dec 31, 2022	Dec 31, 2023	Dec 31, 2022
Discount rate	4.51%	5.54%	5.10%	5.50%
Rate of compensation increase	0.50	5.00	N/A	5.00

The following table presents the measurement date and weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2023, 2022 and 2021:

	Qualified Pension Plan			Non-Qualified Retirement Plans
	2023	2022	2021	2023	2022	2021
Measurement date	Dec 31, 2022	Dec 31, 2021	Dec 31, 2020	Dec 31, 2022	Dec 31, 2021	Dec 31, 2020
Equivalent single discount rate for benefit obligations	5.54%	3.00%	2.71%	5.50%	2.89%	2.51%
Equivalent single discount rate for service cost	5.60	3.11	2.86	5.61	3.16	2.94
Equivalent single discount rate for interest cost	5.43	2.67	2.16	5.40	2.48	1.97
Expected long-term return on plan assets	5.25	5.25	5.75	N/A	N/A	N/A
Rate of compensation increase	5.00	3.75	3.75	5.00	3.75	3.75

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

Notes to Consolidated Financial Statements – (continued)
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

Plan Assets
The following tables present the fair values of the qualified pension plan’s assets:

(Dollars in thousands)	Fair Value Measurements Using			Fair Value
December 31, 2023	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$16,820	$—	$—	$16,820
Obligations of U.S. government-sponsored enterprises	—	58,147	—	58,147
Obligations of states and political subdivisions	—	1,459	—	1,459
Corporate bonds	—	1,974	—	1,974
Mutual funds	4,437	—	—	4,437
Total plan assets	$21,257	$61,580	$—	$82,837

(Dollars in thousands)	Fair Value Measurements Using			Fair Value
December 31, 2022	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$8,438	$—	$—	$8,438
Obligations of U.S. government-sponsored enterprises	—	42,601	—	42,601
Obligations of states and political subdivisions	—	1,728	—	1,728
Corporate bonds	—	4,854	—	4,854
Mutual funds	23,932	—	—	23,932
Total plan assets	$32,370	$49,183	$—	$81,553

The qualified pension plan uses fair value measurements to record fair value adjustments to the securities held in its investment portfolio.

When available, the qualified pension plan uses quoted market prices to determine the fair value of securities; such items are classified as Level 1. This category includes cash and cash equivalents, as well as exchange-traded mutual funds.

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

In certain cases where there is limited activity or less transparency around inputs to the valuation, securities may be classified as Level 3.  As of December 31, 2023 and 2022, the qualified pension plan did not have any securities in the Level 3 category.

Notes to Consolidated Financial Statements – (continued)
The following table presents the asset allocations of the qualified pension plan, by asset category:

December 31,	2023	2022
Asset Category:
Cash and cash equivalents	20.3%	10.3%
Fixed income securities (1)	74.3	60.3
Mutual funds	5.4	29.4
Total	100.0%	100.0%
(1)Includes obligations of U.S. government agencies and U.S. government-sponsored enterprises, obligations of states and political subdivisions and corporate bonds.

The assets of the qualified defined benefit pension plan trust are managed to ensure that all present and future benefit obligations are met as they come due.  It seeks to achieve this goal while trying to mitigate volatility in plan funded status, contributions and expense by aligning the characteristics of the plan assets to that of the plan liabilities. The qualified pension plan is considered well-funded and benefit accruals have been frozen at December 31, 2023. In addition, as noted above, the qualified pension plan’s termination has commenced in 2023. Our investment approach takes these factors into consideration, and as such we have increased our allocation to lower-risk fixed income securities, while simultaneously reducing our allocation to higher-risk equity securities.

Cash inflow is typically composed of investment income from portfolio holdings and employer contributions, while cash outflow is for the purpose of paying plan benefits and certain plan expenses.  As early as possible each year, the trustee is advised of the projected schedule of employer contributions and estimations of benefit payments.

Cash Flows
Contributions
The Code permits flexibility in plan contributions so that normally a range of contributions is possible.  The Corporation does not expect to make contributions to the qualified pension plan in the future due to the plan’s termination that is expected to be completed in 2025 and the plan’s funded status.  In addition, the Corporation expects to contribute $859 thousand in benefit payments to the non-qualified retirement plans in 2024.

Estimated Future Benefit Payments
The following table presents the benefit payments, which reflect expected future service, as appropriate, expected to be paid:

(Dollars in thousands)			Qualified Pension Plan	Non-Qualified Retirement Plans
Years ending December 31,	2024		$2,830	$859
	2025	(1)	76,626	873
	2026		—	918
	2027		—	942
	2028		—	934
	2029 and thereafter		—	4,749
(1)The expected benefit payments for the qualified pension plan in 2025 reflects the termination of the plan that is expected to be completed in 2025.

401(k) Plan
The Corporation’s 401(k) Plan provides a match up to a maximum of 3% of employee contributions for substantially all employees.  In addition, substantially all employees hired after September 30, 2007, who are ineligible for participation in the qualified defined benefit pension plan, receive a non-elective employer contribution of 4% of compensation.  Total employer matching contributions under this plan amounted to $3.5 million, $3.2 million and $3.0 million in 2023, 2022 and 2021, respectively.

Deferred Compensation Plan
The Amended and Restated Nonqualified Deferred Compensation Plan provides supplemental retirement and tax benefits to directors and certain officers.  The plan is funded primarily through pre-tax contributions made by the participants.  The

Notes to Consolidated Financial Statements – (continued)
assets and liabilities of the Deferred Compensation Plan are recorded at fair value in the Consolidated Balance Sheets.  The participants in the plan bear the risk of market fluctuations of the underlying assets.  The accrued liability related to this plan amounted to $20.6 million and $18.7 million, respectively, at December 31, 2023 and 2022, and is included in other liabilities on the accompanying Consolidated Balance Sheets.  The corresponding invested assets are reported in other assets in the Consolidated Balance Sheets.

Note 17 - Share-Based Compensation Arrangements
The Corporation’s equity compensation plans include the 2003 Stock Incentive Plan, the 2013 Stock Option and Incentive Plan and the 2022 Long Term Incentive Plan, which have been approved by the Corporation’s Board of Directors and shareholders. Awards are being granted only from the 2022 Long Term Incentive Plan, as there are no securities available for future grants under the 2003 Stock Incentive Plan or 2013 Stock Option and Incentive Plan.

The maximum number of shares of common stock that may be issued under the 2022 Long Term Incentive Plan is 669,966 at December 31, 2023 and is subject to adjustment in accordance with the terms of this plan. The types of permitted equity awards under the 2022 Long Term Incentive Plan include stock options (both incentive and non-qualified options), stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, cash-based awards, and dividend equivalent rights.

See Item 12 for additional information regarding the equity compensation plans.

Reserved Shares
As of December 31, 2023, a total of 1,232,966 common stock shares were reserved for issuance under the 2003 Stock Incentive Plan, 2013 Stock Option and Incentive Plan and 2022 Long Term Incentive Plan.

Share-based Compensation Expense
The following table presents share-based compensation expense and the related income tax benefits recognized in the Consolidated Statements of Income for stock options, restricted stock units and performance share units:

(Dollars in thousands)
Years ended December 31,	2023	2022	2021
Share-based compensation expense	$2,064	$3,247	$3,316
Related income tax benefits (1)	$492	$857	$978
(1)Includes $34 thousand of excess tax expense recognized upon the settlement of share-based compensation awards in 2023, compared to $78 thousand and $182 thousand, respectively, of excess tax benefits in 2022 and 2021.

As of December 31, 2023, there was $4.4 million of total unrecognized compensation cost related to share-based compensation arrangements, including stock options, restricted stock units and performance share units granted under the Plans.  That cost is expected to be recognized over a weighted average period of 1.8 years.

Stock Options
The exercise price of each stock option may not be less than the fair market value of the Bancorp’s common stock on the date of grant, and options shall have a term of no more than ten years. Stock options are designated as either non-qualified or incentive stock options. For the years ended 2023, 2022 and 2021, all stock options granted by the Corporation were designated as non-qualified stock options.

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

Notes to Consolidated Financial Statements – (continued)
The following presents the assumptions used in determining the grant date fair value of the stock option awards granted to certain key employees:

	2023	2022	2021
Options granted	49,000	57,700	53,700
Cliff vesting period (years)	3	3	3
Expected term (years)	6.5	6.5	6.5
Expected dividend yield	4.38%	3.90%	3.80%
Weighted average expected volatility	33.15%	31.67%	31.50%
Weighted average risk-free interest rate	4.85%	4.15%	1.41%
Weighted average grant-date fair value	$6.71	$12.01	$11.10

The following table presents a summary of stock options outstanding as of and for the year ended December 31, 2023:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)
Options outstanding at beginning of period	371,890	$46.67
Granted	49,000	26.42
Exercised	—	—
Forfeited or expired	(11,033)	36.53
Options outstanding at end of period	409,857	$44.52	6.34	$303
Options exercisable at end of period	253,257	$45.09	4.83	$11

The total intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date.

The following table presents additional information concerning options outstanding and options exercisable at December 31, 2023:

	Options Outstanding			Options Exercisable
Exercise Price Ranges	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$20.01 to $30.00	49,000	9.80	$26.42	—	$—
$30.01 to $40.00	90,287	5.69	33.21	90,287	33.21
$40.01 to $50.00	133,528	6.47	47.44	77,728	46.68
$50.01 to $60.00	137,042	5.42	55.60	85,242	56.22
Total	409,857	6.34	$44.52	253,257	$45.09

There were no stock options exercised during the year ended December 31, 2023. The total intrinsic value of stock options exercised during the years ended December 31, 2022 and 2021 was $142 thousand and $897 thousand, respectively.

Restricted Stock Units
In 2023, 2022 and 2021, the Corporation granted to directors and certain key employees 30,862, 21,467 and 19,185 restricted stock units, respectively, with 3-year cliff vesting.

Notes to Consolidated Financial Statements – (continued)
The following table presents a summary of restricted stock units as of and for the year ended December 31, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value
Beginning of period	65,312	$45.51
Granted	30,862	31.04
Vested	(26,711)	37.07
Forfeited	(1,289)	48.43
End of period	68,174	$42.21

Performance Share Units
The Corporation granted performance share units to certain key employees providing the opportunity to earn shares of common stock over a 3-year performance period. The number of shares to be vested will be contingent upon the Corporation’s attainment of certain performance measures as detailed in the performance share unit award agreements.

The following table presents a summary of outstanding performance share units as of December 31, 2023:

		Grant Date Fair Value per Share	Weighted Average Current Performance Assumption	Expected Number of Shares
Performance share units awarded in:	2023	$47.35	110%	47,520
	2022	59.31	100%	27,100
	2021	46.15	70%	22,652
Total				97,272

The following table presents a summary of performance share units as of and for the year ended December 31, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value
Beginning of period	144,938	$45.41
Granted	47,520	47.35
Vested	(48,010)	37.37
Forfeited (1)	(47,176)	45.25
End of period	97,272	$50.40
(1)The number of forfeited shares also includes adjustments made to performance measure estimates on outstanding awards that have not yet vested.

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

Notes to Consolidated Financial Statements – (continued)
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

The following tables present the statement of operations and total assets for Washington Trust’s reportable business segments.

(Dollars in thousands)
Year ended December 31, 2023	Commercial Banking	Wealth Management Services	Consolidated Total
Net interest income	$137,061	$37	$137,098
Provision for credit losses	3,200	—	3,200
Net interest income after provision for credit losses	133,861	37	133,898
Noninterest income	20,006	36,134	56,140
Noninterest expenses:
Depreciation and amortization expense	3,460	1,388	4,848
Other noninterest expenses	99,506	29,203	128,709
Total noninterest expenses	102,966	30,591	133,557
Income before income taxes	50,901	5,580	56,481
Income tax expense	7,028	1,277	8,305
Net income	$43,873	$4,303	$48,176

Total assets at period end	$7,146,096	$56,751	$7,202,847
Expenditures for long-lived assets	5,013	35	5,048

(Dollars in thousands)
Year ended December 31, 2022	Commercial Banking	Wealth Management Services	Consolidated Total
Net interest income (expense)	$156,040	($50)	$155,990
Provision for credit losses	(1,300)	—	(1,300)
Net interest income (expense) after provision for credit losses	157,340	(50)	157,290
Noninterest income	23,088	39,514	62,602
Noninterest expenses:
Depreciation and amortization expense	2,948	1,377	4,325
Other noninterest expenses	94,025	30,372	124,397
Total noninterest expenses	96,973	31,749	128,722
Income before income taxes	83,455	7,715	91,170
Income tax expense	17,557	1,932	19,489
Net income	$65,898	$5,783	$71,681

Total assets at period end	$6,585,310	$74,741	$6,660,051
Expenditures for long-lived assets	5,475	664	6,139

Notes to Consolidated Financial Statements – (continued)

(Dollars in thousands)
Year ended December 31, 2021	Commercial Banking	Wealth Management Services	Consolidated Total
Net interest income (expense)	$141,493	($58)	$141,435
Provision for credit losses	(4,822)	—	(4,822)
Net interest income (expense) after provision for credit losses	146,315	(58)	146,257
Noninterest income	44,748	42,646	87,394
Noninterest expenses:
Depreciation and amortization expense	2,827	1,474	4,301
Other noninterest expenses	101,029	30,134	131,163
Total noninterest expenses	103,856	31,608	135,464
Income before income taxes	87,207	10,980	98,187
Income tax expense	18,575	2,742	21,317
Net income	$68,632	$8,238	$76,870

Total assets at period end	$5,776,754	$74,373	$5,851,127
Expenditures for long-lived assets	3,246	244	3,490

Note 19 - Other Comprehensive Income (Loss)
The following tables present the activity in other comprehensive income (loss):

(Dollars in thousands)
Year ended December 31, 2023	Pre-tax Amounts	Income Tax Benefit (Expense)	Net of Tax
Available for Sale Debt Securities:
Changes in fair value of available for sale debt securities	$20,163	($5,721)	$14,442
Cash Flow Hedges:
Changes in fair value of cash flow hedges	1,647	(346)	1,301
Net cash flow hedge losses reclassified into earnings (1)	7,563	(1,838)	5,725
Net change in the fair value of cash flow hedges	9,210	(2,184)	7,026
Defined Benefit Plan Obligations:
Defined benefit plan obligation adjustment	(6,712)	1,712	(5,000)
Amortization of net actuarial losses (2)	237	(58)	179
Net change in defined benefit plan obligations	(6,475)	1,654	(4,821)
Total other comprehensive income	$22,898	($6,251)	$16,647
(1)The pre-tax amounts reclassified into earnings in the Consolidated Statements of Income include a $9.2 million reduction in interest and fees on loans and a $1.7 million reduction in FHLB interest expense.
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
(2)The pre-tax amount presented above is included in other expenses in the Consolidated Statements of Income.

(Dollars in thousands)
Year ended December 31, 2021	Pre-tax Amounts	Income Tax (Expense)Benefit	Net of Tax
Available for Sale Debt Securities:
Changes in fair value of available for sale debt securities	($21,942)	$5,266	($16,676)
Cash Flow Hedges:
Changes in fair value of cash flow hedges	(3,067)	736	(2,331)
Net cash flow hedge gains reclassified into earnings (1)	(310)	75	(235)
Net change in the fair value of cash flow hedges	(3,377)	811	(2,566)
Defined Benefit Plan Obligations:
Defined benefit plan obligation adjustment	5,908	(1,417)	4,491
Amortization of net actuarial losses (2)	2,844	(683)	2,161
Net change in defined benefit plan obligations	8,752	(2,100)	6,652
Total other comprehensive loss	($16,567)	$3,977	($12,590)
(1)The pre-tax amounts reclassified into earnings in the Consolidated Statements of Income include a $1.5 million increase in interest and fees on loans and a $1.1 million increase in FHLB interest expense.
(2)The pre-tax amount presented above is included in other expenses in the Consolidated Statements of Income.

Notes to Consolidated Financial Statements – (continued)
The following tables present the changes in AOCI (AOCL) by component, net of tax:

(Dollars in thousands)	Net Unrealized Losses on Available for Sale Debt Securities	Net Unrealized Losses on Cash Flow Hedges	Net Unrealized Losses on Defined Benefit Plan Obligations	Total
Balance at December 31, 2022	($131,033)	($22,645)	($4,122)	($157,800)
Other comprehensive income (loss) before reclassifications	14,442	1,301	(5,000)	10,743
Amounts reclassified from accumulated other comprehensive income (loss)	—	5,725	179	5,904
Net other comprehensive income (loss)	14,442	7,026	(4,821)	16,647
Balance at December 31, 2023	($116,591)	($15,619)	($8,943)	($141,153)

(Dollars in thousands)	Net Unrealized Losses on Available for Sale Debt Securities	Net Unrealized Losses on Cash Flow Hedges	Net Unrealized Losses on Defined Benefit Plan Obligations	Total
Balance at December 31, 2021	($6,795)	($4,013)	($9,173)	($19,981)
Other comprehensive (loss) income before reclassifications	(124,238)	(20,781)	3,750	(141,269)
Amounts reclassified from accumulated other comprehensive (loss) income	—	2,149	1,301	3,450
Net other comprehensive (loss) income	(124,238)	(18,632)	5,051	(137,819)
Balance at December 31, 2022	($131,033)	($22,645)	($4,122)	($157,800)

(Dollars in thousands)	Net Unrealized Gains (Losses)on Available for Sale Debt Securities	Net Unrealized Losses on Cash Flow Hedges	Net Unrealized Losses on Defined Benefit Plan Obligations	Total
Balance at December 31, 2020	$9,881	($1,447)	($15,825)	($7,391)
Other comprehensive (loss) income before reclassifications	(16,676)	(2,331)	4,491	(14,516)
Amounts reclassified from accumulated other comprehensive (loss) income	—	(235)	2,161	1,926
Net other comprehensive (loss) income	(16,676)	(2,566)	6,652	(12,590)
Balance at December 31, 2021	($6,795)	($4,013)	($9,173)	($19,981)

Notes to Consolidated Financial Statements – (continued)
Note 20 - Earnings per Common Share
The following table presents the calculation of EPS:

(Dollars and shares in thousands, except per share amounts)
Years ended December 31,	2023	2022	2021
Earnings per basic and diluted earnings per common share:
Net income	$48,176	$71,681	$76,870
Less: dividends and undistributed earnings allocated to participating securities	(85)	(202)	(223)
Net income available to common shareholders	$48,091	$71,479	$76,647

Shares:
Weighted average common shares outstanding for basic EPS	17,033	17,246	17,310
Dilutive effect of common stock equivalents	29	135	145
Weighted average common shares outstanding for diluted EPS	17,062	17,381	17,455

EPS:
Basic EPS	$2.82	$4.14	$4.43
Diluted EPS	$2.82	$4.11	$4.39

Weighted average common stock equivalents, not included in common stock equivalents above because they were anti-dilutive, totaled 465,997, 149,742 and 100,150, respectively, for the years ended December 31, 2023, 2022 and 2021.

Notes to Consolidated Financial Statements – (continued)
Note 21 - Commitments and Contingencies
Financial Instruments with Off-Balance Risk
The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to manage the Corporation’s exposure to fluctuations in interest rates.  These financial instruments include commitments to extend credit and standby letters of credit, as well as derivative financial instruments, such as mortgage loan commitments, loan related derivative contracts and interest rate risk management contracts.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Balance Sheets.  The contract or notional amounts of these instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments. See Note 9 for additional disclosure pertaining to derivative financial instruments.

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

Standby Letters of Credit
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These standby letters of credit are primarily issued to support the financing needs of the Bank’s commercial customers. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral supporting those commitments is essentially the same as for other commitments. Most standby letters of credit extend for one year. At December 31, 2023 and 2022, there were no liabilities to beneficiaries resulting from standby letters of credit. Should the Corporation be required to make payments to the beneficiary, repayment from the customer to the Corporation is required.

The following table presents the contractual and notional amounts of financial instruments with off-balance sheet risk:

(Dollars in thousands)
December 31,	2023	2022
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,185,196	$1,308,873
Standby letters of credit	9,323	9,028

ACL on Unfunded Commitments
The activity in the ACL on unfunded commitments for the year ended December 31, 2023 is presented below:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$1,236	$988	$2,224	$50	$—	$16	$16	$2,290
Provision	(145)	(166)	(311)	(35)	—	(4)	(4)	(350)
Ending Balance	$1,091	$822	$1,913	$15	$—	$12	$12	$1,940

Notes to Consolidated Financial Statements – (continued)
The activity in the ACL on unfunded commitments for the year ended December 31, 2022 is presented below:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$1,267	$816	$2,083	$62	$—	$16	$16	$2,161
Provision	(31)	172	141	(12)	—	—	—	129
Ending Balance	$1,236	$988	$2,224	$50	$—	$16	$16	$2,290

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

In the case of a repurchase, the Corporation will bear any subsequent credit loss on the residential real estate mortgage loan. Washington Trust has experienced an insignificant number of repurchase demands over a period of many years.  As of December 31, 2023 and 2022, the carrying value of loans repurchased due to representation and warranty claims was $1.5 million and $1.0 million, respectively. Washington Trust has recorded a reserve for its exposure to losses for premium recapture and the obligation to indemnify or repurchase previously sold residential real estate mortgage loans.  The reserve balance amounted to $245 thousand and $265 thousand at December 31, 2023 and 2022, respectively, and is included in other liabilities in the Consolidated Balance Sheets. Any change in the estimate is recorded in mortgage banking revenues in the Consolidated Statements of Income.

Notes to Consolidated Financial Statements – (continued)
Note 22 - Parent Company Financial Statements
The following tables present parent company only condensed financial statements of the Bancorp, reflecting the investment in the Bank on the equity basis of accounting.  The Statements of Changes in Shareholders’ Equity for the parent company only are identical to the Consolidated Statements of Changes in Shareholders’ Equity and are therefore not presented.

Balance Sheets	(Dollars in thousands)
December 31,	2023	2022
Assets:
Cash on deposit with bank subsidiary	$4,701	$15,557
Investment in subsidiaries at equity value:
Bank	488,751	458,750
Non-bank	685	685
Dividends receivable from bank subsidiary	9,925	10,578
Other assets	1,603	1,293
Total assets	$505,665	$486,863
Liabilities and Shareholders’ Equity:
Junior subordinated debentures	$22,681	$22,681
Dividends payable	10,021	10,349
Other liabilities	277	164
Shareholders’ equity	472,686	453,669
Total liabilities and shareholders’ equity	$505,665	$486,863

Statements of Income	(Dollars in thousands)
Years ended December 31,	2023	2022	2021
Income:
Dividends from subsidiaries:
Bank	$38,822	$53,240	$45,732
Non-bank	46	20	11
Other losses	(300)	—	(102)
Total income	38,568	53,260	45,641
Expenses:
Interest on junior subordinated debentures	1,543	739	370
Other expenses	681	591	622
Total expenses	2,224	1,330	992
Income before income taxes	36,344	51,930	44,649
Income tax benefit	542	273	230
Income before equity in undistributed earnings (losses) of subsidiaries	36,886	52,203	44,879
Equity in undistributed earnings (losses) of subsidiaries:
Bank	11,290	19,565	32,045
Non-bank	—	(87)	(54)
Net income	$48,176	$71,681	$76,870

Notes to Consolidated Financial Statements – (continued)

Statements of Cash Flows	(Dollars in thousands)
Years ended December 31,	2023	2022	2021
Cash flows from operating activities:
Net income	$48,176	$71,681	$76,870
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed (earnings) losses of subsidiaries:
Bank	(11,290)	(19,565)	(32,045)
Non-bank	—	87	54
Tax (expense) benefit from stock option exercises and other equity awards	(34)	78	182
Deferred income tax (benefit) expense	(56)	5	(24)
Decrease (increase) in dividend receivable	653	2,386	(1,128)
Decrease (increase) in other assets	8	(175)	50
Increase in accrued expenses and other liabilities	113	93	31
Other, net	36	(97)	(182)
Net cash provided by operating activities	37,606	54,493	43,808
Cash flows from investing activities:
Repayment of equity investment in subsidiary	—	1,096	—
Purchases of other equity investments, net	(263)	(375)	(650)
Net cash (used in) provided by investing activities	(263)	721	(650)
Cash flows from financing activities:
Treasury stock purchased	(8,814)	(9,479)	—
Net proceeds from stock option exercises and issuance of other equity awards, net of awards surrendered	(754)	(821)	(177)
Cash dividends paid	(38,631)	(37,647)	(36,349)
Net cash used in financing activities	(48,199)	(47,947)	(36,526)
Net (decrease) increase in cash	(10,856)	7,267	6,632
Cash at beginning of year	15,557	8,290	1,658
Cash at end of year	$4,701	$15,557	$8,290

ITEM 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

ITEM 9A.  Controls and Procedures.
Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, of the Corporation’s disclosure controls and procedures as of the end of the period ended December 31, 2023.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Corporation's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

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

There has been no change in our internal controls over financial reporting during the fourth quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  Other Information.
Insider Trading Arrangements
During the three months ended December 31, 2023, none of the Corporation’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

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

ITEM 11.  Executive Compensation.
The information required by this Item will be included in the Proxy Statement and is incorporated herein by reference, except as to information disclosed therein pursuant to Item 402(v) of Regulation S-K relating to pay versus performance.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Required information regarding security ownership of certain beneficial owners and management will be included in the Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information
The following table provides information as of December 31, 2023 regarding shares of common stock of the Bancorp that may be issued under our existing equity compensation plans, including the 2003 Stock Incentive Plan, 2013 Stock Option and Incentive Plan and 2022 Long Term Incentive Plan.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities referenced in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (2)	802,059 (3)	$44.52 (4)	430,907 (5)
Equity compensation plans not approved by security holders	—	N/A	N/A
Total	802,059	$44.52	430,907
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

	3.	Exhibits. The following exhibits are included as part of this Form 10-K.
(b)	See (a) 3. above for all exhibits filed herewith and the Exhibit Index.
(c)	Financial Statement Schedules. None.

Exhibit Index

Exhibit Number
3.1	Restated Articles of Incorporation of the Registrant – Filed as Exhibit 3.a to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000. (1)
3.2	Amendment to Restated Articles of Incorporation – Filed as Exhibit 3.b to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. (1)
3.3	Amendment to Restated Articles of Incorporation – Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 11, 2016. (1)
3.4	Amendment to Restated Articles of Incorporation - Filed as Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q dated May 6, 2021. (1)
3.5	Amended and Restated By-Laws of the Registrant - Filed as Exhibit 3.5 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023. (1)
4.1	Description of Equity Securities Registered Under Section 12 of the Exchange Act - Filed as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. (1)
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
10.8
Form of Nonqualified Stock Option Certificate and Statement of Terms and Conditions under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for non-employee directors – Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014. (1) (2)

10.9
Form of Nonqualified Stock Option Certificate and Statement of Terms and Conditions under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for employees – Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014. (1) (2)

10.10
Form of Nonqualified Stock Option Certificate and Statement of Terms and Conditions under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for employees – Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017. (1) (2)

10.11
Form of Nonqualified Stock Option Certificate and Statement of Terms and Conditions under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for employees – Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020. (1) (2)

10.12
Form of Restricted Stock Agreement under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for non-employee directors – Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014. (1) (2)

10.13
Form of Restricted Stock Unit Certificate and Statement of Terms and Conditions under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for non-employee directors – Filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014. (1) (2)

10.14
Form of Restricted Stock Unit Certificate and Statement of Terms and Conditions under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for employees – Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017. (1) (2)

10.15
Form of Restricted Stock Unit Certificate under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for employees – Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020. (1) (2)

10.16
Form of Performance Share Unit Award Agreement under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for employees – Filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014. (1) (2)

10.17
Form of Performance Share Unit Award Agreement under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan – Filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017. (1) (2)

10.18
Form of Performance Share Unit Award Agreement under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan – Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020. (1) (2)

10.19
2022 Long Term Incentive Plan - Filed as Exhibit 10.1 to the Registrant's Registration Statement on Form S-8 (File No. 333-264484), as filed with the Securities and Exchange Commission on April 26, 2022. (1) (2)

10.20
Form of Non-qualified Stock Option Agreement for Employees under the Washington Trust Bancorp, Inc. 2022 Long Term Incentive Plan - Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022. (1) (2)

10.21
Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the Washington Trust Bancorp, Inc. 2022 Long Term Incentive Plan - Filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-264484) filed with the Securities and Exchange Commission on April 26, 2022. (1) (2)

10.22
Form of Restricted Stock Unit Award Agreement for Employees under the Washington Trust Bancorp, Inc. 2022 Long Term Incentive Plan - Filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022. (1) (2)

10.23
Form of Performance Restricted Stock Unit Award Agreement for Employees under the Washington Trust Bancorp, Inc. 2022 Long Term Incentive Plan - Filed as Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2022. (1) (2)

10.24
Amended and Restated Declaration of Trust of WT Capital Trust I dated August 29, 2005, by and among Wilmington Trust Company, as Delaware Trustee and Institutional Trustee, Washington Trust Bancorp, Inc., as Sponsor, and the Administrators listed therein – Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.25
Indenture dated as of August 29, 2005, between Washington Trust Bancorp, Inc., as Issuer, and Wilmington Trust Company, as Trustee – Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.26
Guaranty Agreement dated August 29, 2005, by and between Washington Trust Bancorp, Inc. and Wilmington Trust Company – Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.27
Certificate Evidencing Fixed/Floating Rate Capital Securities of WT Capital Trust I dated August 29, 2005 – Filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.28
Fixed/Floating Rate Junior Subordinated Deferrable Interest Debenture of Washington Trust Bancorp, Inc. dated August 29, 2005 – Filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.29
Amended and Restated Declaration of Trust of WT Capital Trust II dated August 29, 2005, by and among Wilmington Trust Company, as Delaware Trustee and Institutional Trustee, Washington Trust Bancorp, Inc., as Sponsor, and the Administrators listed therein – Filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.30
Indenture dated as of August 29, 2005, between Washington Trust Bancorp, Inc., as Issuer, and Wilmington Trust Company, as Trustee – Filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.31
Guaranty Agreement dated August 29, 2005, by and between Washington Trust Bancorp, Inc. and Wilmington Trust Company – Filed as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.32
Certificate Evidencing Capital Securities of WT Capital Trust II (Number of Capital Securities – 10,000) dated August 29, 2005 – Filed as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.33
Certificate Evidencing Capital Securities of WT Capital Trust II (Number of Capital Securities – 4,000) dated August 29, 2005 – Filed as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.34
Fixed/Floating Rate Junior Subordinated Debt Security due 2035 of Washington Trust Bancorp, Inc. dated August 29, 2005 – Filed as Exhibit 10.11 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.35	Amended and Restated Supplemental Pension Benefit Plan – Filed as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. (1) (2)
10.36	Amended and Restated Supplemental Executive Retirement Plan – Filed as Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. (1) (2)
10.37	Amendment to Supplemental Pension Benefit Plan – Filed as Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. (1) (2)
10.38
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

10.41
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

10.43
Fifth Amendment to The Washington Trust Company Nonqualified Deferred Compensation Plan as Amended and Restated – Filed as Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. (1) (2)

10.44
Sixth Amendment to The Washington Trust Company Nonqualified Deferred Compensation Plan as Amended and Restated – Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015. (1) (2)

10.45
Seventh Amendment to The Washington Trust Company Nonqualified Deferred Compensation Plan as Amended and Restated – Filed as Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. (1) (2)

10.46	Amended and Restated Annual Performance Plan, dated December 13, 2021 - Filed as Exhibit 10.64 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2021. (1) (2)

10.47
Amended and Restated Wealth Management Business Building Incentive Plan, dated January 24, 2022 - Filed as Exhibit 10.65 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2021. (1) (2)

10.48	Retail Lending Growth Incentive Plan, dated March 15, 2021 - Filed as Exhibit 10.63 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2021. (1) (2)
10.49	Form and terms of Change in Control Agreement – Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009. (1) (2)
10.50
Compensatory agreement with an executive officer, dated June 20, 2012 – Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 28, 2012. (1) (2)

10.51
Terms of Change in Control Agreement with an executive officer, dated January 10, 2013 – Filed as Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. (1) (2)

10.52
Compensatory agreement with an executive officer, dated September 19, 2013 – Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 25, 2013. (1) (2)

10.53
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

10.57
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

10.59
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

10.62	Terms of Amended and Restated Change in Control Agreement - Filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019. (1) (2)
10.63
Terms of Performance Share Unit Award Agreement with certain executive officers, dated January 25, 2021 - Filed as Exhibit 10.71 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2020. (1) (2)

10.64
Terms of Performance Share Unit Award Agreement with certain executive officers, dated January 24, 2022 - Filed as Exhibit 10.62 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2021. (1) (2)

10.65
Terms of Performance Restricted Stock Unit Agreement with certain executive officers, dated January 24, 2023 - Filed as Exhibit 10.68 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2022. (1) (2)

21.1	Subsidiaries of the Registrant – Filed as Exhibit 21.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2022. (1)
23.1	Consent of Crowe LLP – Filed herewith.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Furnished herewith. (3)

97	Washington Trust Bancorp, Inc. Incentive Compensation Clawback and Forfeiture Policy - Filed herewith.
101
The following materials from Washington Trust Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2023 formatted in Inline XBRL; (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements - Filed herewith.

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

WASHINGTON TRUST BANCORP, INC.
(Registrant)

Date:	February 26, 2024	By	/s/ Edward O. Handy III
Edward O. Handy III
Chairman and Chief Executive Officer (principal executive officer)

Date:	February 26, 2024	By	/s/ Ronald S. Ohsberg
Ronald S. Ohsberg
Senior Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)

Date:	February 26, 2024	By	/s/ Maria N. Janes
Maria N. Janes
Executive Vice President, Chief Accounting Officer and Controller (principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 26, 2024	/s/ John J. Bowen
John J. Bowen, Director

Date:	February 26, 2024	/s/ Steven J. Crandall
Steven J. Crandall, Director

Date:	February 26, 2024	/s/ Robert A. DiMuccio
Robert A. DiMuccio, Director

Date:	February 26, 2024	/s/ Joseph P. Gencarella
Joseph P. Gencarella, Director

Date:	February 26, 2024	/s/ Mark K.W. Gim
Mark K.W. Gim, Director

Date:	February 26, 2024	/s/ Edward O. Handy III
Edward O. Handy III, Director

Date:	February 26, 2024	/s/ Constance A. Howes
Constance A. Howes, Director

Date:	February 26, 2024	/s/ Joseph J. MarcAurele
Joseph J. MarcAurele, Director

Date:	February 26, 2024	/s/ Sandra Parrillo
Sandra Parrillo, Director

Date:	February 26, 2024	/s/ John T. Ruggieri
John T. Ruggieri, Director

Date:	February 26, 2024	/s/ Edwin J. Santos
Edwin J. Santos, Director

Date:	February 26, 2024	/s/ Lisa M. Stanton
Lisa M. Stanton, Director