Form 10-Q
period 2024-03-31
WASHINGTON TRUST BANCORP INC
filed 2024-05-07
CIK 737468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
	March 31, 2024	or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.
Commission file number:  001-32991
WASHINGTON TRUST BANCORP, INC.
(Exact name of registrant as specified in its charter)

Rhode Island	05-0404671
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

23 Broad Street
Westerly,	Rhode Island	02891
(Address of principal executive offices)		(Zip Code)

(401) 348-1200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
COMMON STOCK, $.0625 PAR VALUE PER SHARE	WASH	The NASDAQ Stock Market LLC

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
☐ Yes ☒ No
The number of shares of common stock of the registrant outstanding as of April 30, 2024 was 17,054,366.

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

PART I.  Financial Information
Item 1.  Financial Statements

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)
(Dollars in thousands, except par value)

	March 31, 2024	December 31, 2023
Assets:
Cash and due from banks	$102,136	$86,824
Short-term investments	3,452	3,360
Mortgage loans held for sale, at fair value	25,462	20,077
Available for sale debt securities, at fair value (amortized cost of $1,137,057, net of allowance for credit losses on securities of $0 at March 31, 2024; and amortized cost of $1,152,629; net of allowance for credit losses on securities of $0 at December 31, 2023)	970,060	1,000,380
Federal Home Loan Bank stock, at cost	55,512	51,893
Loans:
Total loans	5,685,232	5,647,706
Less: allowance for credit losses on loans	41,905	41,057
Net loans	5,643,327	5,606,649
Premises and equipment, net	31,914	32,291
Operating lease right-of-use assets	29,216	29,364
Investment in bank-owned life insurance	104,475	103,736
Goodwill	63,909	63,909
Identifiable intangible assets, net	3,503	3,711
Other assets	216,158	200,653
Total assets	$7,249,124	$7,202,847
Liabilities:
Deposits:
Noninterest-bearing deposits	$648,929	$693,746
Interest-bearing deposits	4,698,964	4,654,414
Total deposits	5,347,893	5,348,160
Federal Home Loan Bank advances	1,240,000	1,190,000
Junior subordinated debentures	22,681	22,681
Operating lease liabilities	31,837	32,027
Other liabilities	139,793	137,293
Total liabilities	6,782,204	6,730,161
Commitments and contingencies (Note 16)
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 60,000,000 shares; 17,363,457 shares issued and 17,033,174 shares outstanding at March 31, 2024 and 17,363,457 shares issued and 17,030,987 shares outstanding at December 31, 2023	1,085	1,085
Paid-in capital	126,785	126,150
Retained earnings	503,175	501,917
Accumulated other comprehensive loss	(148,913)	(141,153)
Treasury stock, at cost; 330,283 shares at March 31, 2024 and 332,470 shares at December 31, 2023	(15,212)	(15,313)
Total shareholders’ equity	466,920	472,686
Total liabilities and shareholders’ equity	$7,249,124	$7,202,847
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)
(Dollars and shares in thousands, except per share amounts)

	Three months ended March 31,	2024	2023
	Interest income:
	Interest and fees on loans	$75,636	$59,749
	Interest on mortgage loans held for sale	255	152
	Taxable interest on debt securities	7,096	7,194
	Dividends on Federal Home Loan Bank stock	1,073	597
	Other interest income	1,196	1,070
	Total interest and dividend income	85,256	68,762
	Interest expense:
	Deposits	38,047	19,589
	Federal Home Loan Bank advances	15,138	11,626
	Junior subordinated debentures	406	354
	Total interest expense	53,591	31,569
	Net interest income	31,665	37,193
	Provision for credit losses	700	800
	Net interest income after provision for credit losses	30,965	36,393
	Noninterest income:
	Wealth management revenues	9,338	8,663
	Mortgage banking revenues	2,506	1,245
	Card interchange fees	1,145	1,132
	Service charges on deposit accounts	685	777
	Loan related derivative income	284	(51)
	Income from bank-owned life insurance	739	1,165
	Other income	2,466	352
	Total noninterest income	17,163	13,283
	Noninterest expense:
	Salaries and employee benefits	21,775	21,784
	Outsourced services	3,780	3,496
	Net occupancy	2,561	2,437
	Equipment	1,020	1,028
	Legal, audit, and professional fees	706	896
	FDIC deposit insurance costs	1,441	872
	Advertising and promotion	548	408
	Amortization of intangibles	208	212
	Other expenses	2,324	2,431
	Total noninterest expense	34,363	33,564
	Income before income taxes	13,765	16,112
	Income tax expense	2,829	3,300
	Net income	$10,936	$12,812

	Net income available to common shareholders	$10,924	$12,783
	Weighted average common shares outstanding - basic	17,033	17,074
	Weighted average common shares outstanding - diluted	17,074	17,170
Per share information:	Basic earnings per common share	$0.64	$0.75
	Diluted earnings per common share	$0.64	$0.74
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)
(Dollars in thousands)

Three months ended March 31,	2024	2023
Net income	$10,936	$12,812
Other comprehensive income (loss), net of tax:
Net change in fair value of available for sale debt securities	(10,988)	13,198
Net change in fair value of cash flow hedges	3,205	2,797
Net change in defined benefit plan obligations	23	45
Total other comprehensive (loss) income, net of tax	(7,760)	16,040
Total comprehensive income	$3,176	$28,852

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity (unaudited)
(Dollars and shares in thousands, except per share amounts)

For the three months ended March 31, 2024	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2023	17,031	$1,085	$126,150	$501,917	($141,153)	($15,313)	$472,686
Net income	—	—	—	10,936	—	—	10,936
Total other comprehensive loss, net of tax	—	—	—	—	(7,760)	—	(7,760)
Cash dividends declared ($0.56 per share)	—	—	—	(9,678)	—	—	(9,678)
Share-based compensation	—	—	753	—	—	—	753
Exercise of stock options, issuance of other compensation-related equity awards, net of awards surrendered	2	—	(118)	—	—	101	(17)
Balance at March 31, 2024	17,033	$1,085	$126,785	$503,175	($148,913)	($15,212)	$466,920

For the three months ended March 31, 2023	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2022	17,183	$1,085	$127,056	$492,043	($157,800)	($8,715)	$453,669
Net income	—	—	—	12,812	—	—	12,812
Total other comprehensive income, net of tax	—	—	—	—	16,040	—	16,040
Cash dividends declared ($0.56 per share)	—	—	—	(9,624)	—	—	(9,624)
Share-based compensation	—	—	858	—	—	—	858
Exercise of stock options, issuance of other compensation-related equity awards, net of awards surrendered	3	—	(180)	—	—	149	(31)
Treasury stock purchased under 2023 Repurchase Program	(200)	—	—	—	—	(8,741)	(8,741)
Balance at March 31, 2023	16,986	$1,085	$127,734	$495,231	($141,760)	($17,307)	$464,983

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statement of Cash Flows (unaudited)
(Dollars in thousands)

	Three months ended March 31,	2024	2023
	Cash flows from operating activities:
	Net income	$10,936	$12,812
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for credit losses	700	800
	Depreciation of premises and equipment	1,001	975
	Net amortization of premiums and discounts on debt securities and loans	265	324
	Amortization of intangibles	208	212
	Share-based compensation	753	858
	Tax expense from stock option exercises and other equity awards	(7)	(1)
	Income from bank-owned life insurance	(739)	(1,165)
	Net gains on loan sales, including changes in fair value	(1,910)	(662)
	Proceeds from sales of loans, net	70,480	25,378
	Loans originated for sale	(74,643)	(23,394)
	Decrease in operating lease right-of-use assets	148	986
	Decrease in operating lease liabilities	(190)	(936)
	Increase in other assets	(5,806)	(4,917)
	Increase (decrease) in other liabilities	752	(176)
	Net cash provided by operating activities	1,948	11,094
	Cash flows from investing activities:
Purchases of:	Available for sale debt securities: Mortgage-backed	—	(39,966)
	Available for sale debt securities: Other	—	(20,221)
Maturities, calls, and principal payments of:	Available for sale debt securities: Mortgage-backed	15,265	16,136
	Available for sale debt securities: Other	—	250
	Net (purchases) redemptions of Federal Home Loan Bank stock	(3,619)	962
	Net increase in loans	(36,251)	(116,609)
	Purchases of loans	(597)	(1,709)
	Purchases of premises and equipment	(626)	(1,144)
	Proceeds from bank-owned life insurance	—	1,566
	Equity investments in real estate limited partnerships	(758)	(6,632)
	Purchases of other equity investments	(125)	—
	Net cash used in investing activities	(26,711)	(167,367)
	Cash flows from financing activities:
	Net (decrease) increase in deposits	(267)	249,552
	Proceeds from Federal Home Loan Bank advances	860,000	1,005,000
	Repayments of Federal Home Loan Bank advances	(810,000)	(1,060,000)
	Treasury stock purchased	—	(8,741)
	Net proceeds from stock option exercises and issuance of other equity awards, net of awards surrendered	(17)	(31)
	Cash dividends paid	(9,549)	(9,649)
	Net cash provided by financing activities	40,167	176,131
	Net increase in cash and cash equivalents	15,404	19,858
	Cash and cash equivalents at beginning of period	90,184	118,422
	Cash and cash equivalents at end of period	$105,588	$138,280

	Noncash Activities:
	Loans charged-off	$70	$61
	Loans transferred to property acquired through foreclosure or repossession	—	683
	Commitment for equity investments in real estate limited partnerships	2,240	1,728
	Supplemental Disclosures:
	Interest payments	$54,584	$27,585
	Income tax payments	3,416	936
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

Washington Trust offers a full range of financial services, including commercial, residential, and consumer lending, retail and commercial deposit products, and wealth management and trust services through its offices in Rhode Island, Massachusetts, and Connecticut.

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

The Unaudited Consolidated Financial Statements of the Corporation presented herein have been prepared pursuant to the rules of the SEC for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures considered necessary for the fair presentation of the accompanying Unaudited Consolidated Financial Statements have been included. Interim results are not necessarily indicative of the results of the entire year. The accompanying Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Income Taxes - Topic 740
Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740) - Improvements to Income Tax Disclosures” (“ASU 2023-09”), was issued in December 2023 to enhance and provide additional transparency on income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The provisions under ASU 2023-09 should be applied on a prospective basis; however, retrospective application is also permitted. ASU 2023-09 is not expected to have a material impact on the Corporation’s financial statements.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Note 3 - Securities
Available for Sale Debt Securities
The following tables present the amortized cost, gross unrealized holding gains, gross unrealized holding losses, ACL on securities, and fair value of securities by major security type and class of security:

(Dollars in thousands)
March 31, 2024	Amortized Cost	Unrealized Gains	Unrealized Losses	ACL	Fair Value
Available for Sale Debt Securities:
Obligations of U.S. government-sponsored enterprises	$250,450	$—	($26,540)	$—	$223,910
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	864,017	158	(139,405)	—	724,770
Individual name issuer trust preferred debt securities	9,404	—	(429)	—	8,975
Corporate bonds	13,186	—	(781)	—	12,405
Total available for sale debt securities	$1,137,057	$158	($167,155)	$—	$970,060

(Dollars in thousands)
December 31, 2023	Amortized Cost	Unrealized Gains	Unrealized Losses	ACL	Fair Value
Available for Sale Debt Securities:
Obligations of U.S. government-sponsored enterprises	$250,450	$15	($24,723)	$—	$225,742
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	879,597	246	(125,887)	—	753,956
Individual name issuer trust preferred debt securities	9,400	—	(607)	—	8,793
Corporate bonds	13,182	—	(1,293)	—	11,889
Total available for sale debt securities	$1,152,629	$261	($152,510)	$—	$1,000,380

Available for sale debt securities balances exclude accrued interest receivable of $3.0 million and $3.7 million, respectively, as of March 31, 2024 and December 31, 2023.

At March 31, 2024 and December 31, 2023, securities with a fair value of $292.9 million and $311.9 million, respectively, were pledged as collateral for FHLB borrowings, potential borrowings with the FRBB, certain public deposits, and for other purposes. See Note 9 for additional disclosure on FHLB borrowings.

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

(Dollars in thousands)
March 31, 2024	Amortized Cost	Fair Value
Due in one year or less	$86,697	$72,753
Due after one year to five years	514,848	445,618
Due after five years to ten years	265,420	224,319
Due after ten years	270,092	227,370
Total debt securities	$1,137,057	$970,060

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Included in the above table are debt securities with an amortized cost balance of $253.0 million and a fair value of $225.5 million at March 31, 2024 that are callable at the discretion of the issuers.  Final maturities of the callable securities range from 3 months to 13 years, with call features ranging from 1 month to 4 months.

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

The following tables summarize available for sale debt securities in an unrealized loss position, for which an ACL on securities has not been recorded, segregated by length of time that the securities have been in a continuous unrealized loss position:

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
March 31, 2024	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored enterprises	1	$9,959	($41)	21	$213,951	($26,499)	22	$223,910	($26,540)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	6	810	(2)	161	712,684	(139,403)	167	713,494	(139,405)
Individual name issuer trust preferred debt securities	—	—	—	3	8,975	(429)	3	8,975	(429)
Corporate bonds	—	—	—	4	12,405	(781)	4	12,405	(781)
Total	7	$10,769	($43)	189	$948,015	($167,112)	196	$958,784	($167,155)

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
December 31, 2023	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored enterprises	1	$19,824	($176)	20	$195,903	($24,547)	21	$215,727	($24,723)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	8	43,887	(262)	154	698,115	(125,625)	162	742,002	(125,887)
Individual name issuer trust preferred debt securities	—	—	—	3	8,793	(607)	3	8,793	(607)
Corporate bonds	—	—	—	4	11,889	(1,293)	4	11,889	(1,293)
Total	9	$63,711	($438)	181	$914,700	($152,072)	190	$978,411	($152,510)

There were no debt securities on nonaccrual status at March 31, 2024 and 2023 and, therefore there was no accrued interest related to debt securities reversed against interest income for the three months ended March 31, 2024 and 2023.

As of March 31, 2024, the Corporation does not intend to sell the debt securities in an unrealized loss position and has determined that it is more-likely-than-not that the Corporation will not be required to sell each security before the recovery of its amortized cost basis. In addition, management does not believe that any of the securities are impaired due to reasons of credit quality. As further described below, management believes the unrealized losses on these debt securities are primarily attributable to changes in the investment spreads and interest rates. Therefore, no ACL was recorded at both March 31, 2024 and December 31, 2023.

Obligations of U.S. Government Agency and U.S. Government-Sponsored Enterprise Securities, including Mortgage-Backed Securities
The contractual cash flows for these securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major credit rating agencies, and have a long history of no credit losses. The issuers of these securities

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
continue to make timely principal and interest payments, and none of these securities were past due at March 31, 2024. Additionally, the Corporation utilizes a zero credit loss estimate for these securities.

Individual Name Issuer Trust Preferred Debt Securities
These securities in an unrealized loss position at March 31, 2024 included three trust preferred securities issued by three individual companies in the banking sector. Management reviewed the collectability of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings, including ratings in effect as of the reporting period date, as well as credit rating changes between the reporting period date and the filing date of this report, and other information.  As of March 31, 2024, there was one individual name issuer trust preferred debt security with an amortized cost of $2.0 million and unrealized losses of $192 thousand that was rated below investment grade by S&P. We noted no downgrades to below investment grade between March 31, 2024 and the filing date of this report.  Based on the information available through the filing date of this report, all individual name issuer trust preferred debt securities continue to accrue interest and make payments as expected with no payment deferrals or defaults on the part of the issuers.

Corporate Bonds
These securities in an unrealized loss position at March 31, 2024 included four corporate bond holdings issued by three individual companies in the financial services industry. Management reviewed the collectability of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings, including ratings in effect as of the reporting period date, as well as credit rating changes between the reporting period date and the filing date of this report, and other information. As of March 31, 2024, there was one corporate bond debt security with an amortized cost of $2.0 million and unrealized losses of $46 thousand that was rated below investment grade by S&P. We noted no downgrades to below investment grade between March 31, 2024 and the filing date of this report. Based on the information available through the filing date of this report, all corporate bond debt securities continue to accrue interest and make payments as expected with no payment deferrals or defaults on the part of the issuers.

Note 4 - Loans
The following table presents a summary of loans:

(Dollars in thousands)	March 31, 2024	December 31, 2023
Commercial:
Commercial real estate (1)	$2,158,518	$2,106,359
Commercial & industrial (2)	613,376	605,072
Total commercial	2,771,894	2,711,431
Residential Real Estate:
Residential real estate (3)	2,585,524	2,604,478
Consumer:
Home equity	309,302	312,594
Other (4)	18,512	19,203
Total consumer	327,814	331,797
Total loans (5)	$5,685,232	$5,647,706
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
(5)Includes net unamortized loan origination costs of $13.1 million and $13.0 million, respectively, at March 31, 2024 and December 31, 2023 and net unamortized premiums on loans purchased from and serviced by other financial institutions of $273 thousand and $286 thousand, respectively, at March 31, 2024 and December 31, 2023.

Loan balances exclude accrued interest receivable of $23.8 million and $22.9 million, respectively, as of March 31, 2024 and December 31, 2023.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
As of both March 31, 2024 and December 31, 2023, loans amounting to $3.4 billion, were pledged as collateral to the FHLB under a blanket pledge agreement and to the FRBB for the discount window. See Note 9 for additional disclosure regarding borrowings.

Concentrations of Credit Risk
A significant portion of our loan portfolio is concentrated among borrowers in southern New England, and a substantial portion of the portfolio is collateralized by real estate in this area. The ability of single family residential and consumer borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the market area and real estate values. The ability of commercial borrowers to honor their repayment commitments is dependent on the general economy, as well as the health of the real estate economic sector in the Corporation’s market area.

Past Due Loans
Past due status is based on the contractual payment terms of the loan. The following tables present an aging analysis of past due loans, segregated by class of loans:

(Dollars in thousands)		Days Past Due
March 31, 2024	Current	30-59	60-89	90 or More	Total Past Due	Total Loans
Commercial:
Commercial real estate	$2,158,518	$—	$—	$—	$—	$2,158,518
Commercial & industrial	613,106	270	—	—	270	613,376
Total commercial	2,771,624	270	—	—	270	2,771,894
Residential Real Estate:
Residential real estate	2,578,666	2,988	817	3,053	6,858	2,585,524
Consumer:
Home equity	306,423	1,969	113	797	2,879	309,302
Other	18,480	32	—	—	32	18,512
Total consumer	324,903	2,001	113	797	2,911	327,814
Total loans	$5,675,193	$5,259	$930	$3,850	$10,039	$5,685,232

(Dollars in thousands)		Days Past Due
December 31, 2023	Current	30-59	60-89	90 or More	Total Past Due	Total Loans
Commercial:
Commercial real estate	$2,106,359	$—	$—	$—	$—	$2,106,359
Commercial & industrial	605,062	10	—	—	10	605,072
Total commercial	2,711,421	10	—	—	10	2,711,431
Residential Real Estate:
Residential real estate	2,596,362	4,369	1,738	2,009	8,116	2,604,478
Consumer:
Home equity	309,398	2,349	112	735	3,196	312,594
Other	19,180	20	3	—	23	19,203
Total consumer	328,578	2,369	115	735	3,219	331,797
Total loans	$5,636,361	$6,748	$1,853	$2,744	$11,345	$5,647,706

Included in past due loans as of March 31, 2024 and December 31, 2023, were nonaccrual loans of $5.1 million and $6.9 million, respectively. In addition, all loans 90 days or more past due at March 31, 2024 and December 31, 2023 were classified as nonaccrual.

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

The following table is a summary of nonaccrual loans, segregated by class of loans:

(Dollars in thousands)	March 31, 2024			December 31, 2023
	Nonaccrual Loans			Nonaccrual Loans
	With an ACL	Without an ACL	Total	With an ACL	Without an ACL	Total
Commercial:
Commercial real estate	$—	$18,729	$18,729	$10,997	$21,830	$32,827
Commercial & industrial	—	668	668	—	682	682
Total commercial	—	19,397	19,397	10,997	22,512	33,509
Residential Real Estate:
Residential real estate	8,590	1,132	9,722	8,495	1,131	9,626
Consumer:
Home equity	1,591	—	1,591	1,483	—	1,483
Other	—	—	—	—	—	—
Total consumer	1,591	—	1,591	1,483	—	1,483
Total nonaccrual loans	$10,181	$20,529	$30,710	$20,975	$23,643	$44,618
Accruing loans 90 days or more past due			$—			$—

Nonaccrual loans of $25.6 million and $37.7 million, respectively, at March 31, 2024 and December 31, 2023 were current as to the payment of principal and interest.

As of March 31, 2024 and December 31, 2023, nonaccrual loans secured by one- to four-family residential property amounting to $3.2 million and $960 thousand, respectively, were in process of foreclosure.

There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at March 31, 2024.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents interest income recognized on nonaccrual loans:

(Dollars in thousands)
Three months ended March 31,	2024	2023
Commercial:
Commercial real estate	$305	$27
Commercial & industrial	14	13
Total commercial	319	40
Residential Real Estate:
Residential real estate	116	173
Consumer:
Home equity	35	22
Other	—	1
Total consumer	35	23
Total	$470	$236

Troubled Loan Modifications
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

The following table presents the carrying value at March 31, 2024, of TLMs made during the period indicated, segregated by class of loans and type of concession granted:

(Dollars in thousands)
Three months ended March 31, 2024	Maturity Extension	Total	% of Loan Class (1)
Commercial:
Commercial real estate	$—	$—	—%
Commercial & industrial	668	668	—
Total commercial	668	668	—
Total	$668	$668	—%
(1)Percentage of TLMs to the total loans outstanding within the respective loan class.

During the three months ended March 31, 2023, there were no TLMs.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents the financial effect of TLMs made during the period indicated, segregated by class of loans:

Three months ended March 31, 2024	Weighted Average Maturity Extension (in months)
Commercial:
Commercial real estate	—
Commercial & industrial	120
Total commercial	120
Total	120

Management closely monitors the performance of TLMs to understand the effectiveness of the modifications. The following tables present an aging analysis, as of the date indicated, of TLMs that have been modified in the past 12 months:

(Dollars in thousands)		Days Past Due
March 31, 2024	Current	30-59	60-89	90 or More	Total Past Due	Total Loans
Commercial:
Commercial real estate	$21,692	$—	$—	$—	$—	$21,692
Commercial & industrial	668	—	—	—	—	668
Total commercial	22,360	—	—	—	—	22,360
Total loans	$22,360	$—	$—	$—	$—	$22,360

(Dollars in thousands)		Days Past Due
December 31, 2023	Current	30-59	60-89	90 or More	Total Past Due	Total Loans
Commercial:
Commercial real estate	$21,830	$—	$—	$—	$—	$21,830
Commercial & industrial	—	—	—	—	—	—
Total commercial	21,830	—	—	—	—	21,830
Total loans	$21,830	$—	$—	$—	$—	$21,830

There were no TLMs made in the previous 12 months for which there was a subsequent payment default.

There were no significant commitments to lend additional funds to borrowers experiencing financial difficulty whose loans were TLMs at March 31, 2024.

Individually Analyzed Loans
Individually analyzed loans are individually assessed for credit impairment and include nonaccrual commercial loans, TLMs, as well as certain other loans based on the underlying risk characteristics and the discretion of management to individually analyze such loans.

As of March 31, 2024 and December 31, 2023, individually analyzed loans amounted to $34.2 million and $34.6 million, respectively, all of which were considered collateral dependent. For collateral dependent loans where management has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and repayment of the loan is to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. See Note 7 for additional disclosure regarding fair value of individually analyzed collateral dependent loans.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents the carrying value of collateral dependent individually analyzed loans:

(Dollars in thousands)	March 31, 2024		December 31, 2023
	Carrying Value	Related Allowance	Carrying Value	Related Allowance
Commercial:
Commercial real estate (1)	$32,446	$—	$32,827	$97
Commercial & industrial (2)	668	—	682	—
Total commercial	33,114	—	33,509	97
Residential Real Estate:
Residential real estate (3)	1,131	—	1,131	—
Total	$34,245	$—	$34,640	$97
(1)    Secured by income-producing property.
(2)    Secured by business assets.
(3)    Secured by one- to four-family residential properties.

Credit Quality Indicators
Commercial
The Corporation utilizes an internal rating system to assign a risk to each of its commercial loans. Loans are rated on a scale of 1 to 10. This scale can be assigned to three broad categories including “pass” for ratings 1 through 6, “special mention” for 7-rated loans, and “classified” for loans rated 8, 9 or 10. The loan risk rating system takes into consideration parameters including the borrower’s financial condition, the borrower’s performance with respect to loan terms, the adequacy of collateral, the adequacy of guarantees, and other credit quality characteristics. The Corporation takes the risk rating into consideration along with other credit attributes in the establishment of an appropriate ACL on loans. See Note 5 for additional information.

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

Special Mention - Loans with potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the Bank’s position as creditor at some future date. Special Mention assets are not adversely classified and do not expose the Bank to sufficient risk to warrant adverse classification. Examples of these conditions include but are not limited to outdated or poor quality financial data, strains on liquidity and leverage, losses or negative trends in operating results, marginal cash flow, weaknesses in occupancy rates or trends in the case of commercial real estate, and frequent delinquencies.

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

The Corporation’s procedures call for loan risk ratings and classifications to be revised whenever information becomes available that indicates a change is warranted. On a quarterly basis, management reviews a watched asset list, which generally consists of commercial loans that are risk-rated 6 or worse, highly leveraged transaction loans, high-volatility

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
commercial real estate, and other selected loans. Management’s review focuses on the current status of the loans, the appropriateness of risk ratings and strategies to improve the credit.

An annual credit review program is conducted by a third party to provide an independent evaluation of the creditworthiness of the commercial loan portfolio, the quality of the underwriting and credit risk management practices, and the appropriateness of the risk rating classifications. This review is supplemented with selected targeted internal reviews of the commercial loan portfolio.

Residential and Consumer
Management monitors the relatively homogeneous residential real estate and consumer loan portfolios on an ongoing basis using delinquency information by loan type.

In addition, other techniques are utilized to monitor indicators of credit deterioration in the residential real estate loans and home equity consumer loans. Among these techniques is the periodic tracking of loans with an updated Fair Isaac Corporation (commonly known as “FICO”) score and an updated estimated LTV ratio. LTV is estimated based on such factors as geographic location, the original appraised value, and changes in median home prices, and takes into consideration the age of the loan. The results of these analyses and other credit review procedures, including selected targeted internal reviews, are taken into account in the determination of qualitative loss factors for residential real estate and home equity consumer credits.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table includes information on credit quality indicators and gross charge-offs for the Corporation’s loan portfolio, segregated by class of loans as of March 31, 2024:

(Dollars in thousands)	Term Loans Amortized Cost by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term Loans	Total
Commercial:
CRE:
Pass	$39,504	$337,357	$606,664	$396,089	$167,540	$494,029	$44,510	$1,022	$2,086,715
Special Mention	—	13,716	—	—	—	16,536	—	—	30,252
Classified	—	7,975	—	19,346	—	14,230	—	—	41,551
Total CRE	39,504	359,048	606,664	415,435	167,540	524,795	44,510	1,022	2,158,518
Gross charge-offs	—	—	—	—	—	—	—	—	—

C&I:
Pass	41,752	53,657	125,752	50,132	49,053	184,526	96,460	556	601,888
Special Mention	—	—	4,141	1,309	—	4,369	—	—	9,819
Classified	—	—	818	183	—	668	—	—	1,669
Total C&I	41,752	53,657	130,711	51,624	49,053	189,563	96,460	556	613,376
Gross charge-offs	8	—	—	—	—	—	—	—	8

Residential Real Estate:
Residential real estate:
Current	17,794	426,177	801,966	654,646	251,358	426,725	—	—	2,578,666
Past Due	—	—	—	392	883	5,583	—	—	6,858
Total residential real estate	17,794	426,177	801,966	655,038	252,241	432,308	—	—	2,585,524
Gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer:
Home equity:
Current	3,682	23,025	14,522	6,690	2,697	5,984	237,829	11,994	306,423
Past Due	—	—	139	23	142	390	668	1,517	2,879
Total home equity	3,682	23,025	14,661	6,713	2,839	6,374	238,497	13,511	309,302
Gross charge-offs	—	—	—	—	—	—	—	—	—

Other:
Current	1,020	6,457	3,422	2,585	945	3,814	237	—	18,480
Past Due	22	—	7	—	3	—	—	—	32
Total other	1,042	6,457	3,429	2,585	948	3,814	237	—	18,512
Gross charge-offs	58	—	—	—	2	2	—	—	62

Total loans	$103,774	$868,364	$1,557,431	$1,131,395	$472,621	$1,156,854	$379,704	$15,089	$5,685,232
Total gross charge-offs	$66	$—	$—	$—	$2	$2	$—	$—	$70

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table includes information on credit quality indicators and gross charge-offs for the Corporation’s loan portfolio, segregated by class of loans as of December 31, 2023:

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Note 5 - Allowance for Credit Losses on Loans
The ACL on loans is management’s estimate of expected lifetime credit losses on loans carried at amortized cost. The level of the ACL on loans is based on management’s ongoing review of all relevant information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts.

The following table presents the activity in the ACL on loans for the three months ended March 31, 2024:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$24,144	$8,088	$32,232	$7,403	$1,048	$374	$1,422	$41,057
Charge-offs	—	(8)	(8)	—	—	(62)	(62)	(70)
Recoveries	—	9	9	—	1	8	9	18
Provision	712	(469)	243	632	8	17	25	900
Ending Balance	$24,856	$7,620	$32,476	$8,035	$1,057	$337	$1,394	$41,905

The following table presents the activity in the ACL on loans for the three months ended March 31, 2023:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$18,435	$10,356	$28,791	$7,740	$1,115	$381	$1,496	$38,027
Charge-offs	—	(11)	(11)	—	—	(50)	(50)	(61)
Recoveries	—	5	5	—	1	8	9	14
Provision	2,939	(517)	2,422	(1,501)	(138)	17	(121)	800
Ending Balance	$21,374	$9,833	$31,207	$6,239	$978	$356	$1,334	$38,780

Note 6 - Derivative Financial Instruments
The Corporation’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Corporation’s known or expected cash receipts and its known or expected cash payments, principally to manage the Corporation’s interest rate risk. Additionally, the Corporation enters into interest rate derivatives to accommodate the business requirements of its customers. All derivatives are recognized as either assets or liabilities on the balance sheet and are measured at fair value.  Derivative assets are included in other assets. and derivative liabilities are included in other liabilities in the Unaudited Consolidated Balance Sheets. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and resulting designation.

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

Cash Flow Hedging Instruments
As of March 31, 2024 and December 31, 2023, the Corporation had interest rate swap contracts that were designated as cash flow hedges to hedge the interest rate risk associated with short-term borrowings. See Note 9 for additional disclosure on borrowings.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Additionally, the Corporation had an interest rate swap contract that was designated as a cash flow hedge to hedge the interest rate risk associated with a pool of variable rate commercial loans. On March 31, 2023, the Corporation terminated this interest rate swap contract, and the derivative liability was derecognized. The loss on this interest rate swap included in the AOCL component of shareholders’ equity was updated to its termination date fair value of $26.5 million, or $20.1 million after tax. This loss is being amortized into earnings as a reduction of interest income on a straight-line basis over the remaining life of the original interest rate swap term, or through May 1, 2026. At March 31, 2024, the remaining unamortized balance of the loss included in the AOCL component of shareholders’ equity was $17.9 million, or $13.3 million after tax.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents the notional amounts and fair values of derivative instruments in the Unaudited Consolidated Balance Sheets:

(Dollars in thousands)	March 31, 2024			December 31, 2023
		Fair Value			Fair Value
	Notional Amounts	Derivative Assets	Derivative Liabilities	Notional Amounts	Derivative Assets	Derivative Liabilities
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate swaps (1)	$120,000	$1,970	$132	$120,000	$802	$1,119
Derivatives not Designated as Hedging Instruments:
Loan related derivative contracts:
Interest rate contracts with customers	944,336	3,880	61,806	938,872	6,594	52,102
Mirror contracts with counterparties	944,336	61,570	3,980	938,872	51,859	6,757
Risk participation agreements	325,172	49	1	321,055	66	1
Mortgage loan commitments:
Interest rate lock commitments	40,189	754	3	20,980	504	1
Forward sale commitments	73,330	57	605	50,117	18	711
Gross amounts		68,280	66,527		59,843	60,691
Less: amounts offset (2)		4,112	4,112		7,877	7,877
Derivative balances, net of offset		64,168	62,415		51,966	52,814
Less: collateral pledged (3)		—	—		—	—
Net amounts		$64,168	$62,415		$51,966	$52,814
(1)The fair value of derivative assets includes accrued interest receivable of $233 thousand and $239 thousand, respectively, at March 31, 2024 and December 31, 2023. There was no accrued interest payable included in the fair value of derivative liabilities at March 31, 2024 or at December 31, 2023.
(2)Interest rate risk management contracts and loan related derivative contracts with counterparties are subject to master netting arrangements.
(3)Collateral contractually required to be pledged to derivative counterparties is in the form of cash. Washington Trust may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

The following table presents the effect of derivative instruments in the Unaudited Consolidated Statements of Changes in Shareholders’ Equity:

(Dollars in thousands)	Gain Recognized in Other Comprehensive Income (Loss), Net of Tax
Three months ended March 31,	2024	2023
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate swaps	$3,205	$2,797
Total	$3,205	$2,797

For derivatives designated as cash flow hedging instruments, see Note 14 for additional disclosure pertaining to the amounts and location of reclassifications from AOCL into earnings.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents the effect of derivative instruments in the Unaudited Consolidated Statements of Income:

(Dollars in thousands)		Amount of Gain (Loss) Recognized in Noninterest Income
Three months ended March 31,	Statement of Income Location	2024	2023
Derivatives not Designated as Hedging Instruments:
Loan related derivative contracts:
Interest rate contracts with customers	Loan related derivative income	($19,009)	$11,132
Mirror interest rate contracts with counterparties	Loan related derivative income	19,310	(11,171)
Risk participation agreements	Loan related derivative income	(17)	(11)
Mortgage loan commitments:
Interest rate lock commitments	Mortgage banking revenues	248	263
Forward sale commitments	Mortgage banking revenues	66	(124)
Total		$598	$89

Note 7 - Fair Value Measurements
The Corporation uses fair value measurements to record fair value adjustments on certain assets and liabilities and to determine fair value disclosures.  Items recorded at fair value on a recurring basis include securities available for sale, mortgage loans held for sale, and derivatives.  Additionally, from time to time, we may be required to record other assets at fair value on a nonrecurring basis, such as collateral dependent individually analyzed loans.

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

The following table presents a summary of mortgage loans held for sale accounted for under the fair value option:

(Dollars in thousands)	March 31, 2024	December 31, 2023
Aggregate fair value	$25,462	$20,077
Aggregate principal balance	24,934	19,480
Difference between fair value and principal balance	$528	$597

Changes in fair value of mortgage loans held for sale accounted for under the fair value option election are included in mortgage banking revenues in the Unaudited Consolidated Statements of Income. Changes in fair value amounted to a decrease in mortgage banking revenues of $69 thousand for the three months ended March 31, 2024, compared to an increase in mortgage banking revenues of $24 thousand for the same period in 2023.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
There were no mortgage loans held for sale 90 days or more past due as of March 31, 2024 and December 31, 2023.

Valuation Techniques
Debt Securities
Available for sale debt securities are recorded at fair value on a recurring basis. When available, the Corporation uses quoted market prices to determine the fair value of debt securities; such items are classified as Level 1. There were no Level 1 debt securities held at March 31, 2024 and December 31, 2023.

Level 2 debt securities are traded less frequently than exchange-traded instruments. The fair value of these securities is determined using matrix pricing with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.  This category includes obligations of U.S. government-sponsored enterprises, including mortgage-backed securities, individual name issuer trust preferred debt securities, and corporate bonds.

Debt securities not actively traded whose fair value is determined through the use of cash flows utilizing inputs that are unobservable are classified as Level 3. There were no Level 3 debt securities held at March 31, 2024 and December 31, 2023.

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

Derivatives
Interest rate derivative contracts are traded in over-the-counter markets where quoted market prices are not readily available.  Fair value measurements are determined using independent valuation software, which utilizes the present value of future cash flows discounted using market observable inputs such as forward rate assumptions. The Corporation evaluates the credit risk of its counterparties, as well as that of the Corporation.  Accordingly, factors such as the likelihood of default by the Corporation and its counterparties, its net exposures, and remaining contractual life are considered in determining if any fair value adjustments related to credit risk are required.  Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of collateral securing the position, if any. The Corporation has determined that the majority of the inputs used to value its derivative positions fall within Level 2 of the fair value hierarchy. However, the credit valuation adjustments utilize Level 3 inputs. As of March 31, 2024 and December 31, 2023, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Corporation has classified its derivative valuations in their entirety as Level 2.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Items Recorded at Fair Value on a Recurring Basis
The following tables present the balances of assets and liabilities reported at fair value on a recurring basis:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2024
Assets:
Available for sale debt securities:
Obligations of U.S. government-sponsored enterprises	$223,910	$—	$223,910	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	724,770	—	724,770	—
Individual name issuer trust preferred debt securities	8,975	—	8,975	—
Corporate bonds	12,405	—	12,405	—
Mortgage loans held for sale	25,462	—	25,462	—
Derivative assets	64,168	—	64,168	—
Total assets at fair value on a recurring basis	$1,059,690	$—	$1,059,690	$—
Liabilities:
Derivative liabilities	$62,415	$—	$62,415	$—
Total liabilities at fair value on a recurring basis	$62,415	$—	$62,415	$—

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2023
Assets:
Available for sale debt securities:
Obligations of U.S. government-sponsored enterprises	$225,742	$—	$225,742	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	753,956	—	753,956	—
Individual name issuer trust preferred debt securities	8,793	—	8,793	—
Corporate bonds	11,889	—	11,889	—
Mortgage loans held for sale	20,077	—	20,077	—
Derivative assets	51,966	—	51,966	—
Total assets at fair value on a recurring basis	$1,072,423	$—	$1,072,423	$—
Liabilities:
Derivative liabilities	$52,814	$—	$52,814	$—
Total liabilities at fair value on a recurring basis	$52,814	$—	$52,814	$—

Items Recorded at Fair Value on a Nonrecurring Basis
There were no assets written down to fair value during the three months ended March 31, 2024.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents the carrying value of assets held at December 31, 2023, which were written down to fair value during the year ended December 31, 2023.

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Collateral dependent individually analyzed loans	$8,050	$—	$—	$8,050
Loan servicing rights	8,512	—	—	8,512
Total assets at fair value on a nonrecurring basis	$16,562	$—	$—	$16,562

The following table presents valuation techniques and unobservable inputs for assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Inputs Utilized (Weighted Average)
December 31, 2023
Collateral dependent individually analyzed loans	$8,050	Appraisals of collateral	Discount for costs to sell	0%
			Appraisal adjustments	0%

Loan servicing rights	8,512	Discounted cash flow	Discount rates	10% - 14% (10%)
			Prepayment rates	6% - 53% (9%)

Items for which Fair Value is Only Disclosed
The estimated fair values and related carrying amounts for financial instruments for which fair value is only disclosed are presented in the tables below:

(Dollars in thousands)
March 31, 2024	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$105,588	$105,588	$105,588	$—	$—
Loans, net of allowance for credit losses on loans	5,643,327	5,391,991	—	—	5,391,991
FHLB stock	55,512	55,512	—	55,512	—
Investment in BOLI	104,475	104,475	—	104,475	—

Financial Liabilities:
Non-maturity deposits	$3,517,657	$3,517,657	$—	$3,517,657	$—
Time deposits	1,830,236	1,813,910	—	1,813,910	—
FHLB advances	1,240,000	1,237,195	—	1,237,195	—
Junior subordinated debentures	22,681	19,247	—	19,247	—

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)
December 31, 2023	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$90,184	$90,184	$90,184	$—	$—
Loans, net of allowance for credit losses on loans	5,606,649	5,365,396	—	—	5,365,396
FHLB stock	51,893	51,893	—	51,893	—
Investment in BOLI	103,736	103,736	—	103,736	—

Financial Liabilities:
Non-maturity deposits	$3,559,923	$3,559,923	$—	$3,559,923	$—
Time deposits	1,788,237	1,773,643	—	1,773,643	—
FHLB advances	1,190,000	1,192,262	—	1,192,262	—
Junior subordinated debentures	22,681	19,228	—	19,228	—

Note 8 - Deposits
The following table presents a summary of deposits:

(Dollars in thousands)	March 31, 2024	December 31, 2023
Noninterest-bearing:
Noninterest-bearing demand deposits	$648,929	$693,746
Interest-bearing:
Interest-bearing demand deposits	536,923	504,959
NOW accounts	735,617	767,036
Money market accounts	1,111,510	1,096,959
Savings accounts	484,678	497,223
Time deposits (1)	1,830,236	1,788,237
Total interest-bearing deposits	4,698,964	4,654,414
Total deposits	$5,347,893	$5,348,160
(1)Includes wholesale brokered time deposit balances of $673.7 million and $654.1 million, respectively, as of March 31, 2024 and December 31, 2023.

The following table presents scheduled maturities of time certificates of deposit:

(Dollars in thousands)	Scheduled Maturity	Weighted Average Rate
April 1, 2024 to December 31, 2024	$1,518,477	4.74%
2025	219,665	3.39
2026	34,967	2.33
2027	30,208	3.22
2028	25,244	3.67
2029 and thereafter	1,675	2.70
Balance at March 31, 2024	$1,830,236	4.49%

Time certificates of deposit in denominations of $250 thousand or more totaled $297.5 million and $271.2 million, respectively, at March 31, 2024 and December 31, 2023.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Note 9 - Borrowings
Advances payable to the FHLB amounted to $1.2 billion at both March 31, 2024 and December 31, 2023.

At March 31, 2024, the Corporation has interest rate swaps with a notional amount of $120.0 million that were designated as cash flow hedges to hedge the interest rate risk associated with short-term FHLB advances. See Note 6 for additional disclosure on derivatives.

As of March 31, 2024 and December 31, 2023, the Bank had access to a $40.0 million unused line of credit with the FHLB. Additionally, the Bank had standby letters of credit with the FHLB of $66.0 million and $65.0 million, respectively, at March 31, 2024 and December 31, 2023. The standby letters of credit collateralize institutional deposits. The Bank had remaining available borrowing capacity of $999.4 million and $1.1 billion, respectively, with the FHLB at March 31, 2024 and December 31, 2023. The Bank pledges certain qualified investment securities and loans as collateral to the FHLB.

The following table presents maturities and weighted average interest rates on FHLB advances outstanding as of March 31, 2024:

(Dollars in thousands)	Scheduled Maturity	Weighted Average Rate
April 1, 2024 to December 31, 2024	$600,000	5.37%
2025	305,000	4.94
2026	165,000	4.54
2027	45,000	4.24
2028	125,000	4.15
2029 and thereafter	—	—
Balance at March 31, 2024	$1,240,000	4.99%

Note 10 - Shareholders' Equity
Stock Repurchase Program
The 2024 Repurchase Program authorizes the repurchase of up to 850,000 shares, or approximately 5%, of the Corporation’s outstanding common stock. This authority may be exercised from time to time and in such amounts as market conditions warrant, and subject to regulatory considerations. The timing and actual numbers of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The 2024 Repurchase Program commenced on January 1, 2024 and expires on December 31, 2024, and may be modified, suspended, or discontinued at any time. As of March 31, 2024, no shares have been repurchased under the 2024 Repurchase Program.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Regulatory Capital Requirements
Capital levels at March 31, 2024 exceeded the regulatory minimum levels to be considered “well capitalized.”

The following table presents the Corporation’s and the Bank’s actual capital amounts and ratios, as well as the corresponding minimum and well capitalized regulatory amounts and ratios that were in effect during the respective periods:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2024
Total Capital (to Risk-Weighted Assets):
Corporation	$614,486	11.62%	$423,075	8.00%	N/A	N/A
Bank	608,485	11.51	422,935	8.00	$528,669	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	573,210	10.84	317,307	6.00	N/A	N/A
Bank	567,209	10.73	317,202	6.00	422,935	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
Corporation	551,214	10.42	237,980	4.50	N/A	N/A
Bank	567,209	10.73	237,901	4.50	343,635	6.50
Tier 1 Capital (to Average Assets): (1)
Corporation	573,210	7.81	293,494	4.00	N/A	N/A
Bank	567,209	7.73	293,398	4.00	366,747	5.00

December 31, 2023
Total Capital (to Risk-Weighted Assets):
Corporation	611,220	11.58	422,259	8.00	N/A	N/A
Bank	605,289	11.47	422,131	8.00	527,663	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	572,960	10.86	316,694	6.00	N/A	N/A
Bank	567,029	10.75	316,598	6.00	422,131	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
Corporation	550,964	10.44	237,521	4.50	N/A	N/A
Bank	567,029	10.75	237,449	4.50	342,981	6.50
Tier 1 Capital (to Average Assets): (1)
Corporation	572,960	7.80	293,837	4.00	N/A	N/A
Bank	567,029	7.72	293,742	4.00	367,177	5.00
(1)    Leverage ratio.

In addition to the minimum regulatory capital required for capital adequacy outlined in the table above, the Corporation and the Bank are required to maintain a minimum capital conservation buffer, in the form of common equity, of 2.50%, resulting in a requirement for the Corporation and the Bank to effectively maintain total capital, Tier 1 capital, and common equity Tier 1 capital ratios of 10.50%, 8.50%, and 7.00%, respectively. The Corporation and the Bank must maintain the capital conservation buffer to avoid restrictions on the ability to pay dividends and discretionary bonuses. The Corporation’s and the Bank’s capital levels exceeded the minimum regulatory capital requirements plus the capital conservation buffer at March 31, 2024 and December 31, 2023.

The Bancorp owns the common stock of two capital trusts, which have issued trust preferred securities. In accordance with GAAP, the capital trusts are treated as unconsolidated subsidiaries. At both March 31, 2024 and December 31, 2023, $22.0 million in trust preferred securities were included in the Tier 1 capital of the Corporation for regulatory capital reporting purposes pursuant to the capital adequacy guidelines of the Federal Reserve.

In accordance with regulatory capital rules, the Corporation elected the option to delay the estimated impact of ASC 326 on its regulatory capital over a two-year deferral and subsequent three-year transition period ending December 31, 2024. As a

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
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

For the three months ended March 31,	2024		2023
(Dollars in thousands)	Revenue (1)	ASC 606 Revenue (2)	Revenue (1)	ASC 606 Revenue (2)
Net interest income	$31,665	$—	$37,193	$—
Noninterest income:
Wealth management revenues	9,338	9,338	8,663	8,663
Mortgage banking revenues	2,506	—	1,245	—
Card interchange fees	1,145	1,145	1,132	1,132
Service charges on deposit accounts	685	685	777	777
Loan related derivative income	284	—	(51)	—
Income from bank-owned life insurance	739	—	1,165	—
Other income	2,466	2,370	352	276
Total noninterest income	17,163	13,538	13,283	10,848
Total revenues	$48,828	$13,538	$50,476	$10,848
(1)As reported in the Unaudited Consolidated Statements of Income.
(2)Revenue from contracts with customers in scope of ASC 606.

The following table presents revenue from contracts with customers based on the timing of revenue recognition:

(Dollars in thousands)
Three months ended March 31,	2024	2023
Revenue recognized at a point in time:
Card interchange fees	$1,145	$1,132
Service charges on deposit accounts	425	558
Other income	2,311	216
Revenue recognized over time:
Wealth management revenues	9,338	8,663
Service charges on deposit accounts	260	219
Other income	59	60
Total revenues from contracts with customers in scope of ASC 606	$13,538	$10,848

Receivables for revenue from contracts with customers primarily consist of amounts due for wealth management services performed for which the Corporation’s performance obligations have been fully satisfied. Receivables amounted to $5.7 million and $5.5 million, respectively, at March 31, 2024 and December 31, 2023 and were included in other assets in the Unaudited Consolidated Balance Sheets.

Deferred revenues, which are considered contract liabilities under ASC 606, represent advance consideration received from customers for which the Corporation has a remaining performance obligation to fulfill. Contract liabilities are recognized as revenue over the life of the contract as the performance obligations are satisfied. The balances of contract liabilities were insignificant at both March 31, 2024 and December 31, 2023 and were included in other liabilities in the Unaudited Consolidated Balance Sheets.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

For commissions and incentives that are in scope of ASC 606, such as those paid to employees in our wealth management services and commercial banking segments in order to obtain customer contracts, contract cost assets are established. The contract cost assets are capitalized and amortized over the estimated useful life that the asset is expected to generate benefits. The carrying value of contract cost assets amounted to $2.0 million at both March 31, 2024 and December 31, 2023 and were included in other assets in the Unaudited Consolidated Balance Sheets. The amortization of contract cost assets is recorded within salaries and employee benefits expense in the Unaudited Consolidated Statements of Income.

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

In the fourth quarter of 2023, the Corporation’s Board of Directors approved a resolution to terminate the qualified pension plan, and participants were notified of the termination. Work on the qualified pension plan termination process has commenced and the qualified pension plan’s assets are expected to be distributed in 2025, pending completion of applicable regulatory approvals, including receipt of a determination letter from the Internal Revenue Service. The qualified pension plan liability is expected to be settled in 2025 through a combination of lump sum payments to participants and purchase of a group annuity contract from a highly-rated insurance company. Upon settlement in 2025, the Corporation expects to recognize a pre-tax pension settlement charge that will include a non-cash charge for the recognition of all pre-tax actuarial losses accumulated in AOCL at that time. The actual amount of the settlement charge will depend on various factors, including interest rates, plan asset returns, the lump sum election rate and annuity pricing.

The following table presents components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss), on a pre-tax basis:

(Dollars in thousands)	Qualified Pension Plan		Non-Qualified Retirement Plans
Three months ended March 31,	2024	2023	2024	2023
Net Periodic Benefit Cost:
Service cost (1)	$125	$351	$—	$39
Interest cost (2)	833	884	162	176
Expected return on plan assets (2)	(1,028)	(1,147)	—	—
Recognized net actuarial loss (2)	—	—	31	59
Net periodic benefit cost	($70)	$88	$193	$274
(1)Included in salaries and employee benefits expense in the Unaudited Consolidated Statements of Income.
(2)Included in other expenses in the Unaudited Consolidated Statements of Income.

The following table presents the measurement date and weighted-average assumptions used to determine net periodic benefit cost:

	Qualified Pension Plan		Non-Qualified Retirement Plans
For the three months ended March 31,	2024	2023	2024	2023
Measurement date	Dec 31, 2023	Dec 31, 2022	Dec 31, 2023	Dec 31, 2022
Equivalent single discount rate for benefit obligations	4.51%	5.54%	5.15%	5.50%
Equivalent single discount rate for service cost	N/A	5.60	N/A	5.61
Equivalent single discount rate for interest cost	4.51	5.43	5.11	5.40
Expected long-term return on plan assets	4.75	5.25	N/A	N/A
Rate of compensation increase	0.50	5.00	N/A	5.00

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

Commercial Banking
The Commercial Banking segment includes commercial, residential, and consumer lending activities; mortgage banking activities; deposit generation; cash management activities; banking activities, including customer support and the operation of ATMs, telephone banking, internet banking, and mobile banking services; as well as investment portfolio and wholesale funding activities.

Wealth Management Services
The Wealth Management Services segment includes investment management; holistic financial planning services; personal trust and estate services, including services as trustee, personal representative, and custodian; settlement of decedents’ estates; and institutional trust services, including custody and fiduciary services.

The following table presents the statement of operations and total assets for Washington Trust’s reportable segments:

(Dollars in thousands)	Commercial Banking		Wealth Management Services		Consolidated Total
Three months ended March 31,	2024	2023	2024	2023	2024	2023
Net interest income	$31,665	$37,180	$—	$13	$31,665	$37,193
Provision for credit losses	700	800	—	—	700	800
Net interest income after provision for credit losses	30,965	36,380	—	13	30,965	36,393
Noninterest income	5,572	4,431	11,591	8,852	17,163	13,283
Noninterest expenses:
Depreciation and amortization expense	892	831	317	356	1,209	1,187
Other noninterest expenses	26,141	24,635	7,013	7,742	33,154	32,377
Total noninterest expenses	27,033	25,466	7,330	8,098	34,363	33,564
Income before income taxes	9,504	15,345	4,261	767	13,765	16,112
Income tax expense	1,906	3,087	923	213	2,829	3,300
Net income	$7,598	$12,258	$3,338	$554	$10,936	$12,812

Total assets at period end	$7,190,644	$6,785,254	$58,480	$73,928	$7,249,124	$6,859,182
Expenditures for long-lived assets	556	1,136	70	8	626	1,144

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Note 14 - Other Comprehensive Income (Loss)
The following table presents the activity in other comprehensive income (loss):

Three months ended March 31,	2024			2023
(Dollars in thousands)	Pre-tax Amounts	Income Tax Benefit (Expense)	Net of Tax	Pre-tax Amounts	Income Tax Expense	Net of Tax
Available for Sale Debt Securities:
Change in fair value of available for sale debt securities	($14,748)	$3,760	($10,988)	$17,365	($4,167)	$13,198
Cash Flow Hedges:
Change in fair value of cash flow hedges	2,656	(677)	1,979	1,046	(251)	795
Net cash flow hedge losses reclassified into earnings (1)	1,645	(419)	1,226	2,636	(634)	2,002
Net change in fair value of cash flow hedges	4,301	(1,096)	3,205	3,682	(885)	2,797
Defined Benefit Plan Obligations:
Amortization of net actuarial losses (2)	31	(8)	23	59	(14)	45
Total other comprehensive (loss) income	($10,416)	$2,656	($7,760)	$21,106	($5,066)	$16,040
(1)For the three months ended March 31, 2024 and 2023, the pre-tax amounts reclassified into earnings in the Unaudited Consolidated Statements of Income included reductions of $2.1 million and $2.8 million, respectively, in interest and fees on loans, as well as reductions of $493 thousand and $127 thousand, respectively, in FHLB interest expense.
(2)The pre-tax amounts are included in other expenses in the Unaudited Consolidated Statements of Income.

The following tables present the changes in AOCL by component, net of tax:

(Dollars in thousands)	Net Unrealized Losses on Available For Sale Debt Securities	Net Unrealized Losses on Cash Flow Hedges	Net Unrealized Losses on Defined Benefit Plan Obligations	Total
For the three months ended March 31, 2024
Balance at December 31, 2023	($116,591)	($15,619)	($8,943)	($141,153)
Other comprehensive (loss) income before reclassifications	(10,988)	1,979	—	(9,009)
Amounts reclassified from AOCL	—	1,226	23	1,249
Net other comprehensive (loss) income	(10,988)	3,205	23	(7,760)
Balance at March 31, 2024	($127,579)	($12,414)	($8,920)	($148,913)

(Dollars in thousands)	Net Unrealized Losses on Available For Sale Debt Securities	Net Unrealized Losses on Cash Flow Hedges	Net Unrealized Losses on Defined Benefit Plan Obligations	Total
For the three months ended March 31, 2023
Balance at December 31, 2022	($131,033)	($22,645)	($4,122)	($157,800)
Other comprehensive income before reclassifications	13,198	795	—	13,993
Amounts reclassified from AOCL	—	2,002	45	2,047
Net other comprehensive income	13,198	2,797	45	16,040
Balance at March 31, 2023	($117,835)	($19,848)	($4,077)	($141,760)

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Note 15 - Earnings per Common Share
The following table presents the calculation of EPS:

(Dollars and shares in thousands, except per share amounts)
Three months ended March 31,	2024	2023
Earnings for basic and diluted earnings per common share:
Net income	$10,936	$12,812
Less: dividends and undistributed earnings allocated to participating securities	(12)	(29)
Net income available to common shareholders	$10,924	$12,783

Shares:
Weighted average common shares outstanding for basic EPS	17,033	17,074
Dilutive effect of common stock equivalents	41	96
Weighted average common shares outstanding for diluted EPS	17,074	17,170

Earnings per common share:
Basic EPS	$0.64	$0.75
Diluted EPS	$0.64	$0.74

Weighted average common stock equivalents, not included in common stock equivalents above because they were anti-dilutive, totaled 464,011 for the three months ended March 31, 2024, compared to 303,982 for the same period in 2023.

Note 16 - Commitments and Contingencies
Financial Instruments with Off-Balance Sheet Risk
The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to manage the Corporation’s exposure to fluctuations in interest rates.  These financial instruments include commitments to extend credit and standby letters of credit, as well as derivative financial instruments, such as mortgage loan commitments, loan related derivative contracts and interest rate risk management contracts.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Unaudited Consolidated Balance Sheets.  The contract or notional amounts of these instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments. See Note 6 for additional disclosure pertaining to derivative financial instruments.

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

Standby Letters of Credit
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These standby letters of credit are primarily issued to support the financing needs of the Bank’s commercial customers. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral supporting those commitments is essentially the same as for other commitments. Most standby letters of credit extend for one year. At March 31, 2024 and December 31, 2023, there were no liabilities to beneficiaries resulting from standby letters of credit. Should the Corporation be required to make payments to the beneficiary, repayment from the customer to the Corporation is required.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents the contractual and notional amounts of financial instruments with off-balance sheet risk:

(Dollars in thousands)	March 31, 2024	December 31, 2023
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,130,340	$1,185,196
Standby letters of credit	9,815	9,323

ACL on Unfunded Commitments
The ACL on unfunded commitments is management’s estimate of expected lifetime credit losses over the expected contractual term in which the Corporation is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Corporation.

The activity in the ACL on unfunded commitments for the three months ended March 31, 2024 is presented below:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$1,091	$822	$1,913	$15	$—	$12	$12	$1,940
Provision	(148)	(51)	(199)	—	—	(1)	(1)	(200)
Ending Balance	$943	$771	$1,714	$15	$—	$11	$11	$1,740

The activity in the ACL on unfunded commitments for the three months ended March 31, 2023 is presented below:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$1,236	$988	$2,224	$50	$—	$16	$16	$2,290
Provision	132	(105)	27	(25)	—	(2)	(2)	—
Ending Balance	$1,368	$883	$2,251	$25	$—	$14	$14	$2,290

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

Management's Discussion and Analysis
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Corporation’s Audited Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2023, and in conjunction with the condensed Unaudited Consolidated Financial Statements and notes thereto included in Item 1 of this report.  Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results for the full-year ended December 31, 2024 or any future period.

Forward-Looking Statements
This report contains statements that are “forward-looking statements.”  We may also make forward-looking statements in other documents we file with the SEC, in our annual reports to shareholders, in press releases and other written materials, and in oral statements made by our officers, directors, or employees.  You can identify forward-looking statements by the use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume,” “outlook,” “will,” “should,” and other expressions that predict or indicate future events and trends and which do not relate to historical matters.  You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties, and other factors, some of which are beyond our control.  These risks, uncertainties, and other factors may cause our actual results, performance, or achievements to be materially different than the anticipated future results, performance, or achievements expressed or implied by the forward-looking statements.

Some of the factors that might cause these differences include the following:
•changes in general business and economic conditions on a national basis and in the local markets in which we operate;
•changes in customer behavior due to political, business, and economic conditions, including inflation and concerns about liquidity;
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
•changes in legislation or regulation and accounting principles, policies, and guidelines;
•operational risks including, but not limited to, changes in information technology, cybersecurity incidents, fraud, natural disasters, war, terrorism, civil unrest, and future pandemics;
•regulatory, litigation, and reputational risks; and
•changes in the assumptions used in making such forward-looking statements.

In addition, the factors described under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as updated by our Quarterly Reports on Form 10-Q and other filings submitted to the SEC, may result in these differences.  You should carefully review all of these factors and you should be aware that there may be other factors that could cause these differences.  These forward-looking statements were based on information, plans, and estimates at the date of this report, and we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

Overview
Washington Trust offers a full range of financial services, including commercial, residential, and consumer lending, retail and commercial deposit products, and wealth management and trust services through its offices in Rhode Island, Massachusetts, and Connecticut.

Our largest source of operating income is net interest income, which is the difference between interest earned on loans and securities and interest paid on deposits and borrowings.  In addition, we generate noninterest income from a number of

Management's Discussion and Analysis
sources, including wealth management services, mortgage banking activities, and deposit services.  Our principal noninterest expenses include salaries and employee benefit costs, outsourced services provided by third-party vendors, occupancy and facility-related costs, and other administrative expenses.

We continue to leverage our strong regional brand to build market share and remain steadfast in our commitment to provide superior service. We believe the key to future growth is providing customers with convenient in-person service and digital banking solutions. In January 2024, we opened a new full-service branch in Smithfield, Rhode Island. In addition, we plan to open another branch in the Olneyville section of Providence later in 2024.

Risk Management
The Corporation has a comprehensive ERM program through which the Corporation identifies, measures, monitors, and controls current and emerging material risks.

The Board of Directors is responsible for oversight of the ERM program. The ERM program enables the aggregation of risk across the Corporation and ensures the Corporation has the tools, programs, and processes in place to support informed decision making, to anticipate risks before they materialize and to maintain the Corporation’s risk profile consistent with its risk strategy. The Board of Directors has approved an ERM Policy that addresses each category of risk. The risk categories include: credit risk, interest rate risk, liquidity risk, price and market risk, compliance risk, strategic and reputation risk, and operational risk. A description of each risk category is provided below.

Credit risk represents the possibility that borrowers or other counterparties may not repay loans or other contractual obligations according to their terms due to changes in the financial capacity, ability, and willingness of such borrowers or counterparties to meet their obligations. In some cases, the collateral securing payment of the loans may be sufficient to assure repayment, but in other cases the Corporation may experience significant credit losses which could have an adverse effect on its operating results. The Corporation makes various assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of its borrowers and counterparties and the value of the real estate and other assets serving as collateral for the repayment of loans. Credit risk also exists with respect to investment securities. For further discussion regarding the credit risk and the credit quality of the Corporation’s loan portfolio, see Notes 4 and 5 to the Unaudited Consolidated Financial Statements. For further discussion regarding credit risk associated with unfunded commitments, see Note 16 to the Unaudited Consolidated Financial Statements. For further discussion regarding the Corporation’s securities portfolio, see Note 3 to the Unaudited Consolidated Financial Statements.

Interest rate risk is the risk of loss to earnings due to movements in interest rates. Interest rate risk arises from differences between the timing of rate changes and the timing of cash flows. It exists because the repricing frequency and magnitude of interest-earning assets and interest-bearing liabilities are not identical. See the “Asset/Liability Management and Interest Rate Risk” section below for additional disclosure.

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

Compliance risk represents the risk of regulatory sanctions or financial loss resulting from the failure to comply with laws, rules, and regulations and standards of good banking practice. Activities which may expose the Corporation to compliance risk include, but are not limited to, those dealing with the prevention of money laundering, privacy and data protection, adherence to all applicable laws and regulations, and employment and tax matters.

Strategic and reputation risk represent the risk of loss due to impairment of reputation, failure to fully develop and execute business plans, and failure to assess existing and new opportunities and threats in business, markets, and products.

Management's Discussion and Analysis
Operational risk is the risk of loss due to human behavior, inadequate or failed internal processes, systems and controls, information technology changes or failures, and external influences such as market conditions, fraudulent activities, cybersecurity incidents, natural disasters, and security risks.

ERM is an overarching program that includes all areas of the Corporation. A framework approach is utilized to assign responsibility and to ensure that the various business units and activities involved in the risk management life-cycle are effectively integrated. The Corporation has adopted the “three lines of defense” strategy that is an industry best practice for ERM. Business units are the first line of defense in managing risk. They are responsible for identifying, measuring, monitoring, and controlling current and emerging risks. They must report on and escalate their concerns. Corporate functions such as Credit Risk Management, Financial Administration, Information Assurance, and Compliance represent the second line of defense. They are responsible for policy setting and for reviewing and challenging the risk management activities of the business units. They collaborate closely with business units on planning and resource allocation with respect to risk management. Internal Audit is a third line of defense. They provide independent assurance to the Board of Directors of the effectiveness of the first and second lines in fulfilling their risk management responsibilities.

For additional factors that could adversely impact Washington Trust’s future results of operations and financial condition, see Part II, Item 1A below and the section labeled “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as updated by our Quarterly Reports on Form 10-Q and other filings submitted to the SEC.

Management's Discussion and Analysis
Results of Operations
Summary
The following table presents a summarized consolidated statement of operations:

(Dollars in thousands)
			Change
Three months ended March 31,	2024	2023	$	%
Net interest income	$31,665	$37,193	($5,528)	(15%)
Noninterest income	17,163	13,283	3,880	29
Total revenues	48,828	50,476	(1,648)	(3)
Provision for credit losses	700	800	(100)	(13)
Noninterest expense	34,363	33,564	799	2
Income before income taxes	13,765	16,112	(2,347)	(15)
Income tax expense	2,829	3,300	(471)	(14)
Net income	$10,936	$12,812	($1,876)	(15%)

The following table presents a summary of performance metrics and ratios:

Three months ended March 31,	2024	2023
Diluted earnings per common share	$0.64	$0.74
Return on average assets (net income divided by average assets)	0.61%	0.77%
Return on average equity (net income available for common shareholders divided by average equity)	9.33%	11.27%
Net interest income as a percentage of total revenues	65%	74%
Noninterest income as a percentage of total revenues	35%	26%

Net income totaled $10.9 million for the three months ended March 31, 2024, down by 15%, from the $12.8 million reported for the same period in 2023. Results in 2024 largely reflected lower net interest income, partially offset by higher noninterest income.

The decline in net interest income in 2024 was driven by higher rates paid on, and increases in, average interest-bearing liability balances, which offset the benefit of higher yields on, and growth in, average interest-earning asset balances. Noninterest income benefited from a $2.1 litigation settlement received in the first quarter of 2024, as well as higher mortgage banking revenues and wealth management revenues. There was a modest decline in the provision for credit losses in 2024 as compared to the same period in 2023. The increase in noninterest expenses largely reflected an increase in FDIC deposit insurance costs.

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

Three months ended March 31,	2024			2023			Change
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Cash, federal funds sold, and short-term investments	$78,992	$1,196	6.09	$103,269	$1,070	4.20	($24,277)	$126	1.89
Mortgage loans held for sale	15,452	255	6.64	13,132	152	4.69	2,320	103	1.95
Taxable debt securities	1,146,454	7,096	2.49	1,193,852	7,194	2.44	(47,398)	(98)	0.05
FHLB stock	53,858	1,073	8.01	46,102	597	5.25	7,756	476	2.76
Commercial real estate	2,140,887	34,220	6.43	1,859,331	25,300	5.52	281,556	8,920	0.91
Commercial & industrial	610,747	9,892	6.51	630,778	9,070	5.83	(20,031)	822	0.68
Total commercial	2,751,634	44,112	6.45	2,490,109	34,370	5.60	261,525	9,742	0.85
Residential real estate	2,592,769	26,531	4.12	2,353,266	21,664	3.73	239,503	4,867	0.39
Home equity	310,231	5,004	6.49	286,348	3,759	5.32	23,883	1,245	1.17
Other	19,112	212	4.46	16,405	184	4.55	2,707	28	(0.09)
Total consumer	329,343	5,216	6.37	302,753	3,943	5.28	26,590	1,273	1.09
Total loans	5,673,746	75,859	5.38	5,146,128	59,977	4.73	527,618	15,882	0.65
Total interest-earning assets	6,968,502	85,479	4.93	6,502,483	68,990	4.30	466,019	16,489	0.63
Noninterest-earning assets	263,333			241,513			21,820
Total assets	$7,231,835			$6,743,996			$487,839
Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits (in-market)	$506,239	$5,706	4.53	$298,158	$2,639	3.59	$208,081	$3,067	0.94
NOW accounts	720,918	375	0.21	821,590	358	0.18	(100,672)	17	0.03
Money market accounts	1,107,591	10,417	3.78	1,253,141	7,576	2.45	(145,550)	2,841	1.33
Savings accounts	490,268	752	0.62	566,258	314	0.22	(75,990)	438	0.40
Time deposits (in-market)	1,149,442	11,720	4.10	830,574	4,577	2.23	318,868	7,143	1.87
Interest-bearing in-market deposits	3,974,458	28,970	2.93	3,769,721	15,464	1.66	204,737	13,506	1.27
Wholesale brokered demand deposits	—	—	—	16,257	177	4.42	(16,257)	(177)	(4.42)
Wholesale brokered time deposits	699,605	9,077	5.22	427,051	3,948	3.75	272,554	5,129	1.47
Wholesale brokered deposits	699,605	9,077	5.22	443,308	4,125	3.77	256,297	4,952	1.45
Total interest-bearing deposits	4,674,063	38,047	3.27	4,213,029	19,589	1.89	461,034	18,458	1.38
FHLB advances	1,239,945	15,138	4.91	1,044,056	11,626	4.52	195,889	3,512	0.39
Junior subordinated debentures	22,681	406	7.20	22,681	354	6.33	—	52	0.87
Total interest-bearing liabilities	5,936,689	53,591	3.63	5,279,766	31,569	2.42	656,923	22,022	1.21
Noninterest-bearing demand deposits	664,656			835,298			(170,642)
Other liabilities	159,394			168,826			(9,432)
Shareholders’ equity	471,096			460,106			10,990
Total liabilities and shareholders’ equity	$7,231,835			$6,743,996			$487,839
Net interest income (FTE)		$31,888			$37,421			($5,533)
Interest rate spread			1.30			1.88			(0.58)
Net interest margin			1.84			2.33			(0.49)

Management's Discussion and Analysis

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)
Three months ended March 31,	2024	2023	Change
Commercial loans	$223	$228	($5)

Net Interest Income
Net interest income, the primary source of our operating income, totaled $31.7 million for the three months ended March 31, 2024, compared to $37.2 million for the same period in 2023. Net interest income is affected by the level of and changes in interest rates, and changes in the amount and composition of interest-earning assets and interest-bearing liabilities.  Prepayment penalty income associated with loan payoffs is included in net interest income.

The following discussion presents net interest income on an FTE basis by adjusting income and yields on tax-exempt loans to be comparable to taxable loans.

Net interest income includes the periodic recognition of prepayment penalty fee income associated with commercial loan payoffs. Prepayment penalty fee income amounted to $20 thousand and $124 thousand, respectively, for the three months ended March 31, 2024 and 2023, and had no basis point benefit to NIM in either period.

The analysis of net interest income, NIM, and the yield on loans is also impacted by changes in the level of net amortization of premiums and discounts on securities and loans, which is included in interest income. Changes in market interest rates affect the level of loan prepayments and the receipt of payments on mortgage-backed securities. Prepayment speeds generally increase as market interest rates decline and decrease as market interest rates rise. Changes in prepayment speeds could increase or decrease the level of net amortization of premiums and discounts, thereby affecting interest income. As noted in the Unaudited Consolidated Statements of Cash Flows, net amortization of premiums and discounts on securities and loans (a net reduction to net interest income) amounted to $265 thousand for the three months ended March 31, 2024, compared to $324 thousand for the same period in 2023.

FTE net interest income for the three months ended March 31, 2024 amounted to $31.9 million, down by $5.5 million, or 15%, from the same period in 2023. For the three months ended March 31, 2024, increases in average interest-bearing liability balances, net of increased average interest-earning assets, reduced net income by $2.7 million. Increases in funding costs outpaced increases in asset yields, reducing net interest income by $2.8 million for the three months ended March 31, 2024.

NIM was 1.84% for the three months ended March 31, 2024, compared to 2.33% for the same period in 2023. While NIM benefited from higher market interest rates on loans, it was adversely impacted by a higher cost of funds.

Total average securities for the three months ended March 31, 2024 decreased by $47.4 million, or 4%, from the average balances for the same period a year earlier primarily due to routine pay-downs. The FTE rate of return on the securities portfolio for the three months ended March 31, 2024 was 2.49%, compared to 2.44% for the same period in 2023.

Total average loan balances for the three months ended March 31, 2024 increased by $527.6 million, or 10%, from the average loan balances for the comparable 2023 period, largely reflecting growth in average balances of CRE and residential real estate loans. The yield on total loans for the three months ended March 31, 2024 was 5.38%, compared to 4.73% in the corresponding period in 2023.

Higher levels of wholesale funding were used to fund balance sheet growth. The average balance of FHLB advances for the three months ended March 31, 2024 increased by $195.9 million, or 19%, compared to the average balance for the same period in 2023. Due to increases in market interest rates, the average rate paid on such advances for the three months ended March 31, 2024 was 4.91%, up 39 basis points from 4.52% for the same period in 2023. Included in total average interest-bearing deposits were wholesale brokered deposits, which increased by $256.3 million, or 58%, from the same period in 2023. The average rate paid on wholesale brokered deposits for the three months ended March 31, 2024 was 5.22%, up by 145 basis points from 3.77% for the same period in 2023.

Management's Discussion and Analysis

As market interest rates rose, deposit balances shifted from lower cost deposits to higher cost deposits. Average in-market interest-bearing deposits, which excludes wholesale brokered deposits, for the three months ended March 31, 2024 increased by $204.7 million, or 5%, from the average balances for the same period in 2023, with increases in time deposits and interest-bearing demand deposits. The average rate paid on in-market interest-bearing deposits for the three months ended March 31, 2024 was 2.93%, up by 127 basis points from 1.66% for the same period in 2023. The average balance of noninterest-bearing demand deposits for the three months ended March 31, 2024 decreased by $170.6 million from the average balances for the same period in 2023.

Volume / Rate Analysis - Interest Income and Expense (FTE Basis)
The following table presents certain information on an FTE basis regarding changes in our interest income and interest expense for the period indicated.  The net change attributable to both volume and rate has been allocated proportionately.

(Dollars in thousands)	Three Months Ended March 31, 2024 vs. 2023
	Change Due to
	Volume	Rate	Net Change
Interest on Interest-Earning Assets:
Cash, federal funds sold, and other short-term investments	($291)	$417	$126
Mortgage loans held for sale	30	73	103
Taxable debt securities	(297)	199	(98)
FHLB stock	113	363	476
Commercial real estate	4,143	4,777	8,920
Commercial & industrial	(294)	1,116	822
Total commercial	3,849	5,893	9,742
Residential real estate	2,298	2,569	4,867
Home equity	331	914	1,245
Other	30	(2)	28
Total consumer	361	912	1,273
Total loans	6,508	9,374	15,882
Total interest income	6,063	10,426	16,489
Interest on Interest-Bearing Liabilities:
Interest-bearing demand deposits (in-market)	2,206	861	3,067
NOW accounts	(46)	63	17
Money market accounts	(963)	3,804	2,841
Savings accounts	(47)	485	438
Time deposits (in-market)	2,215	4,928	7,143
Interest-bearing in-market deposits	3,365	10,141	13,506
Wholesale brokered demand deposits	(89)	(88)	(177)
Wholesale brokered time deposits	3,142	1,987	5,129
Wholesale brokered deposits	3,053	1,899	4,952
Total interest-bearing deposits	6,418	12,040	18,458
FHLB advances	2,329	1,183	3,512
Junior subordinated debentures	—	52	52
Total interest expense	8,747	13,275	22,022
Net interest income (FTE)	($2,684)	($2,849)	($5,533)

Provision for Credit Losses
The provision for credit losses results from management’s review of the adequacy of the ACL. The ACL is management’s

Management's Discussion and Analysis
estimate, at the reporting date, of expected lifetime credit losses and includes consideration of current forecasted economic conditions. Estimating an appropriate level of ACL necessarily involves a high degree of judgment.

The following table presents the provision for credit losses:

(Dollars in thousands)
			Change
Three months ended March 31,	2024	2023	$	%
Provision for credit losses on loans	$900	$800	$100	13%
Provision for credit losses on unfunded commitments	(200)	—	($200)	(100)
Provision for credit losses	$700	$800	($100)	(13%)

The provisions recognized provided for loan growth and were reflective of continued slowdown of loan prepayment speeds and estimated forecasted economic conditions. The provision recognized in 2023 also included modest additional reserve allocation for commercial loans migrating to nonaccrual status.

Net charge-offs totaled $52 thousand for the three months ended March 31, 2024, compared to net charge-offs of $47 thousand for the same period in 2023.

The ACL on loans was $41.9 million, or 0.74% of total loans, at March 31, 2024, compared to $41.1 million, or 0.73% of total loans, at December 31, 2023. See additional discussion under the caption “Asset Quality” for further information on asset quality metrics and the ACL on loans.

Noninterest Income
Noninterest income is an important source of revenue for Washington Trust.  The principal categories of noninterest income are shown in the following table:

(Dollars in thousands)
			Change
Three months ended March 31,	2024	2023	$	%
Noninterest income:
Wealth management revenues	$9,338	$8,663	$675	8%
Mortgage banking revenues	2,506	1,245	1,261	101
Card interchange fees	1,145	1,132	13	1
Service charges on deposit accounts	685	777	(92)	(12)
Loan related derivative income	284	(51)	335	657
Income from bank-owned life insurance	739	1,165	(426)	(37)
Other income	2,466	352	2,114	601
Total noninterest income	$17,163	$13,283	$3,880	29%

Noninterest Income Analysis
Revenue from wealth management services represented 54% of total noninterest income for the three months ended March 31, 2024, compared to 65% for the same period in 2023. A substantial portion of wealth management revenues is dependent on the value of wealth management AUA and is closely tied to the performance of the financial markets. This portion of wealth management revenues is referred to as “asset-based” and includes trust and investment management fees. Wealth management revenues also include “transaction-based” revenues that are not primarily derived from the value of assets.

Management's Discussion and Analysis
The categories of wealth management revenues are shown in the following table:

(Dollars in thousands)
			Change
Three months ended March 31,	2024	2023	$	%
Wealth management revenues:
Asset-based revenues	$9,089	$8,429	$660	8%
Transaction-based revenues	249	234	15	6
Total wealth management revenues	$9,338	$8,663	$675	8%

Wealth management revenues for the three months ended March 31, 2024 increased by $675 thousand, or 8%, from the same period in 2023, reflecting an increase in asset-based revenues. The change in asset-based revenues correlated with the change in average AUA balances. The average balance of AUA for the three months ended March 31, 2024 increased by 10% from the average balance for the same period in 2023.

The end of period AUA balance amounted to $6.9 billion at March 31, 2024, up by $269.9 million, or 4%, from the end of 2023, reflecting net investment appreciation and income. The following table presents the changes in wealth management AUA balances:

(Dollars in thousands)
Three months ended March 31,	2024	2023
Wealth management assets under administration:
Balance at the beginning of period	$6,588,406	$5,961,990
Net investment appreciation & income	364,244	286,262
Net client asset (outflows) inflows	(94,328)	(84,830)
Balance at the end of period	$6,858,322	$6,163,422

Mortgage banking revenues represented 15% of total noninterest income for three months ended March 31, 2024, compared to 9% for the same period in 2023. These revenues are dependent on mortgage origination volume and are sensitive to interest rates and the condition of housing markets. While loan origination and refinancing activities decreased in response to increases in market interest rates, a larger proportion of loans were originated for sale in 2024. The composition of mortgage banking revenues and the volume of loans sold to the secondary market are shown in the following table:

(Dollars in thousands)
			Change
Three months ended March 31,	2024	2023	$	%
Mortgage banking revenues:
Realized gains on loan sales, net (1)	$1,586	$576	$1,010	175%
Changes in fair value, net (2)	324	86	238	277
Loan servicing fee income, net (3)	596	583	13	2
Total mortgage banking revenues	$2,506	$1,245	$1,261	101%

Loans sold to the secondary market (4)	$72,644	$29,328	$43,316	148%
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

For the three months ended March 31, 2024, mortgage banking revenues were up by $1.3 million, or 101%, compared to the same period in 2023. The increase in mortgage banking revenues was mainly attributable to increases in both sales volume

Management's Discussion and Analysis
and sales yield. Mortgage banking revenues are also impacted by changes in the fair value of mortgage loans held for sale and forward loan commitments, which are primarily based on current market prices in the secondary market and correlate to changes in the size of the mortgage pipeline.

For the three months ended March 31, 2024, loan related derivative income increased by $335 thousand, or 657%, from the same period in 2023, reflecting an increase in volume.

Income from BOLI for the three months ended March 31, 2024, was down by $426 thousand, or 37%, from the same period in 2023, reflecting the recognition of $476 thousand in non-taxable income in the first quarter of 2023 associated with the receipt of life insurance proceeds.

Other income for the three months ended March 31, 2024 was up by $2.1 million, or 601%, from the same period in 2023, due to the receipt of $2.1 million in the first quarter of 2024 associated with a litigation settlement.

Noninterest Expense
The following table presents noninterest expense comparisons:

(Dollars in thousands)
			Change
Three months ended March 31,	2024	2023	$	%
Noninterest expense:
Salaries and employee benefits	$21,775	$21,784	($9)	—%
Outsourced services	3,780	3,496	284	8
Net occupancy	2,561	2,437	124	5
Equipment	1,020	1,028	(8)	(1)
Legal, audit, and professional fees	706	896	(190)	(21)
FDIC deposit insurance costs	1,441	872	569	65
Advertising and promotion	548	408	140	34
Amortization of intangibles	208	212	(4)	(2)
Other	2,324	2,431	(107)	(4)
Total noninterest expense	$34,363	$33,564	$799	2%

Noninterest Expense Analysis
Salaries and employee benefits expense, the largest component of noninterest expense, for the three months ended March 31, 2024 was essentially unchanged compared to the same period in 2023.

Outsourced services expense for the three months ended March 31, 2024, increased by $284 thousand, or 8%, compared to the same period in the prior year, largely reflecting higher third-party costs and volume-related increases.

FDIC deposit insurance costs for the three months ended March 31, 2024 increased by $569 thousand, or 65%, compared to the same period in 2023, reflecting the impact of growth in assets and a higher FDIC deposit assessment rate.

Income Taxes
The following table presents the Corporation’s income tax provision and applicable tax rates for the periods indicated:

(Dollars in thousands)
Three months ended March 31,	2024	2023
Income tax expense	$2,829	$3,300
Effective income tax rate	20.6%	20.5%

Management's Discussion and Analysis
The effective income tax rates for the three months ended March 31, 2024 and 2023 differed from the federal rate of 21%, primarily due to the benefits of tax-exempt income, income from BOLI, and federal tax credits, partially offset by state income tax expense.

The Corporation’s net deferred tax assets amounted to $56.6 million at March 31, 2024, compared to $53.8 million at December 31, 2023. Net deferred tax assets increased in 2024, largely reflecting increases in deferred tax assets associated with a decline in fair value of securities available for sale due to changes in market interest rates.

Segment Reporting
The Corporation manages its operations through two reportable business segments, consisting of Commercial Banking and Wealth Management Services. See Note 13 to the Unaudited Consolidated Financial Statements for additional disclosure related to business segments.

Commercial Banking
The following table presents a summarized statement of operations for the Commercial Banking business segment:

(Dollars in thousands)
			Change
Three months ended March 31,	2024	2023	$	%
Net interest income	$31,665	$37,180	($5,515)	(15%)
Provision for credit losses	700	800	(100)	(13)
Net interest income after provision for credit losses	30,965	36,380	(5,415)	(15)
Noninterest income	5,572	4,431	1,141	26
Noninterest expense	27,033	25,466	1,567	6
Income before income taxes	9,504	15,345	(5,841)	(38)
Income tax expense	1,906	3,087	(1,181)	(38)
Net income	$7,598	$12,258	($4,660)	(38%)

Net interest income for the Commercial Banking segment for the three months ended March 31, 2024 decreased by $5.5 million, or 15%, from the same period in 2023. Net interest income was adversely impacted by higher rates paid on, and increases in, average interest-bearing liability balances, which offset the benefit of higher yields on, and growth in, average interest-earning asset balances.

The provision for credit losses for the three months ended March 31, 2024 decreased by $100 thousand from the same period in 2023.

Noninterest income derived from the Commercial Banking segment for the three months ended March 31, 2024 was up by $1.1 million, or 26%, from the comparable period in 2023. The increase in Commercial Banking noninterest income reflected higher mortgage banking revenues and loan related derivative income, partially offset by lower BOLI income. See additional discussion under the caption “Noninterest Income” above.

Commercial Banking noninterest expenses for the three months ended March 31, 2024 were up by $1.6 million, or 6%, from the same period in 2023, with increases in FDIC deposit insurance costs, salaries and employee benefits, and outsourced services. See additional discussion under the caption “Noninterest Expense” above.

Management's Discussion and Analysis
Wealth Management Services
The following table presents a summarized statement of operations for the Wealth Management Services business segment:

(Dollars in thousands)
			Change
Three months ended March 31,	2024	2023	$	%
Net interest income	$—	$13	($13)	(100%)
Noninterest income	11,591	8,852	2,739	31
Noninterest expense	7,330	8,098	(768)	(9)
Income before income taxes	4,261	767	3,494	456
Income tax expense	923	213	710	333
Net income	$3,338	$554	$2,784	503%

For the three months ended March 31, 2024, noninterest income derived from the Wealth Management Services segment increased by $2.7 million, or 31%, from the same period in 2023, reflecting income of $2.1 million associated with a litigation settlement, as well as an increase in asset-based revenues. See further discussion under the caption “Noninterest Income” above.

For the three months ended March 31, 2024, noninterest expenses for the Wealth Management Services segment decreased by $768 thousand, or 9%, from the comparable period in 2023, largely reflecting a decrease in salaries and employee benefits expense.

Financial Condition
Summary
The following table presents selected financial condition data:

(Dollars in thousands)			Change
	March 31, 2024	December 31, 2023	$	%
Cash and due from banks	$102,136	$86,824	$15,312	18%
Total securities	970,060	1,000,380	(30,320)	(3)
Total loans	5,685,232	5,647,706	37,526	1
Allowance for credit losses on loans	41,905	41,057	848	2
Total assets	7,249,124	7,202,847	46,277	1
Total deposits	5,347,893	5,348,160	(267)	—
FHLB advances	1,240,000	1,190,000	50,000	4
Total shareholders’ equity	466,920	472,686	(5,766)	(1)

Total assets amounted to $7.2 billion at March 31, 2024, up by $46.3 million, or 1%, from the end of 2023.

Cash and due from banks increased by 15.3 million. or 18%, from December 31, 2023, reflecting higher cash balances on deposit at correspondent banks.

The securities portfolio decreased by $30.3 million, or 3%, from the end of 2023, reflecting routine pay-downs on mortgage-backed securities and a decrease in fair value of available for sale securities due to changes in market interest rates.

Total loans increased by $37.5 million, or 1%, from the end of 2023, with the increase concentrated in commercial loans.

Total deposit balances were comparable to the end of 2023 and reflective of a competitive rate environment. FHLB advances increased by $50.0 million, or 4%, from December 31, 2023, as higher levels of wholesale funding were utilized.

Management's Discussion and Analysis
Shareholders’ equity decreased by $5.8 million, or 1%. Net income was offset by dividend declarations and a decrease in the AOCL component of shareholders' equity that reflected a decline in the fair value of available for sale securities as noted above.

Securities
Investment security activity is monitored by the Investment Committee, the members of which also sit on the ALCO.  Asset and liability management objectives are the primary influence on the Corporation’s investment activities.  However, the Corporation also recognizes that there are certain specific risks inherent in investment activities.  The securities portfolio is managed in accordance with regulatory guidelines and established internal corporate investment policies that provide limitations on specific risk factors such as market risk, credit risk and concentration, liquidity risk, and operational risk to help monitor risks associated with investing in securities.  Reports on the activities conducted by the Investment Committee and the ALCO are presented to the Board of Directors on a regular basis.

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

Determination of Fair Value
The Corporation uses an independent pricing service to obtain quoted prices. The prices provided by the independent pricing service are generally based on observable market data in active markets. The determination of whether markets are active or inactive is based upon the level of trading activity for a particular security class. Management reviews the independent pricing service’s documentation to gain an understanding of the appropriateness of the pricing methodologies. Management also reviews the prices provided by the independent pricing service for reasonableness based upon current trading levels for similar securities. If the prices appear unusual, they are re-examined and the value is either confirmed or revised. In addition, management periodically performs independent price tests of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of March 31, 2024 and December 31, 2023, management did not make any adjustments to the prices provided by the pricing service.

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

Securities Portfolio
The carrying amounts of securities held are as follows:

(Dollars in thousands)	March 31, 2024		December 31, 2023
	Amount	% of Total	Amount	% of Total
Available for Sale Debt Securities:
Obligations of U.S. government-sponsored enterprises	$223,910	23%	$225,742	23%
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	724,770	75	753,956	75
Individual name issuer trust preferred debt securities	8,975	1	8,793	1
Corporate bonds	12,405	1	11,889	1
Total available for sale debt securities	$970,060	100%	$1,000,380	100%

Management's Discussion and Analysis
The securities portfolio represented 13% of total assets at March 31, 2024, compared to 14% of total assets at December 31, 2023. The largest component of the securities portfolio is mortgage-backed securities, all of which are issued by U.S. government agencies or U.S. government-sponsored enterprises.

The securities portfolio decreased by $30.3 million, or 3%, from the end of 2023. This decrease included $15.3 million of routine pay-downs on mortgage-backed securities and a decrease of $14.7 million (pre-tax) in the fair value of available for sale securities.

As of March 31, 2024, the carrying amount of available for sale debt securities included net unrealized losses of $167.0 million, compared to net unrealized losses of $152.2 million as of December 31, 2023. The decrease in fair value of available for sale debt securities from the end of 2023 was primarily concentrated in obligations of U.S. government agencies and U.S. government-sponsored enterprises, including mortgage-backed securities, and primarily attributable to relative changes in market interest rates since the time of purchase. See Note 3 to the Unaudited Consolidated Financial Statements for additional information.

Loans
Total loans amounted to $5.7 billion at March 31, 2024, up by $37.5 million, or 1%, from the end of 2023.

The following is a summary of loans:

(Dollars in thousands)	March 31, 2024		December 31, 2023
	Amount	% of Total	Amount	% of Total
Commercial:
Commercial real estate	$2,158,518	38%	$2,106,359	37%
Commercial & industrial	613,376	11	605,072	11
Total commercial	2,771,894	49	2,711,431	48
Residential Real Estate:
Residential real estate	2,585,524	45	2,604,478	46
Consumer:
Home equity	309,302	5	312,594	6
Other	18,512	1	19,203	—
Total consumer	327,814	6	331,797	6
Total loans	$5,685,232	100%	$5,647,706	100%

Commercial Loans
The commercial loan portfolio represented 49% of total loans at March 31, 2024, compared to 48% of total loans at December 31, 2023.

In making commercial loans, we may occasionally solicit the participation of other banks. The Bank also participates in commercial loans originated by other banks. In such cases, these loans are individually underwritten by us using standards similar to those employed for our self-originated loans. Our participation in commercial loans originated by other banks amounted to $680.1 million and $652.7 million, respectively, at March 31, 2024 and December 31, 2023. Our participation in commercial loans originated by other banks also includes shared national credits. Shared national credits are defined as participation in loans or loan commitments of at least $100.0 million that are shared by three or more banks.

Commercial loans fall into two main categories, CRE and C&I loans. CRE loans consist of commercial mortgages secured by real property where the primary source of repayment is derived from rental income associated with the property or the proceeds of the sale, refinancing or permanent financing of the property. CRE loans also include construction loans made to businesses for land development or the on-site construction of industrial, commercial, or residential buildings. C&I loans primarily provide working capital, equipment financing, and financing for other business-related purposes. C&I loans are frequently collateralized by equipment, inventory, accounts receivable, and/or general business assets.  A portion of the Bank’s C&I loans is also collateralized by real estate.  C&I loans also include tax-exempt loans made to states and political

Management's Discussion and Analysis
subdivisions, as well as industrial development or revenue bonds issued through quasi-public corporations for the benefit of a private or non-profit entity where that entity rather than the governmental entity is obligated to pay the debt service.

Commercial Real Estate Loans
CRE loans totaled $2.2 billion at March 31, 2024, up by $52.2 million, or 2%, from the balance at December 31, 2023.

In 2024, CRE loan advances and originations of $87.3 million were partially offset by payments of approximately $29.1 million and reclassifications of $6.0 million to C&I.

Construction and development loans included in the CRE loan portfolio amounted to $237.7 million and $214.6 million, respectively, as of March 31, 2024 and December 31, 2023. Unfunded commitments associated with these construction and development loans were $246.5 million and $304.7 million, respectively, at March 31, 2024 and December 31, 2023.

Shared national credit balances outstanding included in the CRE loan portfolio at March 31, 2024 and December 31, 2023, totaled $54.0 million and $47.4 million, respectively. At March 31, 2024 and December 31, 2023, balances of $34.7 million and $29.0 million, respectively, were included in the pass-rated category of commercial loan credit quality and balances of $19.3 million and $18.4 million, respectively, were included in the classified category. All of these loans were current with respect to contractual payment terms at both dates.

The following table presents a geographic summary of CRE loans by property location:

(Dollars in thousands)	March 31, 2024		December 31, 2023
	Outstanding Balance	% of Total	Outstanding Balance	% of Total
Connecticut	$832,389	39%	$815,975	39%
Massachusetts	681,803	32	645,736	31
Rhode Island	428,030	19	430,899	20
Subtotal	1,942,222	90	1,892,610	90
All other states	216,296	10	213,749	10
Total	$2,158,518	100%	$2,106,359	100%

The following table presents a summary of CRE loans by property type segmentation:

(Dollars in thousands)	March 31, 2024		December 31, 2023
	Outstanding Balance (1)	% of Total	Outstanding Balance (1)	% of Total
CRE Portfolio Segmentation:
Multi-family	$574,284	27%	$546,694	26%
Retail	438,422	20	434,913	21
Industrial and warehouse	325,695	15	307,987	15
Office	284,675	13	284,199	13
Hospitality	225,608	10	235,015	11
Healthcare facility	196,117	9	175,490	8
Mixed-use	52,853	2	49,079	2
Other	60,864	4	72,982	4
Total CRE loans	$2,158,518	100%	$2,106,359	100%

Average CRE loan size (2)	$5,354		$5,366
Largest individual CRE loan outstanding	$65,465		$65,458
(1)Does not include unfunded commitments of $288.2 million and $351.5 million, respectively, as of March 31, 2024 and December 31, 2023.
(2)Total commitment (outstanding loan balance plus unfunded commitments) divided by number of loans.

In 2024, there continues to be heightened focus in the banking industry on the CRE office sector, given the continuation of

Management's Discussion and Analysis
remote work and an increase in vacancies across the office market. As of March 31, 2024, Washington Trust’s CRE office loan segment totaled $284.7 million, or 5% of total loans and 13% of the total CRE loans. These office loans are secured by properties located in our primary lending market area of southern New England - Connecticut, Massachusetts, and Rhode Island. Furthermore, approximately 66% of the CRE office segment balance of $284.7 million is secured by properties located in suburban areas. As of March 31, 2024, all of the CRE office loans were current with respect to payment terms, and 93% of the CRE office segment balance was on accruing status. Additionally, the credit quality of the CRE office loan segment was 83% pass-rated, 2% special mention-rated, and 15% classified as of March 31, 2024.

Commercial and Industrial Loans
C&I loans amounted to $613.4 million at March 31, 2024, up by $8.3 million, or 1%, from the balance at December 31, 2023. C&I originations and advances of $21.2 million were partially offset by payments of $18.9 million. The net increase in C&I also reflected reclassifications of $6.0 million from CRE.

Shared national credit balances outstanding included in the C&I loan portfolio totaled $68.2 million and $66.3 million, respectively, at March 31, 2024 and December 31, 2023. All of these loans were included in the pass-rated category of commercial loan credit quality and were current with respect to contractual payment terms at both dates.

The following table presents a summary of C&I loan by industry segmentation:

(Dollars in thousands)	March 31, 2024		December 31, 2023
	Outstanding Balance (1)	% of Total	Outstanding Balance (1)	% of Total
C&I Portfolio Segmentation:
Healthcare and social assistance	$167,491	27%	$166,490	28%
Real estate rental and leasing	71,292	12	70,540	12
Transportation and warehousing	63,664	10	63,789	11
Manufacturing	53,348	9	54,905	9
Retail trade	44,166	7	43,746	7
Educational services	41,566	7	41,968	7
Finance and insurance	37,810	6	33,617	6
Information	22,645	4	22,674	4
Arts, entertainment, and recreation	21,935	4	22,249	4
Accommodation and food services	12,833	2	13,502	2
Professional, scientific, and technical services	8,640	1	7,998	1
Public administration	2,955	—	3,019	—
Other	65,031	11	60,575	9
Total C&I loans	$613,376	100%	$605,072	100%

Average C&I loan size (2)	$868		$844
Largest individual C&I loan outstanding	$25,330		$25,324
(1)Does not include unfunded commitments of $355.1 million and $341.9 million, respectively, as of March 31, 2024 and December 31, 2023.
(2)Total commitment (outstanding loan balance plus unfunded commitments) divided by number of loans.

Residential Real Estate Loans
The residential real estate loan portfolio represented 45% of total loans at March 31, 2024, compared to 46% of total loans at December 31, 2023.

Residential real estate loans held in portfolio amounted to $2.6 billion at March 31, 2024, down by $19.0 million, or 1%, from the balance at December 31, 2023, as total loan origination activity declined and a lower proportion of loans was originated for portfolio.

Management's Discussion and Analysis
The following is a geographic summary of residential real estate loans by property location:

(Dollars in thousands)	March 31, 2024		December 31, 2023
	Amount	% of Total	Amount	% of Total
Massachusetts	$1,910,010	74%	$1,928,206	74%
Rhode Island	484,401	19	481,289	19
Connecticut	162,523	6	165,933	6
Subtotal	2,556,934	99	2,575,428	99
All other states	28,590	1	29,050	1
Total (1)	$2,585,524	100%	$2,604,478	100%
(1)Includes residential mortgage loans purchased from and serviced by other financial institutions totaling $52.1 million and $53.4 million, respectively, as of March 31, 2024 and December 31, 2023.

Residential real estate loans are originated both for sale to the secondary market as well as for retention in the Bank’s loan portfolio. We also originate residential real estate loans for various investors in a broker capacity, including conventional mortgages and reverse mortgages.

The table below presents residential real estate loan origination activity:

(Dollars in thousands)
Three months ended March 31,	2024		2023
	Amount	% of Total	Amount	% of Total
Originations for retention in portfolio (1)	$24,474	24%	$109,768	80%
Originations for sale to the secondary market (2)	78,098	76	27,763	20
Total	$102,572	100%	$137,531	100%
(1)Includes the full commitment amount of homeowner construction loans.
(2)Includes brokered loans (loans originated for others).

The table below presents residential real estate loan sales activity:

(Dollars in thousands)
Three months ended March 31,	2024		2023
	Amount	% of Total	Amount	% of Total
Loans sold with servicing rights retained	$24,057	33%	$17,114	58%
Loans sold with servicing rights released (1)	48,587	67	12,214	42
Total	$72,644	100%	$29,328	100%
(1)Includes brokered loans (loans originated for others).

Residential real estate loan origination and refinancing activities decreased in response to increases in market interest rates and changes in the housing markets. The proportion of residential real estate loans originated for portfolio has decreased due to balance sheet management purposes.

We have active relationships with various secondary market investors that purchase residential real estate loans we originate. In addition to managing our interest rate risk position and earnings through the sale of these loans, we are also able to manage our liquidity position through timely sales of residential real estate loans to the secondary market.

Loans are sold with servicing retained or released. Loans sold with servicing rights retained result in the capitalization of servicing rights. Loan servicing rights are included in other assets and are subsequently amortized as an offset to mortgage banking revenues over the estimated period of servicing. The net balance of capitalized servicing rights amounted to $8.4 million and $8.5 million, respectively, as of March 31, 2024 and December 31, 2023. The balance of residential

Management's Discussion and Analysis
mortgage loans serviced for others, which are not included in the Unaudited Consolidated Balance Sheets, amounted to $1.5 billion as of both March 31, 2024 and December 31, 2023.

Consumer Loans
The consumer loan portfolio represented 6% of total loans at both March 31, 2024 and December 31, 2023.

Consumer loans include home equity loans and lines of credit and personal installment loans. Home equity lines of credit and home equity loans represented 94% of the total consumer portfolio at March 31, 2024. Our home equity line and home equity loan origination activities are conducted primarily in southern New England. The Bank estimates that approximately 55% of the combined home equity lines of credit and home equity loan balances are first lien positions or subordinate to other Washington Trust mortgages.

The consumer loan portfolio totaled $327.8 million at March 31, 2024, down by $4.0 million, or 1%, from December 31, 2023, largely reflecting a decrease in home equity lines.

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

Nonperforming Assets
Nonperforming assets include nonaccrual loans and OREO.

The following table presents nonperforming assets and additional asset quality data:

(Dollars in thousands)	March 31, 2024	December 31, 2023
Commercial:
Commercial real estate	$18,729	$32,827
Commercial & industrial	668	682
Total commercial	19,397	33,509
Residential Real Estate:
Residential real estate	9,722	9,626
Consumer:
Home equity	1,591	1,483
Other	—	—
Total consumer	1,591	1,483
Total nonaccrual loans	30,710	44,618
OREO, net	683	683
Total nonperforming assets	$31,393	$45,301

Nonperforming assets to total assets	0.43%	0.63%
Nonperforming loans to total loans	0.54%	0.79%
Total past due loans to total loans	0.18%	0.20%
Allowance for credit losses on loans to total loans	0.74%	0.73%
Allowance for credit losses on loans to nonaccrual loans	136.45%	92.02%
Accruing loans 90 days or more past due	$—	$—

Management's Discussion and Analysis
Nonaccrual Loans
During the three months ended March 31, 2024, the Corporation made no changes in its practices or policies concerning the placement of loans into nonaccrual status.

The following table presents the activity in nonaccrual loans:

(Dollars in thousands)
For the three months ended March 31,	2024	2023
Balance at beginning of period	$44,618	$12,846
Additions to nonaccrual status	431	2,570
Loans returned to accruing status	(13,764)	(110)
Loans charged-off	(70)	(61)
Loans transferred to other real estate owned	—	(683)
Payments, payoffs, and other changes	(505)	(582)
Balance at end of period	$30,710	$13,980

The following table presents additional detail on nonaccrual loans:

(Dollars in thousands)	March 31, 2024					December 31, 2023
		Days Past Due					Days Past Due
	Current	30-89	90 or More	Total Nonaccrual	% (1)	Current	30-89	90 or More	Total Nonaccrual	% (1)
Commercial:
Commercial real estate	$18,729	$—	$—	$18,729	0.87%	$32,827	$—	$—	$32,827	1.56%
Commercial & industrial	668	—	—	668	0.11	682	—	—	682	0.11
Total commercial	19,397	—	—	19,397	0.70	33,509	—	—	33,509	1.24
Residential Real Estate:
Residential real estate	5,547	1,122	3,053	9,722	0.38	4,105	3,512	2,009	9,626	0.37
Consumer:
Home equity	656	138	797	1,591	0.51	127	621	735	1,483	0.47
Other	—	—	—	—	—	—	—	—	—	—
Total consumer	656	138	797	1,591	0.49	127	621	735	1,483	0.45
Total nonaccrual loans	$25,600	$1,260	$3,850	$30,710	0.54%	$37,741	$4,133	$2,744	$44,618	0.79%
(1)    Percentage of nonaccrual loans to the total loans outstanding within the respective loan class.

There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at March 31, 2024.

As of March 31, 2024, the composition of nonaccrual loans was 63% commercial and 37% residential and consumer. This compared to 75% commercial and 25% residential and consumer as of December 31, 2023.

Total nonaccrual loans decreased by $13.9 million from the end of 2023, reflecting a decline in nonaccrual commercial real estate loans. Nonaccrual commercial real estate loans decreased by $14.1 million from the balance at December 31, 2023, primarily due to one loan secured by a healthcare facility that returned to accruing status in the quarter.

As of March 31, 2024, the balance of nonaccrual commercial real estate loans consisted of two collateral dependent loans that are current with respect to payment terms. These loans were individually assessed for credit impairment and based on the estimated fair value of the collateral less estimated costs to sell (when appropriate), no specific reserves were deemed necessary at March 31, 2024. Of the total carrying value, $10.8 million is secured by an office property in Massachusetts and $8.0 million is secured by an office property in Connecticut and was modified as a TLM in 2023.

Management's Discussion and Analysis
As of March 31, 2024, the balance of nonaccrual residential mortgage loans was predominately secured by properties in Massachusetts, Connecticut, and Rhode Island. Included in total nonaccrual residential real estate loans at March 31, 2024 were four loans purchased for portfolio and serviced by others amounting to $1.2 million.  Management monitors the collection efforts of its third-party servicers as part of its assessment of the collectability of nonperforming loans.

Past Due Loans
The following table presents past due loans by category:

(Dollars in thousands)	March 31, 2024		December 31, 2023
	Amount	% (1)	Amount	% (1)
Commercial:
Commercial real estate	$—	—%	$—	—%
Commercial & industrial	270	0.04	10	—
Total commercial	270	0.01	10	—
Residential Real Estate:
Residential real estate	6,858	0.27	8,116	0.31
Consumer:
Home equity	2,879	0.93	3,196	1.02
Other	32	0.17	23	0.12
Total consumer	2,911	0.89	3,219	0.97
Total past due loans	$10,039	0.18%	$11,345	0.20%
(1)Percentage of past due loans to the total loans outstanding within the respective loan class.

As of March 31, 2024, the composition of past due loans (loans past due 30 days or more) was 97% residential and consumer and 3% commercial, compared to 100% residential and consumer and 0% commercial at December 31, 2023.

Total past due loans decreased by $1.3 million from the end of 2023.

Total past due loans included $5.1 million of nonaccrual loans as of March 31, 2024, compared to $6.9 million as of December 31, 2023.

All loans 90 days or more past due at March 31, 2024 and December 31, 2023 were classified as nonaccrual.

Potential Problem Loans
The Corporation classifies certain loans as “substandard,” “doubtful,” or “loss” based on criteria consistent with guidelines provided by banking regulators.  Potential problem loans include classified accruing commercial loans that were less than 90 days past due at March 31, 2024 and other loans for which known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future. Potential problem loans are not included in the amounts of nonaccrual loans presented above.

Potential problem loans are assessed for loss exposure using the methods described in Note 4 to the Unaudited Consolidated Financial Statements under the caption “Credit Quality Indicators.” Management cannot predict the extent to which economic conditions or other factors may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become modified, or require an increased allowance coverage and provision for credit losses on loans.

Management has identified $23.8 million in potential problem loans at March 31, 2024, compared to $22.9 million at December 31, 2023. The balances of potential problem loans largely consisted of two CRE loans secured by office properties in Massachusetts and Connecticut. At March 31, 2024 and December 31, 2023, these loans were all current with respect to payment terms.

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

The following table presents additional detail on the Corporation’s loan portfolio and associated allowance:

(Dollars in thousands)	March 31, 2024			December 31, 2023
	Loans	Related Allowance	Allowance / Loans	Loans	Related Allowance	Allowance / Loans
Individually analyzed loans	$34,245	$—	—%	$34,640	$97	0.28%
Pooled (collectively evaluated) loans	5,650,987	41,905	0.74	5,613,066	40,960	0.73
Total	$5,685,232	$41,905	0.74%	$5,647,706	$41,057	0.73%

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

The ACL for pooled loans is measured utilizing a DCF methodology to estimate credit losses for each pooled portfolio segment. The methodology incorporates a probability of default and loss given default framework. Loss given default is estimated based on historical credit loss experience. Probability of default is estimated using a regression model that incorporates econometric factors. Management utilizes forecasted econometric factors with a one-year reasonable and supportable forecast period and one-year straight-line reversion period in order to estimate the probability of default for each loan portfolio segment. The DCF methodology combines the probability of default, the loss given default, prepayment speeds, and remaining life of the loan to estimate a reserve for each loan. The sum of all the loan level reserves are aggregated for each portfolio segment and a loss rate factor is derived. Quantitative loss factors for pooled loans are also supplemented by certain qualitative risk factors reflecting management’s view of how losses may vary from those represented by quantitative loss rates.

The ACL on loans amounted to $41.9 million at March 31, 2024, up by $848 thousand, or 2%, from the balance at December 31, 2023. The ACL on loans as a percentage of total loans, also known as the reserve coverage ratio, was 0.74% at March 31, 2024, compared to 0.73% at December 31, 2023.

Management's Discussion and Analysis
The Corporation recorded a provision for credit losses of $700 thousand for the three months ended March 31, 2024. This included a provision for credit losses on loans of $900 thousand and a negative provision (or a benefit) for credit losses on unfunded commitments of $200 thousand. The provision reflected commercial loan growth and a continued, but subsiding, slowdown of loan prepayment speeds, as well as our current estimate of forecasted economic conditions.

Net charge-offs were modest, totaling $52 thousand for the three months ended March 31, 2024 and $47 thousand for the same period in 2023.

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

(Dollars in thousands)	March 31, 2024			December 31, 2023
	Allocated ACL	ACL to Loans	Loans to Total Portfolio (1)	Allocated ACL	ACL to Loans	Loans to Total Portfolio (1)
Commercial:
Commercial real estate	$24,856	1.15%	38%	$24,144	1.15%	37%
Commercial & industrial	7,620	1.24	11	8,088	1.34	11
Total commercial	32,476	1.17	49	32,232	1.19	48
Residential Real Estate:
Residential real estate	8,035	0.31	45	7,403	0.28	46
Consumer:
Home equity	1,057	0.34	5	1,048	0.34	6
Other	337	1.82	1	374	1.95	—
Total consumer	1,394	0.43	6	1,422	0.43	6
Total ACL on loans at end of period	$41,905	0.74%	100%	$41,057	0.73%	100%
(1)Percentage of loans outstanding in respective class to total loans outstanding.

Sources of Funds
Our sources of funds include in-market deposits, wholesale brokered deposits, FHLB advances, other borrowings, and proceeds from the sales, maturities, and payments of loans and investment securities.  The Corporation uses funds to originate and purchase loans, purchase investment securities, conduct operations, expand the branch network, and pay dividends to shareholders.

Deposits
The Corporation offers a wide variety of deposit products to consumer and business customers.  Deposits provide an important source of funding for the Bank, as well as an ongoing stream of fee revenue.

The Bank is a participant in the DDM program, ICS program, and the CDARS program. The Bank uses these deposit sweep services to place customer and client funds into interest-bearing demand accounts, money market accounts, and/or time deposits issued by other participating banks. Customer and client funds are placed at one or more participating banks to ensure that each deposit customer is eligible for the full amount of FDIC insurance. As a program participant, we receive reciprocal amounts of deposits from other participating banks. We consider these reciprocal deposit balances to be in-market deposits as distinguished from traditional wholesale brokered deposits.

Management's Discussion and Analysis
The following table presents a summary of deposits:

(Dollars in thousands)	March 31, 2024		December 31, 2023		Change in Balance
	Amount	% of Total	Amount	% of Total	$	%
Noninterest-bearing demand deposits	$648,929	12%	$693,746	13%	($44,817)	(6%)
Interest-bearing demand deposits	536,923	10	504,959	9	31,964	6
NOW accounts	735,617	14	767,036	14	(31,419)	(4)
Money market accounts	1,111,510	21	1,096,959	21	14,551	1
Savings accounts	484,678	9	497,223	9	(12,545)	(3)
Time deposits (in-market)	1,156,516	21	1,134,187	22	22,329	2
Total in-market deposits	4,674,173	87	4,694,110	88	(19,937)	—
Wholesale brokered time deposits	673,720	13	654,050	12	19,670	3
Total deposits	$5,347,893	100%	$5,348,160	100%	($267)	—%

Total deposits amounted to $5.3 billion at March 31, 2024, essentially unchanged from December 31, 2023.

Wholesale brokered time deposits increased by $19.7 million, or 3%, from December 31, 2023, as higher levels were utilized to fund balance sheet growth.

In-market deposits, which exclude wholesale brokered time deposits, were down by $19.9 million from the balance at December 31, 2023. In-market deposits continue to shift from relatively lower cost products to higher cost products, due to elevated market interest rates and increased competition.

As of March 31, 2024, in-market deposits were approximately 61% retail and 39% commercial. Our in-market deposits are well-diversified by industry and customer type. The average size of our in-market deposit accounts was approximately $36 thousand at March 31, 2024.

The following table presents a summary of the Bank’s uninsured deposits:

(Dollars in thousands)	March 31, 2024		December 31, 2023
	Balance	% of Total Deposits	Balance	% of Total Deposits
Uninsured Deposits:
Uninsured deposits (1)	$1,226,123	23%	$1,260,672	24%
Less: affiliate deposits (2)	89,872	2	92,645	2
Uninsured deposits, excluding affiliate deposits	1,136,251	21	1,168,027	22
Less: fully-collateralized preferred deposits (3)	170,849	3	204,327	4
Uninsured deposits, after exclusions	$965,402	18%	$963,700	18%
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

Borrowings
Borrowings primarily consist of FHLB advances, which are used as a source of funding for liquidity and interest rate risk management purposes. FHLB advances totaled $1.2 billion at March 31, 2024, up by $50.0 million, or 4%, from the balance at the end of 2023, as higher levels of wholesale funding were utilized to fund balance sheet growth.

For additional information regarding FHLB advances see Note 9 to the Unaudited Consolidated Financial Statements.

Management's Discussion and Analysis
Liquidity and Capital Resources
Liquidity Management
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand.  The Corporation’s primary source of liquidity is in-market deposits, which funded approximately 64% of total average assets in the three months ended March 31, 2024.  While the generally preferred funding strategy is to attract and retain low-cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace.  Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and brokered deposits), cash flows from the investment securities portfolio, and loan repayments.  Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs, although management has no intention to do so at this time.

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

The table below presents a summary of contingent liquidity balances by source:

(Dollars in thousands)	March 31, 2024	December 31, 2023
Contingent Liquidity:
Federal Home Loan Bank of Boston (1)	$999,430	$1,086,607
Federal Reserve Bank of Boston (2)	68,549	65,759
Noninterest-bearing cash	52,544	54,970
Unencumbered securities	669,452	680,857
Total contingent liquidity	$1,789,975	$1,888,193

Percentage of total contingent liquidity to uninsured deposits	146.0%	149.8%
Percentage of total contingent liquidity to uninsured deposits, after exclusions	185.4%	195.9%
(1)As of March 31, 2024 and December 31, 2023, loans with a carrying value of $3.4 billion and $3.4 billion, respectively, and securities available for sale with carrying values of $90.0 million and $94.3 million, respectively, were pledged to the FHLB resulting in this additional borrowing capacity.
(2)As of March 31, 2024 and December 31, 2023, loans with a carrying value of $71.6 million and $71.0 million, respectively, and securities available for sale with a carrying value of $13.7 million and $13.1 million, respectively, were pledged to the FRBB for the discount window resulting in this additional unused borrowing capacity.

In addition to the amounts presented above, the Bank also has access to a $40.0 million unused line of credit with the FHLB at March 31, 2024 and December 31, 2023. Furthermore, availability of $66.0 million and $65.0 million, respectively, at March 31, 2024 and December 31, 2023, was utilized to collateralize institutional deposits through standby letters of credit with the FHLB.

The ALCO establishes and monitors internal liquidity measures to manage liquidity exposure. Liquidity remained within target ranges established by the ALCO during the three months ended March 31, 2024.  Based on its assessment of the liquidity considerations described above, management believes the Corporation’s sources of funding meet anticipated funding needs.

Contractual Obligations, Commitments, and Off-Balance Sheet Arrangements
In the ordinary course of business, the Corporation enters into contractual obligations that require future cash payments. These include payments related to lease obligations, time deposits with stated maturity dates, and borrowings. Also, in the

Management's Discussion and Analysis
ordinary course of business, the Corporation engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in the financial statements, or are recorded in amounts that differ from the notional amounts.  These financial transactions include commitments to extend credit, standby letters of credit, forward loan commitments, loan related derivative contracts and interest rate risk management contracts. For additional information on derivative financial instruments and financial instruments with off-balance sheet risk see Notes 6 and 16 to the Unaudited Consolidated Financial Statements.

Capital Resources
Total shareholders’ equity amounted to $466.9 million at March 31, 2024, down by $5.8 million from December 31, 2023. Net income of $10.9 million was offset by $9.7 million in dividend declarations and a decline of $7.8 million in the AOCL component of shareholders' equity. The decline in AOCL largely reflected a decrease in the fair value of available for sale debt securities due to changes in market interest rates.

The Corporation declared a quarterly dividend of 56 cents per share for the three months ended March 31, 2024, unchanged from the 56 cents per share declared for the same period in 2023.

The ratio of total equity to total assets amounted to 6.44% at March 31, 2024, compared to a ratio of 6.56% at December 31, 2023.  Book value per share was $27.41 at March 31, 2024, compared to $27.75 at December 31, 2023.

The Bancorp and the Bank are subject to various regulatory capital requirements and are considered “well capitalized,” with a total risk-based capital ratio of 11.62% at March 31, 2024, compared to 11.58% at December 31, 2023.

See Note 10 to the Unaudited Consolidated Financial Statements for additional discussion regarding shareholders’ equity.

Asset/Liability Management and Interest Rate Risk
Interest rate risk is the risk to earnings due to changes in interest rates. The ALCO is responsible for establishing policy guidelines on liquidity and acceptable exposure to interest rate risk. Quarterly, the ALCO reports on the status of liquidity and interest rate risk matters to the Corporation’s Audit Committee. The objective of the ALCO is to manage assets and funding sources to produce results that are consistent with the Corporation’s liquidity, capital adequacy, growth, risk, and profitability goals.

The Corporation utilizes the size and duration of the investment securities portfolio, the size and duration of the wholesale funding portfolio, interest rate contracts, and the pricing and structure of loans and deposits, to manage interest rate risk. The interest rate contracts may include interest rate swaps, caps, and floors. These interest rate contracts involve, to varying degrees, credit risk and interest rate risk. Credit risk is the possibility that a loss may occur if a counterparty to a transaction fails to perform according to terms of the contract. The notional amount of the interest rate contracts is the amount upon which interest and other payments are based. The notional amount is not exchanged, and therefore, should not be taken as a measure of credit risk. See Notes 6 and 16 to the Unaudited Consolidated Financial Statements for additional information.

The ALCO uses income simulation to measure interest rate risk inherent in the Corporation’s financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income over a 12-month horizon, a 13- to 24-month horizon, and a 60-month horizon. The simulations assume that the size and general composition of the Corporation’s balance sheet remain static over the simulation horizons, with the exception of certain deposit mix shifts from low cost savings to higher cost time deposits in selected interest rate scenarios. Additionally, the simulations take into account the specific repricing, maturity, call options, and prepayment characteristics of differing financial instruments that may vary under different interest rate scenarios. The characteristics of financial instrument classes are reviewed periodically by the ALCO to ensure their accuracy and consistency.

The ALCO reviews simulation results to determine whether the Corporation’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure.  As of March 31, 2024 and December 31, 2023, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Corporation. All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Corporation’s balance sheet remain stable for a 60-month period.  In addition to measuring the change in net interest income as compared to an unchanged rate scenario, the ALCO also measures the trend of

Management's Discussion and Analysis
both net interest income and NIM over a 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

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

The following table sets forth the estimated change in net interest income from an unchanged rate scenario over the periods indicated for parallel changes in market interest rates using the Corporation’s on- and off-balance sheet financial instruments as of March 31, 2024 and December 31, 2023.  Interest rates are assumed to shift by parallel rate changes as shown in the table below.  Since market interest rates have risen sharply, management incorporated a down 300 basis point scenario into the tabular presentation below; an up 300 basis point scenario is also included. Further, deposits are assumed to have certain minimum rate levels below which they will not fall.  It should be noted that the rate scenarios shown do not necessarily reflect the ALCO’s view of the “most likely” change in interest rates over the periods indicated.

	March 31, 2024		December 31, 2023
	Months 1 - 12	Months 13 - 24	Months 1 - 12	Months 13 - 24
100 basis point rate decrease	(3.51)%	1.49%	(3.38)%	0.94%
200 basis point rate decrease	(7.11)	2.51	(6.82)	1.53
300 basis point rate decrease	(10.81)	3.09	(10.38)	1.59
100 basis point rate increase	0.61	(7.49)	0.72	(6.08)
200 basis point rate increase	3.96	(10.20)	4.16	(7.57)
300 basis point rate increase	7.27	(13.02)	7.55	(9.21)

The relative change in interest rate sensitivity from December 31, 2023, as shown in the above table, was attributable to changes in balance sheet composition and market interest rates. As of March 31, 2024, the ALCO estimates that negative exposure of net interest income in Year 1 to falling rates as compared to an unchanged rate scenario results from a more rapid decline in earning asset yields compared to rates paid on deposits.  If market interest rates were to fall and remain lower for a sustained period, certain savings and time deposit rates could decline more slowly and by a lesser amount than other market interest rates.  For simulation purposes, deposit rate changes are anticipated to lag behind other market interest rates in both timing and magnitude.  Asset yields would likely decline more rapidly than deposit costs as holdings mature or reprice, since cash flow from mortgage-related prepayments and redemption of callable securities would increase as market interest rates fall. The negative exposure in down rate scenarios reflects the insensitivity of certain deposit rates to market interest rate declines as they approach their floors. The positive exposure to falling rates in Year 2 is attributable to continued downward repricing of liabilities as time deposits and wholesale funding are replaced with lower rates as they mature.

As of March 31, 2024, the positive exposure of net interest income in Year 1 to rising rates as compared to an unchanged rate scenario results from a more rapid projected relative rate of increase in asset yields than funding costs over the near term. As mentioned above, for simulation purposes, deposit rate changes are anticipated to lag behind other market interest rates in both timing and magnitude. The negative exposure to rising rates in Year 2 is due to a higher level of longer-term fixed rate assets, as well as larger proportion of wholesale funds to total sources of funds. Fixed rate assets would not reprice upward in a rising rate environment. Wholesale funds generally would reprice more quickly and by a greater amount than the repricing of in-market deposits in response to changes in market interest rates. As market rates increase, ALCO modeling assumes that deposits shift from lower cost to higher cost deposits. This assumption reflects historical operating conditions in rising rate cycles. Although asset yields would increase in a rising interest rate environment, the cumulative impact of relative growth in rate-sensitive higher cost deposit categories and wholesale funds suggests that the increase in the Corporation’s cost of funds could result in a relative decline in net interest income in Year 2 compared to an unchanged rate scenario.

While the ALCO reviews and updates simulation assumptions and also periodically back-tests the simulation results to ensure that the assumptions are reasonable and current, income simulation may not always prove to be an accurate indicator of interest rate risk or future NIM.  Over time, the repricing, maturity, and prepayment characteristics of financial instruments and the composition of the Corporation’s balance sheet may change to a different degree than estimated.  Simulation

Management's Discussion and Analysis
modeling assumes a static balance sheet, with the exception of certain modeled deposit mix shifts from low cost savings deposits to higher cost time deposits in rising rate scenarios as noted above.

The Federal Reserve has paused rate hikes and the target range for the Federal Funds rate was 5.25% - 5.50% at March 31, 2024. The increase of the Federal Funds target rate in recent years has resulted in higher rates paid on deposit balances and a shift of low cost balances into higher cost alternatives, which could continue into the future, particularly if interest rates remain elevated. As such, the ALCO has modeled deposit shifts out of these low cost categories into higher cost alternatives in the rising rate simulation scenarios presented above. Deposit balances may also be subject to possible outflow to non-bank alternatives in a rising rate environment, as well as due to heightened uncertainty in the banking industry. This may cause interest rate sensitivity to differ from the results as presented. Another significant simulation assumption is the sensitivity of savings deposits to fluctuations in interest rates. Income simulation results assume that changes in both savings deposit rates and balances are related to changes in short-term interest rates. The relationship between short-term interest rate changes and deposit rate and balance changes may differ from the ALCO’s estimates used in income simulation.

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

The following table summarizes the potential change in market value of the Corporation’s available for sale debt securities as of March 31, 2024 and December 31, 2023 resulting from immediate parallel rate shifts:

(Dollars in thousands)
Security Type	Down 100 Basis Points	Up 200 Basis Points
Obligations of U.S. government-sponsored enterprise securities (callable)	$8,028	($16,094)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	50,442	(96,752)
Trust preferred debt and other corporate debt securities	(19)	27
Total change in market value as of March 31, 2024	$58,451	($112,819)
Total change in market value as of December 31, 2023	$59,659	($117,334)

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

Management considers its accounting policy relating to the ACL on loans to be a critical accounting policy. There have been no material changes in the Corporation’s critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

For factors that could adversely impact Washington Trust’s future results of operations and financial condition, see Part II, Item 1A below and the section labeled “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as updated by our Quarterly Reports on Form 10-Q and other filings submitted to the SEC.

Item 4.  Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, of the Corporation’s disclosure controls and procedures as of the period ended March 31, 2024.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Corporation’s management including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.  The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

Internal Control Over Financial Reporting
There has been no change in the Corporation’s internal controls over financial reporting during the quarter ended March 31, 2024 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors
There have been no material changes in the risk factors described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 26, 2024.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 5.  Other Information
Insider Trading Arrangements
During the three months ended March 31, 2024, none of the Corporation’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6.  Exhibits
(a) Exhibits.  The following exhibits are included as part of this Form 10-Q:

Exhibit Number
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Filed herewith.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Furnished herewith. (1)
101	The following materials from Washington Trust Bancorp, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2024 formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related Notes to these consolidated financial statements.
104	The cover page from the Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2024 has been formatted in Inline XBRL and contained in Exhibit 101.
(1)These certifications are not “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Securities Exchange Act.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASHINGTON TRUST BANCORP, INC.
(Registrant)

Date:	May 7, 2024	By:	/s/ Edward O. Handy III
Edward O. Handy III
Chairman and Chief Executive Officer
(principal executive officer)

Date:	May 7, 2024	By:	/s/ Ronald S. Ohsberg
Ronald S. Ohsberg
Senior Executive Vice President, Chief Financial Officer, and Treasurer
(principal financial officer)

Date:	May 7, 2024	By:	/s/ Maria N. Janes
Maria N. Janes
Executive Vice President, Chief Accounting Officer, and Controller
(principal accounting officer)