Form 10-Q
period 2024-06-30
WASHINGTON TRUST BANCORP INC
filed 2024-08-06
CIK 737468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
	June 30, 2024	or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.
Commission file number:  001-32991
WASHINGTON TRUST BANCORP, INC.
(Exact name of registrant as specified in its charter)

Rhode Island	05-0404671
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

23 Broad Street
Westerly,	Rhode Island	02891
(Address of principal executive offices)		(Zip Code)

(401) 348-1200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
COMMON STOCK, $.0625 PAR VALUE PER SHARE	WASH	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
☐ Yes ☒ No
The number of shares of common stock of the registrant outstanding as of July 31, 2024 was 17,058,411.

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

PART I.  Financial Information
Item 1.  Financial Statements

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)
(Dollars in thousands, except par value)

	June 30, 2024	December 31, 2023
Assets:
Cash and due from banks	$103,877	$86,824
Short-term investments	3,654	3,360
Mortgage loans held for sale, at fair value	26,116	20,077
Available for sale debt securities, at fair value (amortized cost of $1,117,819, net of allowance for credit losses on securities of $0 at June 30, 2024; and amortized cost of $1,152,629; net of allowance for credit losses on securities of $0 at December 31, 2023)	951,828	1,000,380
Federal Home Loan Bank stock, at cost	66,166	51,893
Loans:
Total loans	5,629,102	5,647,706
Less: allowance for credit losses on loans	42,378	41,057
Net loans	5,586,724	5,606,649
Premises and equipment, net	31,866	32,291
Operating lease right-of-use assets	28,387	29,364
Investment in bank-owned life insurance	105,228	103,736
Goodwill	63,909	63,909
Identifiable intangible assets, net	3,295	3,711
Other assets	213,310	200,653
Total assets	$7,184,360	$7,202,847
Liabilities:
Deposits:
Noninterest-bearing deposits	$645,661	$693,746
Interest-bearing deposits	4,330,465	4,654,414
Total deposits	4,976,126	5,348,160
Federal Home Loan Bank advances	1,550,000	1,190,000
Junior subordinated debentures	22,681	22,681
Operating lease liabilities	31,012	32,027
Other liabilities	133,584	137,293
Total liabilities	6,713,403	6,730,161
Commitments and contingencies (Note 16)
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 60,000,000 shares; 17,363,457 shares issued and 17,058,411 shares outstanding at June 30, 2024 and 17,363,457 shares issued and 17,030,987 shares outstanding at December 31, 2023	1,085	1,085
Paid-in capital	125,898	126,150
Retained earnings	504,350	501,917
Accumulated other comprehensive loss	(146,326)	(141,153)
Treasury stock, at cost; 305,046 shares at June 30, 2024 and 332,470 shares at December 31, 2023	(14,050)	(15,313)
Total shareholders’ equity	470,957	472,686
Total liabilities and shareholders’ equity	$7,184,360	$7,202,847
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)
(Dollars and shares in thousands, except per share amounts)

		Three Months		Six Months
	Periods ended June 30,	2024	2023	2024	2023
	Interest income:
	Interest and fees on loans	$76,240	$65,449	$151,876	$125,198
	Interest on mortgage loans held for sale	392	241	647	393
	Taxable interest on debt securities	6,944	7,403	14,040	14,597
	Dividends on Federal Home Loan Bank stock	1,124	858	2,197	1,455
	Other interest income	1,297	1,279	2,493	2,349
	Total interest and dividend income	85,997	75,230	171,253	143,992
	Interest expense:
	Deposits	36,713	29,704	74,760	49,293
	Federal Home Loan Bank advances	17,296	11,652	32,434	23,278
	Junior subordinated debentures	403	374	809	728
	Total interest expense	54,412	41,730	108,003	73,299
	Net interest income	31,585	33,500	63,250	70,693
	Provision for credit losses	500	700	1,200	1,500
	Net interest income after provision for credit losses	31,085	32,800	62,050	69,193
	Noninterest income:
	Wealth management revenues	9,678	9,048	19,016	17,711
	Mortgage banking revenues	2,761	1,753	5,267	2,998
	Card interchange fees	1,275	1,268	2,420	2,400
	Service charges on deposit accounts	769	667	1,454	1,444
	Loan related derivative income	49	247	333	196
	Income from bank-owned life insurance	753	879	1,492	2,044
	Other income	1,375	463	3,841	815
	Total noninterest income	16,660	14,325	33,823	27,608
	Noninterest expense:
	Salaries and employee benefits	21,260	20,588	43,035	42,372
	Outsourced services	4,096	3,621	7,876	7,117
	Net occupancy	2,397	2,416	4,958	4,853
	Equipment	958	1,050	1,978	2,078
	Legal, audit, and professional fees	741	978	1,447	1,874
	FDIC deposit insurance costs	1,404	1,371	2,845	2,243
	Advertising and promotion	661	427	1,209	835
	Amortization of intangibles	208	212	416	424
	Other expenses	2,185	2,353	4,509	4,784
	Total noninterest expense	33,910	33,016	68,273	66,580
	Income before income taxes	13,835	14,109	27,600	30,221
	Income tax expense	3,020	2,853	5,849	6,153
	Net income	$10,815	$11,256	$21,751	$24,068

	Net income available to common shareholders	$10,807	$11,237	$21,731	$24,020
	Weighted average common shares outstanding - basic	17,052	17,011	17,042	17,042
	Weighted average common shares outstanding - diluted	17,110	17,030	17,082	17,085
Per share information:	Basic earnings per common share	$0.63	$0.66	$1.28	$1.41
	Diluted earnings per common share	$0.63	$0.66	$1.27	$1.41
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)
(Dollars in thousands)

	Three Months		Six Months
Periods ended June 30,	2024	2023	2024	2023
Net income	$10,815	$11,256	$21,751	$24,068
Other comprehensive income (loss), net of tax:
Net change in fair value of available for sale debt securities	749	(9,827)	(10,239)	3,371
Net change in fair value of cash flow hedges	1,815	2,715	5,020	5,512
Net change in defined benefit plan obligations	23	45	46	90
Total other comprehensive income (loss), net of tax	2,587	(7,067)	(5,173)	8,973
Total comprehensive income	$13,402	$4,189	$16,578	$33,041

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity (unaudited)
(Dollars and shares in thousands, except per share amounts)

For the three months ended June 30, 2024	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at March 31, 2024	17,033	$1,085	$126,785	$503,175	($148,913)	($15,212)	$466,920
Net income	—	—	—	10,815	—	—	10,815
Total other comprehensive income, net of tax	—	—	—	—	2,587	—	2,587
Cash dividends declared ($0.56 per share)	—	—	—	(9,640)	—	—	(9,640)
Share-based compensation	—	—	524	—	—	—	524
Exercise of stock options, issuance of other compensation-related equity awards, net of awards surrendered	25	—	(1,411)	—	—	1,162	(249)
Balance at June 30, 2024	17,058	$1,085	$125,898	$504,350	($146,326)	($14,050)	$470,957

For the six months ended June 30, 2024	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2023	17,031	$1,085	$126,150	$501,917	($141,153)	($15,313)	$472,686
Net income	—	—	—	21,751	—	—	21,751
Total other comprehensive loss, net of tax	—	—	—	—	(5,173)	—	(5,173)
Cash dividends declared ($1.12 per share)	—	—	—	(19,318)	—	—	(19,318)
Share-based compensation	—	—	1,278	—	—	—	1,278
Exercise of stock options, issuance of other compensation-related equity awards, net of awards surrendered	27	—	(1,530)	—	—	1,263	(267)
Balance at June 30, 2024	17,058	$1,085	$125,898	$504,350	($146,326)	($14,050)	$470,957

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

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statement of Cash Flows (unaudited)
(Dollars in thousands)

	Six months ended June 30,	2024	2023
	Cash flows from operating activities:
	Net income	$21,751	$24,068
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for credit losses	1,200	1,500
	Net gain on sale of bank-owned property	(988)	—
	Depreciation of premises and equipment	1,998	1,979
	Net amortization of premiums and discounts on debt securities and loans	573	707
	Amortization of intangibles	416	424
	Share-based compensation	1,278	945
	Tax expense from stock option exercises and other equity awards	(135)	(5)
	Income from bank-owned life insurance	(1,492)	(2,044)
	Net gains on loan sales, including changes in fair value	(4,135)	(1,871)
	Proceeds from sales of loans, net	178,728	86,762
	Loans originated for sale	(181,608)	(97,701)
	Decrease (increase) in operating lease right-of-use assets	977	(1,477)
	(Decrease) increase in operating lease liabilities	(1,015)	1,744
	Increase in other assets	(746)	(23,820)
	Decrease in other liabilities	(3,673)	(1,113)
	Net cash provided by (used in) operating activities	13,129	(9,902)
	Cash flows from investing activities:
Purchases of:	Available for sale debt securities: Mortgage-backed	—	(39,967)
	Available for sale debt securities: Other	(400)	(20,221)
Maturities, calls, and principal payments of:	Available for sale debt securities: Mortgage-backed	34,073	35,133
	Available for sale debt securities: Other	500	250
	Net purchases of Federal Home Loan Bank stock	(14,273)	(2,405)
	Net decrease (increase) in loans	20,162	(267,157)
	Purchases of loans	(597)	(3,653)
	Purchases of premises and equipment	(2,246)	(3,020)
	Net proceeds from the sale of bank-owned property	1,669	—
	Proceeds from bank-owned life insurance	—	1,566
	Equity investments in real estate limited partnerships	(2,841)	(7,167)
	Purchases of other equity investments	(250)	(188)
	Net cash provided by (used in) investing activities	35,797	(306,829)
	Cash flows from financing activities:
	Net (decrease) increase in deposits	(372,034)	295,516
	Proceeds from Federal Home Loan Bank advances	1,770,000	1,985,000
	Repayments of Federal Home Loan Bank advances	(1,410,000)	(1,925,000)
	Treasury stock purchased	—	(8,741)
	Net proceeds from stock option exercises and issuance of other equity awards, net of awards surrendered	(267)	(638)
	Cash dividends paid	(19,278)	(19,512)
	Net cash (used in) provided by financing activities	(31,579)	326,625
	Net increase in cash and cash equivalents	17,347	9,894
	Cash and cash equivalents at beginning of period	90,184	118,422
	Cash and cash equivalents at end of period	$107,531	$128,316

	Noncash Activities:
	Loans charged-off	$123	$113
	Loans transferred to property acquired through foreclosure or repossession	—	683
	Commitment for equity investments in real estate limited partnerships	178	3,967
	Supplemental Disclosures:
	Interest payments	$114,441	$64,691
	Income tax payments	4,646	4,446
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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Note 3 - Securities
Available for Sale Debt Securities
The following tables present the amortized cost, gross unrealized holding gains, gross unrealized holding losses, ACL on securities, and fair value of securities by major security type and class of security:

(Dollars in thousands)
June 30, 2024	Amortized Cost	Unrealized Gains	Unrealized Losses	ACL	Fair Value
Available for Sale Debt Securities:
Obligations of U.S. government-sponsored enterprises	$250,350	$13	($25,481)	$—	$224,882
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	844,872	80	(139,563)	—	705,389
Individual name issuer trust preferred debt securities	9,407	—	(306)	—	9,101
Corporate bonds	13,190	—	(734)	—	12,456
Total available for sale debt securities	$1,117,819	$93	($166,084)	$—	$951,828

(Dollars in thousands)
December 31, 2023	Amortized Cost	Unrealized Gains	Unrealized Losses	ACL	Fair Value
Available for Sale Debt Securities:
Obligations of U.S. government-sponsored enterprises	$250,450	$15	($24,723)	$—	$225,742
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	879,597	246	(125,887)	—	753,956
Individual name issuer trust preferred debt securities	9,400	—	(607)	—	8,793
Corporate bonds	13,182	—	(1,293)	—	11,889
Total available for sale debt securities	$1,152,629	$261	($152,510)	$—	$1,000,380

Available for sale debt securities balances exclude accrued interest receivable of $3.6 million and $3.7 million, respectively, as of June 30, 2024 and December 31, 2023.

At June 30, 2024 and December 31, 2023, securities with a fair value of $298.9 million and $311.9 million, respectively, were pledged as collateral for FHLB borrowings, potential borrowings with the FRBB, certain public deposits, and for other purposes. See Note 9 for additional disclosure on FHLB borrowings.

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

(Dollars in thousands)
June 30, 2024	Amortized Cost	Fair Value
Due in one year or less	$84,131	$70,242
Due after one year to five years	508,742	440,513
Due after five years to ten years	260,869	219,727
Due after ten years	264,077	221,346
Total debt securities	$1,117,819	$951,828

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Included in the above table are debt securities with an amortized cost balance of $252.9 million and a fair value of $226.7 million at June 30, 2024 that are callable at the discretion of the issuers.  Final maturities of the callable securities range from 1 year to 13 years, with call features ranging from 1 month to 5 months.

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

The following tables summarize available for sale debt securities in an unrealized loss position, for which an ACL on securities has not been recorded, segregated by length of time that the securities have been in a continuous unrealized loss position:

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
June 30, 2024	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored enterprises	2	$10,354	($46)	19	$194,516	($25,435)	21	$204,870	($25,481)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	8	871	(1)	159	693,787	(139,562)	167	694,658	(139,563)
Individual name issuer trust preferred debt securities	—	—	—	3	9,101	(306)	3	9,101	(306)
Corporate bonds	—	—	—	4	12,456	(734)	4	12,456	(734)
Total	10	$11,225	($47)	185	$909,860	($166,037)	195	$921,085	($166,084)

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
December 31, 2023	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored enterprises	1	$19,824	($176)	20	$195,903	($24,547)	21	$215,727	($24,723)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	8	43,887	(262)	154	698,115	(125,625)	162	742,002	(125,887)
Individual name issuer trust preferred debt securities	—	—	—	3	8,793	(607)	3	8,793	(607)
Corporate bonds	—	—	—	4	11,889	(1,293)	4	11,889	(1,293)
Total	9	$63,711	($438)	181	$914,700	($152,072)	190	$978,411	($152,510)

There were no debt securities on nonaccrual status at June 30, 2024 and 2023 and, therefore there was no accrued interest related to debt securities reversed against interest income for the three and six months ended June 30, 2024 and 2023.

As of June 30, 2024, the Corporation does not intend to sell the debt securities in an unrealized loss position and has determined that it is more-likely-than-not that the Corporation will not be required to sell each security before the recovery of its amortized cost basis. In addition, management does not believe that any of the securities are impaired due to reasons of credit quality. As further described below, management believes the unrealized losses on these debt securities are primarily attributable to changes in the investment spreads and interest rates. Therefore, no ACL was recorded at both June 30, 2024 and December 31, 2023.

Obligations of U.S. Government Agency and U.S. Government-Sponsored Enterprise Securities, including Mortgage-Backed Securities
The contractual cash flows for these securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major credit rating agencies, and have a long history of no credit losses. The issuers of these securities

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
continue to make timely principal and interest payments, and none of these securities were past due at June 30, 2024. Additionally, the Corporation utilizes a zero credit loss estimate for these securities.

Individual Name Issuer Trust Preferred Debt Securities
These securities in an unrealized loss position at June 30, 2024 included three trust preferred securities issued by three individual companies in the banking sector. Management reviewed the collectability of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings, including ratings in effect as of the reporting period date, as well as credit rating changes between the reporting period date and the filing date of this report, and other information.  As of June 30, 2024, there was one individual name issuer trust preferred debt security with an amortized cost of $2.0 million and unrealized losses of $176 thousand that was rated below investment grade by S&P. We noted no downgrades to below investment grade between June 30, 2024 and the filing date of this report.  Based on the information available through the filing date of this report, all individual name issuer trust preferred debt securities continue to accrue interest and make payments as expected with no payment deferrals or defaults on the part of the issuers.

Corporate Bonds
These securities in an unrealized loss position at June 30, 2024 included four corporate bond holdings issued by three individual companies in the financial services industry. Management reviewed the collectability of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings, including ratings in effect as of the reporting period date, as well as credit rating changes between the reporting period date and the filing date of this report, and other information. As of June 30, 2024, there was one corporate bond debt security with an amortized cost of $2.0 million and unrealized losses of $35 thousand that was rated below investment grade by S&P. We noted no downgrades to below investment grade between June 30, 2024 and the filing date of this report. Based on the information available through the filing date of this report, all corporate bond debt securities continue to accrue interest and make payments as expected with no payment deferrals or defaults on the part of the issuers.

Note 4 - Loans
The following table presents a summary of loans:

(Dollars in thousands)	June 30, 2024	December 31, 2023
Commercial:
Commercial real estate (1)	$2,191,996	$2,106,359
Commercial & industrial (2)	558,075	605,072
Total commercial	2,750,071	2,711,431
Residential Real Estate:
Residential real estate (3)	2,558,533	2,604,478
Consumer:
Home equity	302,027	312,594
Other (4)	18,471	19,203
Total consumer	320,498	331,797
Total loans (5)	$5,629,102	$5,647,706
(1)CRE consists of commercial mortgages primarily secured by non-owner occupied income-producing property, as well as construction and development loans. Construction and development loans are made to businesses for land development or the on-site construction of industrial, commercial, or residential buildings.
(2)C&I consists of loans to businesses and individuals, a portion of which are fully or partially collateralized by owner occupied real estate.
(3)Residential real estate consists of mortgage and homeowner construction loans secured by one- to four-family residential properties.
(4)Other consists of loans to individuals secured by general aviation aircraft and other personal installment loans.
(5)Includes net unamortized loan origination costs of $13.3 million and $13.0 million, respectively, at June 30, 2024 and December 31, 2023 and net unamortized premiums on loans purchased from and serviced by other financial institutions of $262 thousand and $286 thousand, respectively, at June 30, 2024 and December 31, 2023.

Loan balances exclude accrued interest receivable of $23.5 million and $22.9 million, respectively, as of June 30, 2024 and December 31, 2023.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
As of June 30, 2024 and December 31, 2023, loans amounting to $3.6 billion and $3.4 billion, respectively, were pledged as collateral to the FHLB under a blanket pledge agreement and to the FRBB for the discount window. See Note 9 for additional disclosure regarding borrowings.

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

Past Due Loans
Past due status is based on the contractual payment terms of the loan. The following tables present an aging analysis of past due loans, segregated by class of loans:

(Dollars in thousands)		Days Past Due
June 30, 2024	Current	30-59	60-89	90 or More	Total Past Due	Total Loans
Commercial:
Commercial real estate	$2,191,996	$—	$—	$—	$—	$2,191,996
Commercial & industrial	558,073	2	—	—	2	558,075
Total commercial	2,750,069	2	—	—	2	2,750,071
Residential Real Estate:
Residential real estate	2,549,999	3,803	829	3,902	8,534	2,558,533
Consumer:
Home equity	298,703	1,545	1,242	537	3,324	302,027
Other	18,451	18	2	—	20	18,471
Total consumer	317,154	1,563	1,244	537	3,344	320,498
Total loans	$5,617,222	$5,368	$2,073	$4,439	$11,880	$5,629,102

(Dollars in thousands)		Days Past Due
December 31, 2023	Current	30-59	60-89	90 or More	Total Past Due	Total Loans
Commercial:
Commercial real estate	$2,106,359	$—	$—	$—	$—	$2,106,359
Commercial & industrial	605,062	10	—	—	10	605,072
Total commercial	2,711,421	10	—	—	10	2,711,431
Residential Real Estate:
Residential real estate	2,596,362	4,369	1,738	2,009	8,116	2,604,478
Consumer:
Home equity	309,398	2,349	112	735	3,196	312,594
Other	19,180	20	3	—	23	19,203
Total consumer	328,578	2,369	115	735	3,219	331,797
Total loans	$5,636,361	$6,748	$1,853	$2,744	$11,345	$5,647,706

Included in past due loans as of June 30, 2024 and December 31, 2023, were nonaccrual loans of $8.4 million and $6.9 million, respectively. In addition, all loans 90 days or more past due at June 30, 2024 and December 31, 2023 were classified as nonaccrual.

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

The following table is a summary of nonaccrual loans, segregated by class of loans:

(Dollars in thousands)	June 30, 2024			December 31, 2023
	Nonaccrual Loans			Nonaccrual Loans
	With an ACL	Without an ACL	Total	With an ACL	Without an ACL	Total
Commercial:
Commercial real estate	$—	$18,390	$18,390	$10,997	$21,830	$32,827
Commercial & industrial	—	642	642	—	682	682
Total commercial	—	19,032	19,032	10,997	22,512	33,509
Residential Real Estate:
Residential real estate	8,345	1,399	9,744	8,495	1,131	9,626
Consumer:
Home equity	1,703	—	1,703	1,483	—	1,483
Other	—	—	—	—	—	—
Total consumer	1,703	—	1,703	1,483	—	1,483
Total nonaccrual loans	$10,048	$20,431	$30,479	$20,975	$23,643	$44,618
Accruing loans 90 days or more past due			$—			$—

Nonaccrual loans of $22.1 million and $37.7 million, respectively, at June 30, 2024 and December 31, 2023 were current as to the payment of principal and interest.

As of June 30, 2024 and December 31, 2023, nonaccrual loans secured by one- to four-family residential property amounting to $3.7 million and $960 thousand, respectively, were in process of foreclosure.

There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at June 30, 2024.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents interest income recognized on nonaccrual loans:

(Dollars in thousands)	Three Months		Six Months
Periods ended June 30,	2024	2023	2024	2023
Commercial:
Commercial real estate	$—	$—	$—	$—
Commercial & industrial	—	21	—	33
Total commercial	—	21	—	33
Residential Real Estate:
Residential real estate	71	89	186	182
Consumer:
Home equity	32	20	69	42
Other	—	1	—	2
Total consumer	32	21	69	44
Total	$103	$131	$255	$259

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

The following tables present the carrying value at June 30, 2024, of TLMs made during the periods indicated, segregated by class of loans and type of concession granted:

(Dollars in thousands)
Three months ended June 30, 2024	Other-than-Insignificant Payment Delay	Total	% of Loan Class (1)
Residential Real Estate:
Residential real estate	$267	$267	—
Total	$267	$267	—%
(1)Percentage of TLMs to the total loans outstanding within the respective loan class.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)
Six months ended June 30, 2024	Maturity Extension	Other-than-Insignificant Payment Delay	Total	% of Loan Class (1)
Commercial:
Commercial real estate	$—	$—	$—	—%
Commercial & industrial	642	—	642	—
Total commercial	642	—	642	—
Residential Real Estate:
Residential real estate	—	267	267	—
Total	$642	$267	$909	—%
(1)Percentage of TLMs to the total loans outstanding within the respective loan class.

During the three and six months ended June 30, 2023, there were no TLMs.

The following tables describe the financial effect of TLMs made during the periods indicated, segregated by class of loans:

Three months ended June 30, 2024	Financial Effect
Other-than-Insignificant Payment Delay:
Residential real estate	Provided payment delay for a weighted average period of 6 months

Six months ended June 30, 2024	Financial Effect
Maturity Extension:
Commercial & industrial	Extended maturity by a weighted average of 120 months
Other-than-Insignificant Payment Delay:
Residential real estate	Provided payment delay for a weighted average period of 6 months

Management closely monitors the performance of TLMs to understand the effectiveness of the modifications. The following table presents an aging analysis, as of the date indicated, of TLMs that have been modified in the past 12 months:

(Dollars in thousands)		Days Past Due
June 30, 2024	Current	30-59	60-89	90 or More	Total Past Due	Total Loans
Commercial:
Commercial real estate	$7,612	$—	$—	$—	$—	$7,612
Commercial & industrial	910	—	—	—	—	910
Total commercial	8,522	—	—	—	—	8,522
Residential Real Estate:
Residential real estate	267	—	—	—	—	267
Total loans	$8,789	$—	$—	$—	$—	$8,789

There were no TLMs made in the previous 12 months for which there was a subsequent payment default.

There were no significant commitments to lend additional funds to borrowers experiencing financial difficulty whose loans were TLMs at June 30, 2024.

Individually Analyzed Loans
Individually analyzed loans are individually assessed for credit impairment and include nonaccrual commercial loans, TLMs, as well as certain other loans based on the underlying risk characteristics and the discretion of management to individually

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
analyze such loans.

As of June 30, 2024 and December 31, 2023, individually analyzed loans amounted to $20.4 million and $34.6 million, respectively, all of which were considered collateral dependent. For collateral dependent loans where management has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and repayment of the loan is to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. See Note 7 for additional disclosure regarding fair value of individually analyzed collateral dependent loans.

The following table presents the carrying value of collateral dependent individually analyzed loans:

(Dollars in thousands)	June 30, 2024		December 31, 2023
	Carrying Value	Related Allowance	Carrying Value	Related Allowance
Commercial:
Commercial real estate (1)	$18,390	$—	$32,827	$97
Commercial & industrial (2)	642	—	682	—
Total commercial	19,032	—	33,509	97
Residential Real Estate:
Residential real estate (3)	1,399	—	1,131	—
Total	$20,431	$—	$34,640	$97
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

The Corporation’s procedures call for loan risk ratings and classifications to be revised whenever information becomes available that indicates a change is warranted. On a quarterly basis, management reviews a watched asset list, which generally consists of commercial loans that are risk-rated 6 or worse, highly leveraged transaction loans, high-volatility commercial real estate, and other selected loans. Management’s review focuses on the current status of the loans, the appropriateness of risk ratings and strategies to improve the credit.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table includes information on credit quality indicators and gross charge-offs for the Corporation’s loan portfolio, segregated by class of loans as of June 30, 2024:

(Dollars in thousands)	Term Loans Amortized Cost by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term Loans	Total
Commercial:
CRE:
Pass	$89,158	$390,442	$625,220	$397,167	$160,985	$466,860	$13,234	$1,009	$2,144,075
Special Mention	—	—	—	—	—	6,312	—	—	6,312
Classified	—	7,880	—	19,767	—	13,962	—	—	41,609
Total CRE	89,158	398,322	625,220	416,934	160,985	487,134	13,234	1,009	2,191,996
Gross charge-offs	—	—	—	—	—	—	—	—	—

C&I:
Pass	20,415	52,570	120,234	37,713	48,225	178,164	98,414	528	556,263
Special Mention	—	—	—	—	—	178	—	—	178
Classified	—	—	817	175	—	642	—	—	1,634
Total C&I	20,415	52,570	121,051	37,888	48,225	178,984	98,414	528	558,075
Gross charge-offs	20	—	—	—	—	—	—	—	20

Residential Real Estate:
Residential real estate:
Current	41,093	419,268	792,516	643,854	244,486	408,782	—	—	2,549,999
Past Due	—	—	—	—	880	7,654	—	—	8,534
Total residential real estate	41,093	419,268	792,516	643,854	245,366	416,436	—	—	2,558,533
Gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer:
Home equity:
Current	7,107	20,104	13,958	6,519	2,414	5,104	232,243	11,254	298,703
Past Due	—	—	—	—	142	795	818	1,569	3,324
Total home equity	7,107	20,104	13,958	6,519	2,556	5,899	233,061	12,823	302,027
Gross charge-offs	—	—	—	—	—	—	—	—	—

Other:
Current	2,874	5,424	3,196	2,324	903	3,474	256	—	18,451
Past Due	19	—	—	—	—	1	—	—	20
Total other	2,893	5,424	3,196	2,324	903	3,475	256	—	18,471
Gross charge-offs	98	—	—	—	2	3	—	—	103

Total loans	$160,666	$895,688	$1,555,941	$1,107,519	$458,035	$1,091,928	$344,965	$14,360	$5,629,102
Total gross charge-offs	$118	$—	$—	$—	$2	$3	$—	$—	$123

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
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

The following table presents the activity in the ACL on loans for the three months ended June 30, 2024:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$24,856	$7,620	$32,476	$8,035	$1,057	$337	$1,394	$41,905
Charge-offs	—	(12)	(12)	—	—	(41)	(41)	(53)
Recoveries	—	8	8	—	6	12	18	26
Provision	910	(519)	391	67	17	25	42	500
Ending Balance	$25,766	$7,097	$32,863	$8,102	$1,080	$333	$1,413	$42,378

The following table presents the activity in the ACL on loans for the six months ended June 30, 2024:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$24,144	$8,088	$32,232	$7,403	$1,048	$374	$1,422	$41,057
Charge-offs	—	(20)	(20)	—	—	(103)	(103)	(123)
Recoveries	—	17	17	—	7	20	27	44
Provision	1,622	(988)	634	699	25	42	67	1,400
Ending Balance	$25,766	$7,097	$32,863	$8,102	$1,080	$333	$1,413	$42,378

The following table presents the activity in the ACL on loans for the three months ended June 30, 2023:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$21,374	$9,833	$31,207	$6,239	$978	$356	$1,334	$38,780
Charge-offs	—	(9)	(9)	—	—	(43)	(43)	(52)
Recoveries	—	4	4	—	2	9	11	15
Provision	652	(400)	252	203	59	86	145	600
Ending Balance	$22,026	$9,428	$31,454	$6,442	$1,039	$408	$1,447	$39,343

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents the activity in the ACL on loans for the six months ended June 30, 2023:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$18,435	$10,356	$28,791	$7,740	$1,115	$381	$1,496	$38,027
Charge-offs	—	(20)	(20)	—	—	(93)	(93)	(113)
Recoveries	—	9	9	—	3	17	20	29
Provision	3,591	(917)	2,674	(1,298)	(79)	103	24	1,400
Ending Balance	$22,026	$9,428	$31,454	$6,442	$1,039	$408	$1,447	$39,343

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

Interest Rate Risk Management Agreements
Interest rate risk management agreements, such as swaps, caps, floors, and collars, are used from time to time as part of the Corporation’s interest rate risk management strategy. Interest rate swaps are agreements in which the Corporation and another party agree to exchange interest payments (e.g., fixed-rate for variable-rate payments) computed on a notional principal amount. Interest rate caps and floors represent options purchased by the Corporation to manage the interest rate paid throughout the term of the option contract. An interest rate collar is a derivative instrument that represents simultaneously buying an interest rate cap and selling an interest rate floor. The credit risk associated with these transactions is the risk of default by the counterparty. To minimize this risk, the Corporation enters into interest rate agreements only with highly rated counterparties that management believes to be creditworthy. The notional amounts of these agreements do not represent amounts exchanged by the parties and, thus, are not a measure of the potential loss exposure.

Cash Flow Hedging Instruments
As of June 30, 2024 and December 31, 2023, the Corporation had interest rate swap contracts that were designated as cash flow hedges. In addition, at June 30, 2024, the Corporation had an interest rate collar that was designated as a cash flow hedge. These cash flow hedges were executed to hedge the interest rate risk associated with short-term borrowings. See Note 9 for additional disclosure on borrowings.

The Corporation also had an interest rate swap contract that was designated as a cash flow hedge to hedge the interest rate risk associated with a pool of variable rate commercial loans. On March 31, 2023, the Corporation terminated this interest rate swap contract, and the derivative liability was derecognized. The loss on this interest rate swap included in the AOCL component of shareholders’ equity was updated to its termination date fair value of $26.5 million, or $20.1 million after tax. This loss is being amortized into earnings as a reduction of interest income on a straight-line basis over the remaining life of the original interest rate swap term, or through May 1, 2026. At June 30, 2024, the remaining unamortized balance of the loss included in the AOCL component of shareholders’ equity was $15.8 million, or $11.7 million after tax.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents the notional amounts and fair values of derivative instruments in the Unaudited Consolidated Balance Sheets:

(Dollars in thousands)	June 30, 2024			December 31, 2023
		Fair Value			Fair Value
	Notional Amounts	Derivative Assets	Derivative Liabilities	Notional Amounts	Derivative Assets	Derivative Liabilities
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate swaps (1)	$120,000	$2,176	$—	$120,000	$802	$1,119
Interest rate collar	50,000	—	41	—	—	—
Derivatives not Designated as Hedging Instruments:
Loan related derivative contracts:
Interest rate contracts with customers	933,015	2,967	60,648	938,872	6,594	52,102
Mirror contracts with counterparties	933,015	60,443	3,052	938,872	51,859	6,757
Risk participation agreements	327,948	41	—	321,055	66	1
Mortgage loan commitments:
Interest rate lock commitments	40,026	704	—	20,980	504	1
Forward sale commitments	81,062	134	592	50,117	18	711
Gross amounts		66,465	64,333		59,843	60,691
Less: amounts offset (2)		3,093	3,093		7,877	7,877
Derivative balances, net of offset		63,372	61,240		51,966	52,814
Less: collateral pledged (3)		—	—		—	—
Net amounts		$63,372	$61,240		$51,966	$52,814
(1)The fair value of derivative assets includes accrued interest receivable of $232 thousand and $239 thousand, respectively, at June 30, 2024 and December 31, 2023. There was no accrued interest payable included in the fair value of derivative liabilities at June 30, 2024 or at December 31, 2023.
(2)Interest rate risk management contracts and loan related derivative contracts with counterparties are subject to master netting arrangements.
(3)Collateral contractually required to be pledged to derivative counterparties is in the form of cash. Washington Trust may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

The following table presents the effect of derivative instruments in the Unaudited Consolidated Statements of Changes in Shareholders’ Equity:

(Dollars in thousands)	Amounts Recognized in Other Comprehensive Income (Loss), Net of Tax
	Three Months		Six Months
Periods ended June 30,	2024	2023	2024	2023
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate swaps	$1,846	$2,715	$5,051	$5,512
Interest rate collar	(31)	—	(31)	—
Total	$1,815	$2,715	$5,020	$5,512

For derivatives designated as cash flow hedging instruments, see Note 14 for additional disclosure pertaining to the amounts and location of reclassifications from AOCL into earnings.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents the effect of derivative instruments in the Unaudited Consolidated Statements of Income:

(Dollars in thousands)		Amount of Gain (Loss) Recognized in Noninterest Income
		Three Months		Six Months
Periods ended June 30,	Statement of Income Location	2024	2023	2024	2023
Derivatives not Designated as Hedging Instruments:
Loan related derivative contracts:
Interest rate contracts with customers	Loan related derivative income	($6,348)	($20,492)	($25,357)	($9,360)
Mirror interest rate contracts with counterparties	Loan related derivative income	6,404	20,696	25,714	9,524
Risk participation agreements	Loan related derivative income	(7)	43	(24)	32
Mortgage loan commitments:
Interest rate lock commitments	Mortgage banking revenues	(48)	(72)	200	191
Forward sale commitments	Mortgage banking revenues	177	482	243	358
Total		$178	$657	$776	$745

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

The following table presents a summary of mortgage loans held for sale accounted for under the fair value option:

(Dollars in thousands)	June 30, 2024	December 31, 2023
Aggregate fair value	$26,116	$20,077
Aggregate principal balance	25,610	19,480
Difference between fair value and principal balance	$506	$597

Changes in fair value of mortgage loans held for sale accounted for under the fair value option election are included in mortgage banking revenues in the Unaudited Consolidated Statements of Income. Changes in fair value amounted to decreases in mortgage banking revenues of $22 thousand and $91 thousand, respectively, for the three and six months ended June 30, 2024. This compared to a decrease in mortgage banking revenues of $6 thousand for the three months ended

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
June 30, 2023 and an increase of $18 thousand for the six months ended June 30, 2023.

There were no mortgage loans held for sale 90 days or more past due as of June 30, 2024 and December 31, 2023.

Valuation Techniques
Debt Securities
Available for sale debt securities are recorded at fair value on a recurring basis. When available, the Corporation uses quoted market prices to determine the fair value of debt securities; such items are classified as Level 1. There were no Level 1 debt securities held at June 30, 2024 and December 31, 2023.

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

Debt securities not actively traded whose fair value is determined through the use of cash flows utilizing inputs that are unobservable are classified as Level 3. There were no Level 3 debt securities held at June 30, 2024 and December 31, 2023.

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

Derivatives
Interest rate derivative contracts are traded in over-the-counter markets where quoted market prices are not readily available.  Fair value measurements are determined using independent valuation software, which utilizes the present value of future cash flows discounted using market observable inputs such as forward rate assumptions. The Corporation evaluates the credit risk of its counterparties, as well as that of the Corporation.  Accordingly, factors such as the likelihood of default by the Corporation and its counterparties, its net exposures, and remaining contractual life are considered in determining if any fair value adjustments related to credit risk are required.  Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of collateral securing the position, if any. The Corporation has determined that the majority of the inputs used to value its derivative positions fall within Level 2 of the fair value hierarchy. However, the credit valuation adjustments utilize Level 3 inputs. As of June 30, 2024 and December 31, 2023, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Corporation has classified its derivative valuations in their entirety as Level 2.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Items Recorded at Fair Value on a Recurring Basis
The following tables present the balances of assets and liabilities reported at fair value on a recurring basis:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2024
Assets:
Available for sale debt securities:
Obligations of U.S. government-sponsored enterprises	$224,882	$—	$224,882	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	705,389	—	705,389	—
Individual name issuer trust preferred debt securities	9,101	—	9,101	—
Corporate bonds	12,456	—	12,456	—
Mortgage loans held for sale	26,116	—	26,116	—
Derivative assets	63,372	—	63,372	—
Total assets at fair value on a recurring basis	$1,041,316	$—	$1,041,316	$—
Liabilities:
Derivative liabilities	$61,240	$—	$61,240	$—
Total liabilities at fair value on a recurring basis	$61,240	$—	$61,240	$—

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2023
Assets:
Available for sale debt securities:
Obligations of U.S. government-sponsored enterprises	$225,742	$—	$225,742	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	753,956	—	753,956	—
Individual name issuer trust preferred debt securities	8,793	—	8,793	—
Corporate bonds	11,889	—	11,889	—
Mortgage loans held for sale	20,077	—	20,077	—
Derivative assets	51,966	—	51,966	—
Total assets at fair value on a recurring basis	$1,072,423	$—	$1,072,423	$—
Liabilities:
Derivative liabilities	$52,814	$—	$52,814	$—
Total liabilities at fair value on a recurring basis	$52,814	$—	$52,814	$—

Items Recorded at Fair Value on a Nonrecurring Basis
There were no assets written down to fair value during the six months ended June 30, 2024.

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

(Dollars in thousands)
June 30, 2024	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$107,531	$107,531	$107,531	$—	$—
Loans, net of allowance for credit losses on loans	5,586,724	5,363,291	—	—	5,363,291
FHLB stock	66,166	66,166	—	66,166	—
Investment in BOLI	105,228	105,228	—	105,228	—

Financial Liabilities:
Non-maturity deposits	$3,472,070	$3,472,070	$—	$3,472,070	$—
Time deposits	1,504,056	1,489,117	—	1,489,117	—
FHLB advances	1,550,000	1,548,116	—	1,548,116	—
Junior subordinated debentures	22,681	19,312	—	19,312	—

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)
December 31, 2023	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$90,184	$90,184	$90,184	$—	$—
Loans, net of allowance for credit losses on loans	5,606,649	5,365,396	—	—	5,365,396
FHLB stock	51,893	51,893	—	51,893	—
Investment in BOLI	103,736	103,736	—	103,736	—

Financial Liabilities:
Non-maturity deposits	$3,559,923	$3,559,923	$—	$3,559,923	$—
Time deposits	1,788,237	1,773,643	—	1,773,643	—
FHLB advances	1,190,000	1,192,262	—	1,192,262	—
Junior subordinated debentures	22,681	19,228	—	19,228	—

Note 8 - Deposits
The following table presents a summary of deposits:

(Dollars in thousands)	June 30, 2024	December 31, 2023
Noninterest-bearing:
Noninterest-bearing demand deposits	$645,661	$693,746
Interest-bearing:
Interest-bearing demand deposits	532,316	504,959
NOW accounts	722,797	767,036
Money market accounts	1,086,088	1,096,959
Savings accounts	485,208	497,223
Time deposits (1)	1,504,056	1,788,237
Total interest-bearing deposits	4,330,465	4,654,414
Total deposits	$4,976,126	$5,348,160
(1)Includes wholesale brokered time deposit balances of $339.2 million and $654.1 million, respectively, as of June 30, 2024 and December 31, 2023.

The following table presents scheduled maturities of time certificates of deposit:

(Dollars in thousands)	Scheduled Maturity	Weighted Average Rate
July 1, 2024 to December 31, 2024	$963,519	4.61%
2025	427,213	4.10
2026	54,231	2.77
2027	30,424	3.24
2028	25,602	3.68
2029 and thereafter	3,067	2.34
Balance at June 30, 2024	$1,504,056	4.35%

Time certificates of deposit in denominations of $250 thousand or more totaled $273.3 million and $271.2 million, respectively, at June 30, 2024 and December 31, 2023.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Note 9 - Borrowings
Advances payable to the FHLB amounted to $1.6 billion and $1.2 billion, respectively, at June 30, 2024 and December 31, 2023.

At June 30, 2024, the Corporation has interest rate swaps with a notional amount of $120.0 million, as well as an interest rate collar with a notional amount of $50.0 million, that were designated as cash flow hedges to hedge the interest rate risk associated with short-term FHLB advances. See Note 6 for additional disclosure on derivatives.

As of June 30, 2024 and December 31, 2023, the Bank had access to a $40.0 million unused line of credit with the FHLB. Additionally, the Bank had standby letters of credit with the FHLB of $66.0 million and $65.0 million, respectively, at June 30, 2024 and December 31, 2023. The standby letters of credit collateralize institutional deposits. The Bank had remaining available borrowing capacity of $801.5 million and $1.1 billion, respectively, with the FHLB at June 30, 2024 and December 31, 2023. The Bank pledges certain qualified investment securities and loans as collateral to the FHLB.

The following table presents maturities and weighted average interest rates on FHLB advances outstanding as of June 30, 2024:

(Dollars in thousands)	Scheduled Maturity	Weighted Average Rate
July 1, 2024 to December 31, 2024	$700,000	5.43%
2025	475,000	5.06
2026	165,000	4.54
2027	45,000	4.24
2028	85,000	4.35
2029 and thereafter	80,000	3.82
Balance at June 30, 2024	$1,550,000	5.05%

Note 10 - Shareholders' Equity
Stock Repurchase Program
The 2024 Repurchase Program authorizes the repurchase of up to 850,000 shares, or approximately 5%, of the Corporation’s outstanding common stock. This authority may be exercised from time to time and in such amounts as market conditions warrant, and subject to regulatory considerations. The timing and actual numbers of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The 2024 Repurchase Program commenced on January 1, 2024 and expires on December 31, 2024, and may be modified, suspended, or discontinued at any time. As of June 30, 2024, no shares have been repurchased under the 2024 Repurchase Program.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Regulatory Capital Requirements
Capital levels at June 30, 2024 exceeded the regulatory minimum levels to be considered “well capitalized.”

The following table presents the Corporation’s and the Bank’s actual capital amounts and ratios, as well as the corresponding minimum and well capitalized regulatory amounts and ratios that were in effect during the respective periods:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2024
Total Capital (to Risk-Weighted Assets):
Corporation	$616,564	11.81%	$417,809	8.00%	N/A	N/A
Bank	610,690	11.70	417,648	8.00	$522,060	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	574,815	11.01	313,357	6.00	N/A	N/A
Bank	568,941	10.90	313,236	6.00	417,648	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
Corporation	552,819	10.59	235,017	4.50	N/A	N/A
Bank	568,941	10.90	234,927	4.50	339,339	6.50
Tier 1 Capital (to Average Assets): (1)
Corporation	574,815	7.82	294,079	4.00	N/A	N/A
Bank	568,941	7.74	293,978	4.00	367,473	5.00

December 31, 2023
Total Capital (to Risk-Weighted Assets):
Corporation	611,220	11.58	422,259	8.00	N/A	N/A
Bank	605,289	11.47	422,131	8.00	527,663	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	572,960	10.86	316,694	6.00	N/A	N/A
Bank	567,029	10.75	316,598	6.00	422,131	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
Corporation	550,964	10.44	237,521	4.50	N/A	N/A
Bank	567,029	10.75	237,449	4.50	342,981	6.50
Tier 1 Capital (to Average Assets): (1)
Corporation	572,960	7.80	293,837	4.00	N/A	N/A
Bank	567,029	7.72	293,742	4.00	367,177	5.00
(1)    Leverage ratio.

In addition to the minimum regulatory capital required for capital adequacy outlined in the table above, the Corporation and the Bank are required to maintain a minimum capital conservation buffer, in the form of common equity, of 2.50%, resulting in a requirement for the Corporation and the Bank to effectively maintain total capital, Tier 1 capital, and common equity Tier 1 capital ratios of 10.50%, 8.50%, and 7.00%, respectively. The Corporation and the Bank must maintain the capital conservation buffer to avoid restrictions on the ability to pay dividends and discretionary bonuses. The Corporation’s and the Bank’s capital levels exceeded the minimum regulatory capital requirements plus the capital conservation buffer at June 30, 2024 and December 31, 2023.

The Bancorp owns the common stock of two capital trusts, which have issued trust preferred securities. In accordance with GAAP, the capital trusts are treated as unconsolidated subsidiaries. At both June 30, 2024 and December 31, 2023, $22.0 million in trust preferred securities were included in the Tier 1 capital of the Corporation for regulatory capital reporting purposes pursuant to the capital adequacy guidelines of the Federal Reserve.

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

For the three months ended June 30,	2024		2023
(Dollars in thousands)	Revenue (1)	ASC 606 Revenue (2)	Revenue (1)	ASC 606 Revenue (2)
Net interest income	$31,585	$—	$33,500	$—
Noninterest income:
Wealth management revenues	9,678	9,678	9,048	9,048
Mortgage banking revenues	2,761	—	1,753	—
Card interchange fees	1,275	1,275	1,268	1,268
Service charges on deposit accounts	769	769	667	667
Loan related derivative income	49	—	247	—
Income from bank-owned life insurance	753	—	879	—
Other income	1,375	286	463	344
Total noninterest income	16,660	12,008	14,325	11,327
Total revenues	$48,245	$12,008	$47,825	$11,327
(1)As reported in the Unaudited Consolidated Statements of Income.
(2)Revenue from contracts with customers in scope of ASC 606.

For the six months ended June 30,	2024		2023
(Dollars in thousands)	Revenue (1)	ASC 606 Revenue (2)	Revenue (1)	ASC 606 Revenue (2)
Net interest income	$63,250	$—	$70,693	$—
Noninterest income:
Wealth management revenues	19,016	19,016	17,711	17,711
Mortgage banking revenues	5,267	—	2,998	—
Card interchange fees	2,420	2,420	2,400	2,400
Service charges on deposit accounts	1,454	1,454	1,444	1,444
Loan related derivative income	333	—	196	—
Income from bank-owned life insurance	1,492	—	2,044	—
Other income	3,841	556	815	620
Total noninterest income	33,823	23,446	27,608	22,175
Total revenues	$97,073	$23,446	$98,301	$22,175
(1)As reported in the Unaudited Consolidated Statements of Income.
(2)Revenue from contracts with customers in scope of ASC 606.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents revenue from contracts with customers based on the timing of revenue recognition:

(Dollars in thousands)	Three Months		Six Months
Periods ended June 30,	2024	2023	2024	2023
Revenue recognized at a point in time:
Card interchange fees	$1,275	$1,268	$2,420	$2,400
Service charges on deposit accounts	490	425	915	983
Other income	227	281	438	497
Revenue recognized over time:
Wealth management revenues	9,678	9,048	19,016	17,711
Service charges on deposit accounts	279	242	539	461
Other income	59	63	118	123
Total revenues from contracts with customers in scope of ASC 606	$12,008	$11,327	$23,446	$22,175

Receivables for revenue from contracts with customers primarily consist of amounts due for wealth management services performed for which the Corporation’s performance obligations have been fully satisfied. Receivables amounted to $5.9 million and $5.5 million, respectively, at June 30, 2024 and December 31, 2023 and were included in other assets in the Unaudited Consolidated Balance Sheets.

Deferred revenues, which are considered contract liabilities under ASC 606, represent advance consideration received from customers for which the Corporation has a remaining performance obligation to fulfill. Contract liabilities are recognized as revenue over the life of the contract as the performance obligations are satisfied. The balances of contract liabilities were insignificant at both June 30, 2024 and December 31, 2023 and were included in other liabilities in the Unaudited Consolidated Balance Sheets.

For commissions and incentives that are in scope of ASC 606, such as those paid to employees in our wealth management services and commercial banking segments in order to obtain customer contracts, contract cost assets are established. The contract cost assets are capitalized and amortized over the estimated useful life that the asset is expected to generate benefits. The carrying value of contract cost assets amounted to $1.9 million and $2.0 million, respectively at June 30, 2024 and December 31, 2023 and were included in other assets in the Unaudited Consolidated Balance Sheets. The amortization of contract cost assets is recorded within salaries and employee benefits expense in the Unaudited Consolidated Statements of Income.

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

In the fourth quarter of 2023, the Corporation’s Board of Directors approved a resolution to terminate the qualified pension plan, and participants were notified of the termination. Work on the qualified pension plan termination process has commenced and the qualified pension plan’s assets are expected to be distributed in 2025, pending completion of applicable regulatory approvals. The qualified pension plan liability is expected to be settled in 2025 through a combination of lump sum payments to participants and purchase of a group annuity contract from a highly-rated insurance company. Upon settlement in 2025, the Corporation expects to recognize a pre-tax pension settlement charge that will include a non-cash charge for the recognition of all pre-tax actuarial losses accumulated in AOCL at that time. The actual amount of the settlement charge will depend on various factors, including interest rates, plan asset returns, the lump sum election rate and annuity pricing.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss), on a pre-tax basis:

(Dollars in thousands)	Qualified Pension Plan				Non-Qualified Retirement Plans
	Three Months		Six Months		Three Months		Six Months
Periods ended June 30,	2024	2023	2024	2023	2024	2023	2024	2023
Net Periodic Benefit Cost:
Service cost (1)	$125	$350	$250	$701	$—	$39	$—	$78
Interest cost (2)	833	887	1,666	1,771	163	177	325	353
Expected return on plan assets (2)	(1,028)	(1,148)	(2,056)	(2,295)	—	—	—	—
Recognized net actuarial loss (2)	—	—	—	—	30	60	61	119
Net periodic benefit cost	($70)	$89	($140)	$177	$193	$276	$386	$550
(1)Included in salaries and employee benefits expense in the Unaudited Consolidated Statements of Income. Service cost for 2024 represents administrative expenses related to the termination of the qualified pension plan.
(2)Included in other expenses in the Unaudited Consolidated Statements of Income.

The following table presents the measurement date and weighted-average assumptions used to determine net periodic benefit cost:

	Qualified Pension Plan		Non-Qualified Retirement Plans
For the six months ended June 30,	2024	2023	2024	2023
Measurement date	Dec 31, 2023	Dec 31, 2022	Dec 31, 2023	Dec 31, 2022
Equivalent single discount rate for benefit obligations	4.51%	5.54%	5.15%	5.50%
Equivalent single discount rate for service cost	N/A	5.60	N/A	5.61
Equivalent single discount rate for interest cost	4.51	5.43	5.11	5.40
Expected long-term return on plan assets	4.75	5.25	N/A	N/A
Rate of compensation increase	0.50	5.00	N/A	5.00

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

The following tables present the statement of operations and total assets for Washington Trust’s reportable segments:

(Dollars in thousands)	Commercial Banking		Wealth Management Services		Consolidated Total
Three months ended June 30,	2024	2023	2024	2023	2024	2023
Net interest income	$31,585	$33,486	$—	$14	$31,585	$33,500
Provision for credit losses	500	700	—	—	500	700
Net interest income after provision for credit losses	31,085	32,786	—	14	31,085	32,800
Noninterest income	6,651	5,142	10,009	9,183	16,660	14,325
Noninterest expenses:
Depreciation and amortization expense	893	858	311	358	1,204	1,216
Other noninterest expenses	26,026	24,449	6,680	7,351	32,706	31,800
Total noninterest expenses	26,919	25,307	6,991	7,709	33,910	33,016
Income before income taxes	10,817	12,621	3,018	1,488	13,835	14,109
Income tax expense	2,342	2,518	678	335	3,020	2,853
Net income	$8,475	$10,103	$2,340	$1,153	$10,815	$11,256

Total assets at period end	$7,125,943	$6,938,357	$58,417	$73,403	$7,184,360	$7,011,760
Expenditures for long-lived assets	1,598	1,859	22	17	1,620	1,876

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)	Commercial Banking		Wealth Management Services		Consolidated Total
Six months ended June 30,	2024	2023	2024	2023	2024	2023
Net interest income	$63,250	$70,666	$—	$27	$63,250	$70,693
Provision for credit losses	1,200	1,500	—	—	1,200	1,500
Net interest income after provision for credit losses	62,050	69,166	—	27	62,050	69,193
Noninterest income	12,223	9,573	21,600	18,035	33,823	27,608
Noninterest expenses:
Depreciation and amortization expense	1,786	1,690	628	713	2,414	2,403
Other noninterest expenses	52,166	49,082	13,693	15,095	65,859	64,177
Total noninterest expenses	53,952	50,772	14,321	15,808	68,273	66,580
Income before income taxes	20,321	27,967	7,279	2,254	27,600	30,221
Income tax expense	4,248	5,605	1,601	548	5,849	6,153
Net income	$16,073	$22,362	$5,678	$1,706	$21,751	$24,068

Total assets at period end	$7,125,943	$6,938,357	$58,417	$73,403	$7,184,360	$7,011,760
Expenditures for long-lived assets	2,156	2,995	90	25	2,246	3,020

Note 14 - Other Comprehensive Income (Loss)
The following tables present the activity in other comprehensive income (loss):

Three months ended June 30,	2024			2023
(Dollars in thousands)	Pre-tax Amounts	Income Tax Expense	Net of Tax	Pre-tax Amounts	Income Tax Benefit (Expense)	Net of Tax
Available for Sale Debt Securities:
Change in fair value of available for sale debt securities	$1,006	($257)	$749	($12,929)	$3,102	($9,827)
Cash Flow Hedges:
Change in fair value of cash flow hedges	802	(213)	589	1,696	(407)	1,289
Net cash flow hedge losses reclassified into earnings (1)	1,645	(419)	1,226	1,875	(449)	1,426
Net change in fair value of cash flow hedges	2,447	(632)	1,815	3,571	(856)	2,715
Defined Benefit Plan Obligations:
Amortization of net actuarial losses (2)	30	(7)	23	60	(15)	45
Total other comprehensive income (loss)	$3,483	($896)	$2,587	($9,298)	$2,231	($7,067)
(1)The pre-tax amounts reclassified into earnings in the Unaudited Consolidated Statements of Income included reductions of $2.1 million included in interest and fees on loans for both the three months ended June 30, 2024 and 2023, as well as reductions of $495 thousand and $264 thousand, respectively, included in FHLB interest expense.
(2)The pre-tax amounts are included in other expenses in the Unaudited Consolidated Statements of Income.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Six months ended June 30,	2024			2023
(Dollars in thousands)	Pre-tax Amounts	Income Tax Benefit (Expense)	Net of Tax	Pre-tax Amounts	Income Tax Expense	Net of Tax
Securities available for sale:
Change in fair value of available for sale debt securities	($13,742)	$3,503	($10,239)	$4,436	($1,065)	$3,371
Cash flow hedges:
Change in fair value of cash flow hedges	3,458	(890)	2,568	2,742	(658)	2,084
Net cash flow hedge losses reclassified into earnings (1)	3,291	(839)	2,452	4,510	(1,082)	3,428
Net change in fair value of cash flow hedges	6,749	(1,729)	5,020	7,252	(1,740)	5,512
Defined benefit plan obligations:
Amortization of net actuarial losses (2)	61	(15)	46	119	(29)	90
Total other comprehensive (loss) income	($6,932)	$1,759	($5,173)	$11,807	($2,834)	$8,973
(1)For the six months ended June 30, 2024 and 2023, the pre-tax amounts reclassified into earnings in the Unaudited Consolidated Statements of Income included reductions of $4.3 million and $4.9 million, respectively, included in interest and fees on loans, as well as reductions of $988 thousand and $391 thousand, respectively, included in FHLB interest expense.
(2)The pre-tax amounts are included in other expenses in the Unaudited Consolidated Statements of Income.

The following tables present the changes in AOCL by component, net of tax:

(Dollars in thousands)	Net Unrealized Losses on Available For Sale Debt Securities	Net Unrealized Losses on Cash Flow Hedges	Net Unrealized Losses on Defined Benefit Plan Obligations	Total
For the three months ended June 30, 2024
Balance at March 31, 2024	($127,579)	($12,414)	($8,920)	($148,913)
Other comprehensive income before reclassifications	749	589	—	1,338
Amounts reclassified from AOCL	—	1,226	23	1,249
Net other comprehensive income	749	1,815	23	2,587
Balance at June 30, 2024	($126,830)	($10,599)	($8,897)	($146,326)

(Dollars in thousands)	Net Unrealized Losses on Available For Sale Debt Securities	Net Unrealized Losses on Cash Flow Hedges	Net Unrealized Losses on Defined Benefit Plan Obligations	Total
For the six months ended June 30, 2024
Balance at December 31, 2023	($116,591)	($15,619)	($8,943)	($141,153)
Other comprehensive (loss) income before reclassifications	(10,239)	2,568	—	(7,671)
Amounts reclassified from AOCL	—	2,452	46	2,498
Net other comprehensive (loss) income	(10,239)	5,020	46	(5,173)
Balance at June 30, 2024	($126,830)	($10,599)	($8,897)	($146,326)

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)	Net Unrealized Losses on Available For Sale Debt Securities	Net Unrealized Losses on Cash Flow Hedges	Net Unrealized Losses on Defined Benefit Plan Obligations	Total
For the three months ended June 30, 2023
Balance at March 31, 2023	($117,835)	($19,848)	($4,077)	($141,760)
Other comprehensive (loss) income before reclassifications	(9,827)	1,289	—	(8,538)
Amounts reclassified from AOCL	—	1,426	45	1,471
Net other comprehensive (loss) income	(9,827)	2,715	45	(7,067)
Balance at June 30, 2023	($127,662)	($17,133)	($4,032)	($148,827)

(Dollars in thousands)	Net Unrealized Losses on Available For Sale Debt Securities	Net Unrealized Losses on Cash Flow Hedges	Net Unrealized Losses on Defined Benefit Plan Obligations	Total
For the six months ended June 30, 2023
Balance at December 31, 2022	($131,033)	($22,645)	($4,122)	($157,800)
Other comprehensive income before reclassifications	3,371	2,084	—	5,455
Amounts reclassified from AOCL	—	3,428	90	3,518
Net other comprehensive income	3,371	5,512	90	8,973
Balance at June 30, 2023	($127,662)	($17,133)	($4,032)	($148,827)

Note 15 - Earnings per Common Share
The following table presents the calculation of EPS:

(Dollars and shares in thousands, except per share amounts)
	Three Months		Six Months
Periods ended June 30,	2024	2023	2024	2023
Earnings for basic and diluted earnings per common share:
Net income	$10,815	$11,256	$21,751	$24,068
Less: dividends and undistributed earnings allocated to participating securities	(8)	(19)	(20)	(48)
Net income available to common shareholders	$10,807	$11,237	$21,731	$24,020

Shares:
Weighted average common shares outstanding for basic EPS	17,052	17,011	17,042	17,042
Dilutive effect of common stock equivalents	58	19	40	43
Weighted average common shares outstanding for diluted EPS	17,110	17,030	17,082	17,085

Earnings per common share:
Basic EPS	$0.63	$0.66	$1.28	$1.41
Diluted EPS	$0.63	$0.66	$1.27	$1.41

Weighted average common stock equivalents, not included in common stock equivalents above because they were anti-dilutive, totaled 458,539 and 459,100, respectively, for the three and six months ended June 30, 2024, compared to 478,490 and 377,989, respectively, for the same periods in 2023.

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

Standby Letters of Credit
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These standby letters of credit are primarily issued to support the financing needs of the Bank’s commercial customers. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral supporting those commitments is essentially the same as for other commitments. Most standby letters of credit extend for one year. At June 30, 2024 and December 31, 2023, there were no liabilities to beneficiaries resulting from standby letters of credit. Should the Corporation be required to make payments to the beneficiary, repayment from the customer to the Corporation is required.

The following table presents the contractual and notional amounts of financial instruments with off-balance sheet risk:

(Dollars in thousands)	June 30, 2024	December 31, 2023
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,099,193	$1,185,196
Standby letters of credit	11,545	9,323

ACL on Unfunded Commitments
The ACL on unfunded commitments is management’s estimate of expected lifetime credit losses over the expected contractual term in which the Corporation is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Corporation.

The activity in the ACL on unfunded commitments for the three months ended June 30, 2024 is presented below:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$943	$771	$1,714	$15	$—	$11	$11	$1,740
Provision	(37)	28	(9)	9	—	—	—	—
Ending Balance	$906	$799	$1,705	$24	$—	$11	$11	$1,740

The activity in the ACL on unfunded commitments for the six months ended June 30, 2024 is presented below:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$1,091	$822	$1,913	$15	$—	$12	$12	$1,940
Provision	(185)	(23)	(208)	9	—	(1)	(1)	(200)
Ending Balance	$906	$799	$1,705	$24	$—	$11	$11	$1,740

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The activity in the ACL on unfunded commitments for the three months ended June 30, 2023 is presented below:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$1,368	$883	$2,251	$25	$—	$14	$14	$2,290
Provision	115	(6)	109	(10)	—	1	1	100
Ending Balance	$1,483	$877	$2,360	$15	$—	$15	$15	$2,390

The activity in the ACL on unfunded commitments for the six months ended June 30, 2023 is presented below:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$1,236	$988	$2,224	$50	$—	$16	$16	$2,290
Provision	247	(111)	136	(35)	—	(1)	(1)	100
Ending Balance	$1,483	$877	$2,360	$15	$—	$15	$15	$2,390

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

Management's Discussion and Analysis
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Corporation’s Audited Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2023, and in conjunction with the condensed Unaudited Consolidated Financial Statements and notes thereto included in Item 1 of this report.  Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results for the full-year ended December 31, 2024 or any future period.

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

We continue to leverage our strong regional brand to build market share and remain steadfast in our commitment to provide superior service. We believe the key to future growth is providing customers with convenient in-person service and digital banking solutions. In January 2024, we opened a new full-service branch in Smithfield, Rhode Island. In addition, we plan to open another branch in the Olneyville section of Providence in the third quarter of 2024.

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

Management's Discussion and Analysis
Results of Operations
Summary
The following table presents a summarized consolidated statement of operations:

(Dollars in thousands)	Three Months				Six Months
			Change				Change
Periods ended June 30,	2024	2023	$	%	2024	2023	$	%
Net interest income	$31,585	$33,500	($1,915)	(6%)	$63,250	$70,693	($7,443)	(11%)
Noninterest income	16,660	14,325	2,335	16	33,823	27,608	6,215	23
Total revenues	48,245	47,825	420	1	97,073	98,301	(1,228)	(1)
Provision for credit losses	500	700	(200)	(29)	1,200	1,500	(300)	(20)
Noninterest expense	33,910	33,016	894	3	68,273	66,580	1,693	3
Income before income taxes	13,835	14,109	(274)	(2)	27,600	30,221	(2,621)	(9)
Income tax expense	3,020	2,853	167	6	5,849	6,153	(304)	(5)
Net income	$10,815	$11,256	($441)	(4%)	$21,751	$24,068	($2,317)	(10%)

The following table presents a summary of performance metrics and ratios:

	Three Months		Six Months
Periods ended June 30,	2024	2023	2024	2023
Diluted earnings per common share	$0.63	$0.66	$1.27	$1.41
Return on average assets (net income divided by average assets)	0.60%	0.65%	0.61%	0.71%
Return on average equity (net income available for common shareholders divided by average equity)	9.43%	9.67%	9.38%	10.46%
Net interest income as a percentage of total revenues	65%	70%	65%	72%
Noninterest income as a percentage of total revenues	35%	30%	35%	28%

Net income totaled $10.8 million and $21.8 million, respectively, for the three and six months ended June 30, 2024, compared to $11.3 million and $24.1 million, respectively, reported for the same periods in 2023. Results in 2024 largely reflected lower net interest income, higher noninterest income, stable asset and credit quality metrics, and modestly higher total noninterest expenses.

The decline in net interest income in 2024 was driven by higher rates paid on, and increases in, average interest-bearing liability balances, which offset the benefit of higher yields on, and growth in, average interest-earning asset balances. Noninterest income benefited from a $2.1 litigation settlement received in the first quarter of 2024, a net gain of $988 thousand recognized on the sale of a bank-owned operations facility in the second quarter of 2024, as well as higher mortgage banking revenues and wealth management revenues.

Management's Discussion and Analysis
Average Balances / Net Interest Margin - Fully Taxable Equivalent Basis
The following tables present daily average balance, interest, and yield/rate information, as well as net interest margin on an FTE basis.  Tax-exempt income is converted to an FTE basis using the statutory federal income tax rate adjusted for applicable state income taxes net of the related federal tax benefit. Unrealized gains (losses) on available for sale securities and changes in fair value on mortgage loans held for sale are excluded from the average balance and yield calculations. Nonaccrual loans, as well as interest recognized on these loans, are included in amounts presented for loans.

Three months ended June 30,	2024			2023			Change
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Cash, federal funds sold, and short-term investments	$96,934	$1,297	5.38	$109,204	$1,279	4.70	($12,270)	$18	0.68
Mortgage loans held for sale	22,755	392	6.93	18,647	241	5.18	4,108	151	1.75
Taxable debt securities	1,129,573	6,944	2.47	1,201,973	7,403	2.47	(72,400)	(459)	—
FHLB stock	60,354	1,124	7.49	43,815	858	7.85	16,539	266	(0.36)
Commercial real estate	2,167,785	34,707	6.44	1,928,461	28,800	5.99	239,324	5,907	0.45
Commercial & industrial (1)	602,786	9,837	6.56	615,101	9,458	6.17	(12,315)	379	0.39
Total commercial	2,770,571	44,544	6.47	2,543,562	38,258	6.03	227,009	6,286	0.44
Residential real estate	2,569,945	26,473	4.14	2,448,204	23,137	3.79	121,741	3,336	0.35
Home equity	306,703	5,211	6.83	292,195	4,082	5.60	14,508	1,129	1.23
Other	18,375	239	5.23	17,808	207	4.66	567	32	0.57
Total consumer	325,078	5,450	6.74	310,003	4,289	5.55	15,075	1,161	1.19
Total loans	5,665,594	76,467	5.43	5,301,769	65,684	4.97	363,825	10,783	0.46
Total interest-earning assets	6,975,210	86,224	4.97	6,675,408	75,465	4.53	299,802	10,759	0.44
Noninterest-earning assets	252,268			263,830			(11,562)
Total assets	$7,227,478			$6,939,238			$288,240
Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits (in-market)	$536,752	$6,064	4.54	$393,824	$4,090	4.17	$142,928	$1,974	0.37
NOW accounts	712,874	388	0.22	781,226	400	0.21	(68,352)	(12)	0.01
Money market accounts	1,120,333	10,934	3.93	1,199,761	9,302	3.11	(79,428)	1,632	0.82
Savings accounts	482,674	803	0.67	522,300	321	0.25	(39,626)	482	0.42
Time deposits (in-market)	1,157,962	11,802	4.10	1,000,284	7,960	3.19	157,678	3,842	0.91
Interest-bearing in-market deposits	4,010,595	29,991	3.01	3,897,395	22,073	2.27	113,200	7,918	0.74
Wholesale brokered demand deposits	—	—	—	28	—	—	(28)	—	—
Wholesale brokered time deposits	517,424	6,722	5.23	650,381	7,631	4.71	(132,957)	(909)	0.52
Wholesale brokered deposits	517,424	6,722	5.23	650,409	7,631	4.71	(132,985)	(909)	0.52
Total interest-bearing deposits	4,528,019	36,713	3.26	4,547,804	29,704	2.62	(19,785)	7,009	0.64
FHLB advances	1,397,143	17,296	4.98	979,835	11,652	4.77	417,308	5,644	0.21
Junior subordinated debentures	22,681	403	7.15	22,681	374	6.61	—	29	0.54
Total interest-bearing liabilities	5,947,843	54,412	3.68	5,550,320	41,730	3.02	397,523	12,682	0.66
Noninterest-bearing demand deposits	652,189			770,075			(117,886)
Other liabilities	166,487			152,616			13,871
Shareholders’ equity	460,959			466,227			(5,268)
Total liabilities and shareholders’ equity	$7,227,478			$6,939,238			$288,240
Net interest income (FTE)		$31,812			$33,735			($1,923)
Interest rate spread			1.29			1.51			(0.22)
Net interest margin			1.83			2.03			(0.20)
(1)    Interest income includes adjustments for taxable equivalency of $227 and $235, respectively, for the three months ended June 30, 2024 and 2023.

Management's Discussion and Analysis

Six months ended June 30,	2024			2023			Change
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Cash, federal funds sold, and short-term investments	$87,964	$2,493	5.70	$106,253	$2,349	4.46	($18,289)	$144	1.24
Mortgage loans held for sale	19,103	647	6.81	15,905	393	4.98	3,198	254	1.83
Taxable debt securities	1,138,013	14,040	2.48	1,197,935	14,597	2.46	(59,922)	(557)	0.02
FHLB stock	57,106	2,197	7.74	44,952	1,455	6.53	12,154	742	1.21
Commercial real estate	2,154,336	68,927	6.43	1,894,087	54,100	5.76	260,249	14,827	0.67
Commercial & industrial (1)	606,766	19,728	6.54	622,896	18,528	6.00	(16,130)	1,200	0.54
Total commercial	2,761,102	88,655	6.46	2,516,983	72,628	5.82	244,119	16,027	0.64
Residential real estate	2,581,357	53,004	4.13	2,400,997	44,801	3.76	180,360	8,203	0.37
Home equity	308,467	10,215	6.66	289,288	7,841	5.47	19,179	2,374	1.19
Other	18,744	451	4.84	17,110	391	4.61	1,634	60	0.23
Total consumer	327,211	10,666	6.56	306,398	8,232	5.42	20,813	2,434	1.14
Total loans	5,669,670	152,325	5.40	5,224,378	125,661	4.85	445,292	26,664	0.55
Total interest-earning assets	6,971,856	171,702	4.95	6,589,423	144,455	4.42	382,433	27,247	0.53
Noninterest-earning assets	257,800			252,733			5,067
Total assets	$7,229,656			$6,842,156			$387,500
Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits (in-market)	$521,495	$11,770	4.54	$346,255	$6,728	3.92	$175,240	$5,042	0.62
NOW accounts	716,896	764	0.21	801,296	758	0.19	(84,400)	6	0.02
Money market accounts	1,113,962	21,351	3.85	1,226,303	16,878	2.78	(112,341)	4,473	1.07
Savings accounts	486,472	1,554	0.64	544,159	636	0.24	(57,687)	918	0.40
Time deposits (in-market)	1,153,702	23,522	4.10	915,898	12,537	2.76	237,804	10,985	1.34
Interest-bearing in-market deposits	3,992,527	58,961	2.97	3,833,911	37,537	1.97	158,616	21,424	1.00
Wholesale brokered demand deposits	—	—	—	8,097	177	4.41	(8,097)	(177)	(4.41)
Wholesale brokered time deposits	608,514	15,799	5.22	539,333	11,579	4.33	69,181	4,220	0.89
Wholesale brokered deposits	608,514	15,799	5.22	547,430	11,756	4.33	61,084	4,043	0.89
Total interest-bearing deposits	4,601,041	74,760	3.27	4,381,341	49,293	2.27	219,700	25,467	1.00
FHLB advances	1,318,544	32,434	4.95	1,011,768	23,278	4.64	306,776	9,156	0.31
Junior subordinated debentures	22,681	809	7.17	22,681	728	6.47	—	81	0.70
Total interest-bearing liabilities	5,942,266	108,003	3.66	5,415,790	73,299	2.73	526,476	34,704	0.93
Noninterest-bearing demand deposits	658,423			802,506			(144,083)
Other liabilities	162,939			160,677			2,262
Shareholders’ equity	466,028			463,183			2,845
Total liabilities and shareholders’ equity	$7,229,656			$6,842,156			$387,500
Net interest income (FTE)		$63,699			$71,156			($7,457)
Interest rate spread			1.29			1.69			(0.40)
Net interest margin			1.84			2.18			(0.34)
(1)    Interest income includes adjustments for taxable equivalency of $449 and $463, respectively, for the six months ended June 30, 2024 and 2023.

Net Interest Income
Net interest income, the primary source of our operating income, totaled $31.6 million and $63.3 million, respectively, for the three and six months ended June 30, 2024, compared to $33.5 million and $70.7 million, respectively, for the same periods in 2023. Net interest income is affected by the level of and changes in interest rates, and changes in the amount and composition of interest-earning assets and interest-bearing liabilities.  Prepayment penalty income associated with loan payoffs is included in net interest income.

Management's Discussion and Analysis
The following discussion presents net interest income on an FTE basis by adjusting income and yields on tax-exempt loans to be comparable to taxable loans.

Net interest income includes the periodic recognition of prepayment penalty fee income associated with commercial loan payoffs. Prepayment penalty fee income amounted to $46 thousand and $66 thousand, respectively, for the three and six months ended June 30, 2024, and had essentially no benefit to NIM in either period. This compared to $50 thousand and $174 thousand, respectively, for the same periods in 2023, which had a 1 basis point benefit to NIM in each of those periods.

The analysis of net interest income, NIM, and the yield on loans is also impacted by changes in the level of net amortization of premiums and discounts on securities and loans, which is included in interest income. Changes in market interest rates affect the level of loan prepayments and the receipt of payments on mortgage-backed securities. Prepayment speeds generally increase as market interest rates decline and decrease as market interest rates rise. Changes in prepayment speeds could increase or decrease the level of net amortization of premiums and discounts, thereby affecting interest income. As noted in the Unaudited Consolidated Statements of Cash Flows, net amortization of premiums and discounts on securities and loans (a net reduction to net interest income) amounted to $573 thousand for the six months ended June 30, 2024, compared to $707 thousand for the same period in 2023.

FTE net interest income for the three and six months ended June 30, 2024 amounted to $31.8 million and $63.7 million, respectively, down by $1.9 million and $7.5 million, respectively, from the same periods in 2023. For the three and six months ended June 30, 2024, increases in average interest-bearing liability balances, net of increased average interest-earning assets, reduced net income by $1.0 million, and $3.9 million, respectively. Increases in funding costs outpaced increases in asset yields, reducing net interest income by $916 thousand and $3.6 million, respectively, for the three and six months ended June 30, 2024.

NIM was 1.83% and 1.84%, respectively, for the three and six months ended June 30, 2024, compared to 2.03% and 2.18%, respectively, for the same periods in 2023. While NIM benefited from higher market interest rates on loans, it was adversely impacted by a higher cost of funds.

Total average securities for the three and six months ended June 30, 2024 decreased by $72.4 million and $59.9 million, respectively, from the average balances for the same periods a year earlier primarily due to routine pay-downs. The FTE rate of return on the securities portfolio for the three and six months ended June 30, 2024 was 2.47% and 2.48%, respectively, compared to 2.47% and 2.46% respectively, for the same periods in 2023.

Total average loan balances for the three and six months ended June 30, 2024 increased by $363.8 million and $445.3 million, respectively, from the average loan balances for the comparable 2023 periods, largely reflecting growth in average balances of CRE and residential real estate loans. The yield on total loans for the three and six months ended June 30, 2024 was 5.43% and 5.40%, respectively, compared to 4.97% and 4.85%, respectively, in the corresponding periods in 2023, reflecting higher market interest rates.

Higher levels of wholesale funding were used to fund balance sheet growth. The average balance of FHLB advances for the three and six months ended June 30, 2024 increased by $417.3 million and $306.8 million, respectively, compared to the average balances for the same periods in 2023. Due to increases in market interest rates, the average rate paid on such advances for the three and six months ended June 30, 2024 was 4.98% and 4.95%, respectively, up from 4.77% and 4.64%, respectively, for the same periods in 2023. Included in total average interest-bearing deposits were wholesale brokered deposits, which decreased by $133.0 million and increased by $61.1 million, respectively, from the same periods in 2023. The average rate paid on wholesale brokered deposits for the three and six months ended June 30, 2024 was 5.23% and 5.22%, respectively, up from 4.71% and 4.33%, respectively, for the same periods in 2023.

As market interest rates rose, deposit balances shifted from lower-cost deposits to higher-cost deposits. Average in-market interest-bearing deposits, which excludes wholesale brokered deposits, for the three and six months ended June 30, 2024 increased by $113.2 million and $158.6 million, respectively, from the average balances for the same periods in 2023, with increases in time deposits and interest-bearing demand deposits. The average rate paid on in-market interest-bearing deposits for the three and six months ended June 30, 2024 was 3.01% and 2.97%, respectively, up from 2.27% and 1.97%, respectively, for the same periods in 2023. The average balance of noninterest-bearing demand deposits for the three and six months ended June 30, 2024 decreased by $117.9 million and $144.1 million, respectively, from the average balances for the same periods in 2023.

Management's Discussion and Analysis

Volume / Rate Analysis - Interest Income and Expense (FTE Basis)
The following table presents certain information on an FTE basis regarding changes in our interest income and interest expense for the period indicated.  The net change attributable to both volume and rate has been allocated proportionately.

(Dollars in thousands)	Three Months Ended June 30, 2024 vs. 2023			Six Months Ended June 30, 2024 vs. 2023
	Change Due to			Change Due to
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest on Interest-Earning Assets:
Cash, federal funds sold, and other short-term investments	($152)	$170	$18	($447)	$591	$144
Mortgage loans held for sale	60	91	151	89	165	254
Taxable debt securities	(439)	(20)	(459)	(719)	162	(557)
FHLB stock	309	(43)	266	437	305	742
Commercial real estate	3,735	2,172	5,907	7,933	6,894	14,827
Commercial & industrial	(190)	569	379	(490)	1,690	1,200
Total commercial	3,545	2,741	6,286	7,443	8,584	16,027
Residential real estate	1,193	2,143	3,336	3,490	4,713	8,203
Home equity	211	918	1,129	548	1,826	2,374
Other	7	25	32	39	21	60
Total consumer	218	943	1,161	587	1,847	2,434
Total loans	4,956	5,827	10,783	11,520	15,144	26,664
Total interest income	4,734	6,025	10,759	10,880	16,367	27,247
Interest on Interest-Bearing Liabilities:
Interest-bearing demand deposits (in-market)	1,597	377	1,974	3,823	1,219	5,042
NOW accounts	(32)	20	(12)	(78)	84	6
Money market accounts	(651)	2,283	1,632	(1,654)	6,127	4,473
Savings accounts	(26)	508	482	(74)	992	918
Time deposits (in-market)	1,378	2,464	3,842	3,807	7,178	10,985
Interest-bearing in-market deposits	2,266	5,652	7,918	5,824	15,600	21,424
Wholesale brokered demand deposits	—	—	—	(89)	(88)	(177)
Wholesale brokered time deposits	(1,671)	762	(909)	1,605	2,615	4,220
Wholesale brokered deposits	(1,671)	762	(909)	1,516	2,527	4,043
Total interest-bearing deposits	595	6,414	7,009	7,340	18,127	25,467
FHLB advances	5,146	498	5,644	7,443	1,713	9,156
Junior subordinated debentures	—	29	29	—	81	81
Total interest expense	5,741	6,941	12,682	14,783	19,921	34,704
Net interest income (FTE)	($1,007)	($916)	($1,923)	($3,903)	($3,554)	($7,457)

Provision for Credit Losses
The provision for credit losses results from management’s review of the adequacy of the ACL. The ACL is management’s estimate, at the reporting date, of expected lifetime credit losses and includes consideration of current forecasted economic conditions. Estimating an appropriate level of ACL necessarily involves a high degree of judgment.

Management's Discussion and Analysis
The following table presents the provision for credit losses:

(Dollars in thousands)	Three Months				Six Months
			Change				Change
Periods ended June 30,	2024	2023	$	%	2024	2023	$	%
Provision for credit losses on loans	$500	$600	($100)	(17%)	$1,400	$1,400	$—	—%
Provision for credit losses on unfunded commitments	—	100	($100)	(100)	(200)	100	($300)	(300)
Provision for credit losses	$500	$700	($200)	(29%)	$1,200	$1,500	($300)	(20%)

The provision for credit losses recognized in 2024 reflected continued, yet subsiding, slowdown of loan prepayment speeds, modest commercial loan growth and was partially offset by improvements in our estimate of forecasted economic conditions. Additionally, as discussed further in the section labeled “Financial Condition,” the modest commercial loan growth was offset by reductions in residential real estate and consumer loans. The reduction in the provision for credit losses in 2024 includes a decline in the provision for credit losses on unfunded commitments reflecting lower unfunded commitments to extend credit.

Net charge-offs totaled $27 thousand for the three months ended June 30, 2024, compared to net charge-offs of $37 thousand for the same period in 2023. For the six months ended June 30, 2024, net charge-offs totaled $79 thousand, compared to net charge-offs of $84 thousand for the same period in 2023.

The ACL on loans was $42.4 million, or 0.75% of total loans, at June 30, 2024, compared to $41.1 million, or 0.73% of total loans, at December 31, 2023.

See additional discussion under the caption “Asset Quality” for further information on asset quality metrics and the ACL on loans.

Noninterest Income
Noninterest income is an important source of revenue for Washington Trust.  The principal categories of noninterest income are shown in the following table:

(Dollars in thousands)	Three Months				Six Months
			Change				Change
Periods ended June 30,	2024	2023	$	%	2024	2023	$	%
Noninterest income:
Wealth management revenues	$9,678	$9,048	$630	7%	$19,016	$17,711	$1,305	7%
Mortgage banking revenues	2,761	1,753	1,008	58	5,267	2,998	2,269	76
Card interchange fees	1,275	1,268	7	1	2,420	2,400	20	1
Service charges on deposit accounts	769	667	102	15	1,454	1,444	10	1
Loan related derivative income	49	247	(198)	(80)	333	196	137	70
Income from bank-owned life insurance	753	879	(126)	(14)	1,492	2,044	(552)	(27)
Other income	1,375	463	912	197	3,841	815	3,026	371
Total noninterest income	$16,660	$14,325	$2,335	16%	$33,823	$27,608	$6,215	23%

Noninterest Income Analysis
Revenue from wealth management services represented 56% of total noninterest income for the six months ended June 30, 2024, compared to 64% for the same period in 2023. A substantial portion of wealth management revenues is dependent on the value of wealth management AUA and is closely tied to the performance of the financial markets. This portion of wealth management revenues is referred to as “asset-based” and includes trust and investment management fees. Wealth management revenues also include “transaction-based” revenues that are not primarily derived from the value of assets.

Management's Discussion and Analysis
The categories of wealth management revenues are shown in the following table:

(Dollars in thousands)	Three Months				Six Months
			Change				Change
Periods ended June 30,	2024	2023	$	%	2024	2023	$	%
Wealth management revenues:
Asset-based revenues	$9,239	$8,562	$677	8%	$18,328	$16,991	$1,337	8%
Transaction-based revenues	439	486	(47)	(10)	688	720	(32)	(4)
Total wealth management revenues	$9,678	$9,048	$630	7%	$19,016	$17,711	$1,305	7%

Wealth management revenues for the three and six months ended June 30, 2024 increased by $630 thousand and $1.3 million, respectively, from the same periods in 2023, reflecting an increase in asset-based revenues. The change in asset-based revenues correlated with the change in average AUA balances. The average balance of AUA for the three and six months ended June 30, 2024 increased by 9%, from the average balance for both the same periods in 2023.

The end of period AUA balance amounted to $6.8 billion at June 30, 2024. The following table presents the changes in wealth management AUA balances:

(Dollars in thousands)
	Three Months		Six Months
Periods ended June 30,	2024	2023	2024	2023
Wealth management assets under administration:
Balance at the beginning of period	$6,858,322	$6,163,422	$6,588,406	$5,961,990
Net investment appreciation & income	108,529	259,788	472,773	546,050
Net client asset outflows	(163,360)	(72,950)	(257,688)	(157,780)
Balance at the end of period	$6,803,491	$6,350,260	$6,803,491	$6,350,260

Mortgage banking revenues represented 16% of total noninterest income for six months ended June 30, 2024, compared to 11% for the same period in 2023. These revenues are dependent on mortgage origination volume and are sensitive to interest rates and the condition of housing markets. While loan origination and refinancing activities decreased in response to increases in market interest rates, a larger proportion of loans were originated for sale in 2024. The composition of mortgage banking revenues and the volume of loans sold to the secondary market are shown in the following table:

(Dollars in thousands)	Three Months				Six Months
			Change				Change
Periods ended June 30,	2024	2023	$	%	2024	2023	$	%
Mortgage banking revenues:
Realized gains on loan sales, net (1)	$2,205	$827	$1,378	167%	$3,791	$1,403	$2,388	170%
Changes in fair value, net (2)	20	382	(362)	(95)	344	468	(124)	(26)
Loan servicing fee income, net (3)	536	544	(8)	(1)	1,132	1,127	5	—
Total mortgage banking revenues	$2,761	$1,753	$1,008	58%	$5,267	$2,998	$2,269	76%

Loans sold to the secondary market (4)	$110,052	$64,563	$45,489	70%	$182,696	$93,891	$88,805	95%
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

For the three and six months ended June 30, 2024, mortgage banking revenues were up by $1.0 million and $2.3 million, respectively, compared to the same periods in 2023. The increase in mortgage banking revenues was mainly attributable to

Management's Discussion and Analysis
increases in both sales volume and sales yield. Mortgage banking revenues are also impacted by changes in the fair value of mortgage loans held for sale and forward loan commitments, which are primarily based on current market prices in the secondary market and correlate to changes in the size of the mortgage pipeline.

Income from BOLI for the six months ended June 30, 2024, was down by $552 thousand, from the same period in 2023, reflecting the recognition of $658 thousand in non-taxable income in 2023 associated with the receipt of life insurance proceeds.

Other income for the three and six months ended June 30, 2024 was up by $912 thousand and $3.0 million, respectively, from the same periods in 2023. Included in other income in 2024 was a net gain of $988 thousand recognized on the sale of a bank-owned operations facility in the second quarter and $2.1 million associated with a litigation settlement in the first quarter. Excluding the impact of these items, other income for the three and six months ended June 30, 2024 was down modestly by $76 thousand and $62 thousand, respectively, from the same periods in 2023.

Noninterest Expense
The following table presents noninterest expense comparisons:

(Dollars in thousands)	Three Months				Six Months
			Change				Change
Periods ended June 30,	2024	2023	$	%	2024	2023	$	%
Noninterest expense:
Salaries and employee benefits	$21,260	$20,588	$672	3%	$43,035	$42,372	$663	2%
Outsourced services	4,096	3,621	475	13	7,876	7,117	759	11
Net occupancy	2,397	2,416	(19)	(1)	4,958	4,853	105	2
Equipment	958	1,050	(92)	(9)	1,978	2,078	(100)	(5)
Legal, audit, and professional fees	741	978	(237)	(24)	1,447	1,874	(427)	(23)
FDIC deposit insurance costs	1,404	1,371	33	2	2,845	2,243	602	27
Advertising and promotion	661	427	234	55	1,209	835	374	45
Amortization of intangibles	208	212	(4)	(2)	416	424	(8)	(2)
Other	2,185	2,353	(168)	(7)	4,509	4,784	(275)	(6)
Total noninterest expense	$33,910	$33,016	$894	3%	$68,273	$66,580	$1,693	3%

Noninterest Expense Analysis
Salaries and employee benefits expense, the largest component of noninterest expense, for the three and six months ended June 30, 2024 increased by $672 thousand and $663 thousand, respectively, compared to the same periods in 2023. This largely reflected timing of adjustments to performance-based compensation accruals. The year-to-date increase also includes merit increases, partially offset by lower staffing levels.

Outsourced services expense for the three and six months ended June 30, 2024 increased by $475 thousand and $759 thousand, respectively, compared to the same periods in the prior year, reflecting changes to and expansion of services provided by third-party vendors.

Legal, audit and professional fees for the three and six months ended June 30, 2024 decreased by $237 thousand and $427 thousand, respectively, compared to the same periods in 2023, reflecting lower legal fees.

FDIC deposit insurance costs for the six months ended June 30, 2024 increased by $602 thousand compared to the same period in 2023, reflecting the impact of growth in assets from a year ago and a higher FDIC deposit assessment rate.

Advertising and promotion expense for the three and six months ended June 30, 2024 increased by $234 thousand and $374 thousand, respectively, due to timing of such activities.

Management's Discussion and Analysis
Income Taxes
The following table presents the Corporation’s income tax provision and applicable tax rates for the periods indicated:

(Dollars in thousands)
	Three Months		Six Months
Periods ended June 30,	2024	2023	2024	2023
Income tax expense	$3,020	$2,853	$5,849	$6,153
Effective income tax rate	21.8%	20.2%	21.2%	20.4%

The effective income tax rates in the table above differed from the federal rate of 21%, primarily due to state income tax expense and tax benefits related to income from BOLI, federal tax credits, and tax-exempt income.

The effective income tax rates for the three and six months ended June 30, 2024 were higher as compared to the same periods in 2023, primarily due to discrete tax items associated with the settlement of equity compensation awards and BOLI.

The Corporation’s net deferred tax assets amounted to $55.9 million at June 30, 2024, compared to $53.8 million at December 31, 2023.

Segment Reporting
The Corporation manages its operations through two reportable business segments, consisting of Commercial Banking and Wealth Management Services. See Note 13 to the Unaudited Consolidated Financial Statements for additional disclosure related to business segments.

Commercial Banking
The following table presents a summarized statement of operations for the Commercial Banking business segment:

(Dollars in thousands)	Three Months				Six Months
			Change				Change
Periods ended June 30,	2024	2023	$	%	2024	2023	$	%
Net interest income	$31,585	$33,486	($1,901)	(6%)	$63,250	$70,666	($7,416)	(10%)
Provision for credit losses	500	700	(200)	(29)	1,200	1,500	(300)	(20)
Net interest income after provision for credit losses	31,085	32,786	(1,701)	(5)	62,050	69,166	(7,116)	(10)
Noninterest income	6,651	5,142	1,509	29	12,223	9,573	2,650	28
Noninterest expense	26,919	25,307	1,612	6	53,952	50,772	3,180	6
Income before income taxes	10,817	12,621	(1,804)	(14)	20,321	27,967	(7,646)	(27)
Income tax expense	2,342	2,518	(176)	(7)	4,248	5,605	(1,357)	(24)
Net income	$8,475	$10,103	($1,628)	(16%)	$16,073	$22,362	($6,289)	(28%)

Net interest income for the Commercial Banking segment for the three and six months ended June 30, 2024 decreased by $1.9 million and $7.4 million, respectively, from the same periods in 2023. Net interest income was adversely impacted by higher rates paid on, and increases in, average interest-bearing liability balances, which offset the benefit of higher yields on, and growth in, average interest-earning asset balances.

The provision for credit losses for the three and six months ended June 30, 2024 decreased by $200 thousand and $300 thousand, respectively from the same periods in 2023.

Noninterest income derived from the Commercial Banking segment for the three and six months ended June 30, 2024 was up by $1.5 million and $2.7 million, respectively, from the comparable periods in 2023. The increase in Commercial Banking noninterest income reflected higher mortgage banking revenues and a net gain recognized on the sale of a bank-owned operations facility. The year-to-date increase was partially offset by lower BOLI income. See additional discussion under the caption “Noninterest Income” above.

Management's Discussion and Analysis
Commercial Banking noninterest expenses for the three and six months ended June 30, 2024 were up by $1.6 million and $3.2 million, respectively, from the same periods in 2023, with increases in salaries and employee benefits expense, outsourced services, and advertising and promotion, partially offset by lower legal fees. The year-to-date increase also reflected an increase in FDIC deposit insurance costs. See additional discussion under the caption “Noninterest Expense” above.

Wealth Management Services
The following table presents a summarized statement of operations for the Wealth Management Services business segment:

(Dollars in thousands)	Three Months				Six Months
			Change				Change
Periods ended June 30,	2024	2023	$	%	2024	2023	$	%
Net interest income	$—	$14	($14)	(100%)	$—	$27	($27)	(100%)
Noninterest income	10,009	9,183	826	9	21,600	18,035	3,565	20
Noninterest expense	6,991	7,709	(718)	(9)	14,321	15,808	(1,487)	(9)
Income before income taxes	3,018	1,488	1,530	103	7,279	2,254	5,025	223
Income tax expense	678	335	343	102	1,601	548	1,053	192
Net income	$2,340	$1,153	$1,187	103%	$5,678	$1,706	$3,972	233%

For the three and six months ended June 30, 2024, noninterest income derived from the Wealth Management Services segment increased by $826 thousand and $3.6 million, respectively, from the same periods in 2023, reflecting income of $2.1 million associated with a litigation settlement in the first quarter of 2024, as well as an increase in asset-based revenues. See further discussion under the caption “Noninterest Income” above.

For the three and six months ended June 30, 2024, noninterest expenses for the Wealth Management Services segment decreased by $718 thousand and $1.5 million, respectively, from the comparable periods in 2023, with decreases in salaries and employee benefits expense and legal fees.

Financial Condition
Summary
The following table presents selected financial condition data:

(Dollars in thousands)			Change
	June 30, 2024	December 31, 2023	$	%
Cash and due from banks	$103,877	$86,824	$17,053	20%
Total securities	951,828	1,000,380	(48,552)	(5)
Total loans	5,629,102	5,647,706	(18,604)	—
Allowance for credit losses on loans	42,378	41,057	1,321	3
Total assets	7,184,360	7,202,847	(18,487)	—
Total deposits	4,976,126	5,348,160	(372,034)	(7)
FHLB advances	1,550,000	1,190,000	360,000	30
Total shareholders’ equity	470,957	472,686	(1,729)	—

Total assets amounted to $7.2 billion at June 30, 2024, down modestly by $18.5 million from the end of 2023.

Cash and due from banks increased by $17.1 million, or 20%, from December 31, 2023, reflecting higher cash balances on deposit at correspondent banks.

The securities portfolio decreased by $48.6 million, or 5%, from the end of 2023, reflecting routine pay-downs on mortgage-backed securities and a decrease in fair value of available for sale securities due to changes in market interest rates.

Management's Discussion and Analysis
Total loans decreased by $18.6 million, or 0.3%, from the end of 2023. Residential real estate and consumer loan balances declined, while total commercial loans increased modestly.

Total deposit balances decreased by $372.0 million from the end of 2023 with the decrease concentrated in wholesale brokered time deposits. FHLB advances increased by $360.0 million, or 30%, from December 31, 2023.

Shareholders’ equity decreased by $1.7 million, or 0.4%. Net income was offset by dividend declarations and a decrease in the AOCL component of shareholders' equity that reflected a decline in the fair value of available for sale securities as noted above.

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

Determination of Fair Value
The Corporation uses an independent pricing service to obtain quoted prices. The prices provided by the independent pricing service are generally based on observable market data in active markets. The determination of whether markets are active or inactive is based upon the level of trading activity for a particular security class. Management reviews the independent pricing service’s documentation to gain an understanding of the appropriateness of the pricing methodologies. Management also reviews the prices provided by the independent pricing service for reasonableness based upon current trading levels for similar securities. If the prices appear unusual, they are re-examined and the value is either confirmed or revised. In addition, management periodically performs independent price tests of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of June 30, 2024 and December 31, 2023, management did not make any adjustments to the prices provided by the pricing service.

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

Management's Discussion and Analysis
Securities Portfolio
The carrying amounts of securities held are as follows:

(Dollars in thousands)	June 30, 2024		December 31, 2023
	Amount	% of Total	Amount	% of Total
Available for Sale Debt Securities:
Obligations of U.S. government-sponsored enterprises	$224,882	24%	$225,742	23%
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	705,389	74	753,956	75
Individual name issuer trust preferred debt securities	9,101	1	8,793	1
Corporate bonds	12,456	1	11,889	1
Total available for sale debt securities	$951,828	100%	$1,000,380	100%

The securities portfolio represented 13% of total assets at June 30, 2024, compared to 14% of total assets at December 31, 2023. The largest component of the securities portfolio is mortgage-backed securities, all of which are issued by U.S. government agencies or U.S. government-sponsored enterprises.

The securities portfolio decreased by $48.6 million, or 5%, from the end of 2023. This decrease included $34.6 million of routine pay-downs on mortgage-backed securities and a decrease of $13.7 million (pre-tax) in the fair value of available for sale securities.

As of June 30, 2024, the carrying amount of available for sale debt securities included net unrealized losses of $166.0 million, compared to net unrealized losses of $152.2 million as of December 31, 2023. The net unrealized losses were primarily concentrated in obligations of U.S. government agencies and U.S. government-sponsored enterprises, including mortgage-backed securities, and primarily attributable to relative changes in market interest rates since the time of purchase. See Note 3 to the Unaudited Consolidated Financial Statements for additional information.

Loans
Total loans amounted to $5.6 billion at June 30, 2024, down by $18.6 million, or 0.3%, from the end of 2023.

The following is a summary of loans:

(Dollars in thousands)	June 30, 2024		December 31, 2023
	Amount	% of Total	Amount	% of Total
Commercial:
Commercial real estate	$2,191,996	39%	$2,106,359	37%
Commercial & industrial	558,075	10	605,072	11
Total commercial	2,750,071	49	2,711,431	48
Residential Real Estate:
Residential real estate	2,558,533	45	2,604,478	46
Consumer:
Home equity	302,027	5	312,594	6
Other	18,471	1	19,203	—
Total consumer	320,498	6	331,797	6
Total loans	$5,629,102	100%	$5,647,706	100%

Commercial Loans
The commercial loan portfolio represented 49% of total loans at June 30, 2024, compared to 48% of total loans at December 31, 2023.

In making commercial loans, we may occasionally solicit the participation of other banks. The Bank also participates in commercial loans originated by other banks. In such cases, these loans are individually underwritten by us using standards

Management's Discussion and Analysis
similar to those employed for our self-originated loans. Our participation in commercial loans originated by other banks amounted to $690.3 million and $652.7 million, respectively, at June 30, 2024 and December 31, 2023. Our participation in commercial loans originated by other banks also includes shared national credits. Shared national credits are defined as participation in loans or loan commitments of at least $100.0 million that are shared by three or more banks.

Commercial loans fall into two main categories, CRE and C&I loans. CRE loans consist of commercial mortgages secured by non-owner occupied real property where the primary source of repayment is derived from rental income associated with the property or the proceeds of the sale, refinancing or permanent financing of the property. CRE loans also include construction loans made to businesses for land development or the on-site construction of industrial, commercial, or residential buildings. C&I loans primarily provide working capital, equipment financing, and financing for other business-related purposes. C&I loans are frequently collateralized by equipment, inventory, accounts receivable, and/or general business assets.  A portion of the Bank’s C&I loans is also collateralized by owner occupied real estate.  C&I loans also include tax-exempt loans made to states and political subdivisions, as well as industrial development or revenue bonds issued through quasi-public corporations for the benefit of a private or non-profit entity where that entity rather than the governmental entity is obligated to pay the debt service.

Commercial Real Estate Loans
CRE loans totaled $2.2 billion at June 30, 2024, up by $85.6 million, or 4%, from the balance at December 31, 2023.

In the first six months of 2024, CRE advances and originations amounted to $137.3 million and were partially offset by payments. The net increase in CRE also included reclassifications of $15.5 million from C&I, largely reflecting an underlying change from owner occupied to non-owner occupied on a loan secured by a medical office building.

Construction and development loans included in the CRE loan portfolio amounted to $172.1 million and $214.6 million, respectively, as of June 30, 2024 and December 31, 2023. Unfunded commitments associated with these construction and development loans were $203.8 million and $304.7 million, respectively, at June 30, 2024 and December 31, 2023. These reductions in the first six months of 2024 reflected loans transitioning to permanent financing within the CRE category, as the construction phase was completed.

Shared national credit balances outstanding included in the CRE loan portfolio at June 30, 2024 and December 31, 2023, totaled $56.5 million and $47.4 million, respectively. At June 30, 2024 and December 31, 2023, balances of $36.7 million and $29.0 million, respectively, were included in the pass-rated category of commercial loan credit quality and balances of $19.8 million and $18.4 million, respectively, were included in the classified category. All of these loans were current with respect to contractual payment terms at both dates.

The following table presents a geographic summary of CRE loans by property location:

(Dollars in thousands)	June 30, 2024		December 31, 2023
	Outstanding Balance	% of Total	Outstanding Balance	% of Total
Connecticut	$839,042	38%	$815,975	39%
Massachusetts	688,439	31	645,736	31
Rhode Island	445,406	21	430,899	20
Subtotal	1,972,887	90	1,892,610	90
All other states	219,109	10	213,749	10
Total	$2,191,996	100%	$2,106,359	100%

Management's Discussion and Analysis
Management considers the CRE portfolio to be well-diversified with loans across several property types. The following table presents a summary of CRE loans by property type segmentation:

(Dollars in thousands)	June 30, 2024		December 31, 2023
	Outstanding Balance (1)	% of Total	Outstanding Balance (1)	% of Total
CRE Portfolio Segmentation:
Multi-family	$592,791	27%	$546,694	26%
Retail	437,765	20	434,913	21
Industrial and warehouse	336,172	15	307,987	15
Office	300,871	14	284,199	13
Hospitality	219,293	10	235,015	11
Healthcare facility	195,564	9	175,490	8
Mixed-use	54,849	3	49,079	2
Other	54,691	2	72,982	4
Total CRE loans	$2,191,996	100%	$2,106,359	100%

Average CRE loan size (2)	$5,429		$5,366
Largest individual CRE loan outstanding	$65,472		$65,458
(1)Does not include unfunded commitments of $245.8 million and $351.5 million, respectively, as of June 30, 2024 and December 31, 2023.
(2)Total commitment (outstanding loan balance plus unfunded commitments) divided by number of loans.

Multi-family totaled $592.8 million as of June 30, 2024, and is our largest single CRE segment, representing 27% of the total CRE portfolio. This segment includes non-owner occupied residential properties consisting of four or more units that are rented to tenants. At June 30, 2024, the credit quality of the multi-family segment was 100% pass-rated. Also, there were no nonaccrual loans and all loans were current with respect to payment terms at June 30, 2024.

In 2024, there continues to be heightened focus in the banking industry on the CRE office sector, given the continuation of remote work and an increase in vacancies across the office market. As of June 30, 2024, Washington Trust’s CRE office loan segment totaled $300.9 million, or 5% of total loans and 14% of the total CRE loans. The loans are secured by non-owner occupied office properties, including medical office and lab space, located in our primary lending market area of southern New England - Connecticut, Massachusetts, and Rhode Island. Furthermore, approximately 68% of the CRE office segment balance of $300.9 million is secured by properties located in suburban areas. As of June 30, 2024, all of the CRE office loans were current with respect to payment terms, and 94% of the CRE office segment balance was on accruing status. Additionally, the credit quality of the CRE office loan segment was 84% pass-rated, 2% special mention-rated, and 14% classified as of June 30, 2024.

Commercial and Industrial Loans
C&I loans amounted to $558.1 million at June 30, 2024, down by $47.0 million, or 8%, from the balance at December 31, 2023.

In the first six months of 2024, C&I originations, advances and line utilization amounted to $26.3 million and were more than offset by payments. The net decrease in C&I also reflected reclassifications of $15.5 million to CRE, as noted above.

Shared national credit balances outstanding included in the C&I loan portfolio totaled $65.2 million and $66.3 million, respectively, at June 30, 2024 and December 31, 2023. All of these loans were included in the pass-rated category of commercial loan credit quality and were current with respect to contractual payment terms at both dates.

Management's Discussion and Analysis
Management considers the C&I portfolio to be well-diversified with loans across several industries. The following table presents a summary of C&I loan by industry segmentation:

(Dollars in thousands)	June 30, 2024		December 31, 2023
	Outstanding Balance (1)	% of Total	Outstanding Balance (1)	% of Total
C&I Portfolio Segmentation:
Healthcare and social assistance	$139,876	25%	$166,490	28%
Real estate rental and leasing	70,202	13	70,540	12
Transportation and warehousing	51,042	9	63,789	11
Manufacturing	48,818	9	54,905	9
Educational services	43,277	8	41,968	7
Retail trade	42,950	8	43,746	7
Finance and insurance	39,092	7	33,617	6
Information	22,720	4	22,674	4
Arts, entertainment, and recreation	21,460	4	22,249	4
Accommodation and food services	12,476	2	13,502	2
Professional, scientific, and technical services	8,309	1	7,998	1
Public administration	2,877	1	3,019	—
Other	54,976	9	60,575	9
Total C&I loans	$558,075	100%	$605,072	100%

Average C&I loan size (2)	$827		$844
Largest individual C&I loan outstanding	$24,684		$25,324
(1)Does not include unfunded commitments of $348.6 million and $341.9 million, respectively, as of June 30, 2024 and December 31, 2023.
(2)Total commitment (outstanding loan balance plus unfunded commitments) divided by number of loans.

Healthcare and social assistance totaled $139.9 million as of June 30, 2024, and is our largest single C&I segment, representing 25% of the total C&I portfolio. This segment includes specialty medical practices, elder services and community and mental health centers. At June 30, 2024, the credit quality of the healthcare and social assistance segment was 100% pass-rated. Also, there were no nonaccrual loans and all loans were current with respect to payment terms at June 30, 2024.

Residential Real Estate Loans
The residential real estate loan portfolio represented 45% of total loans at June 30, 2024, compared to 46% of total loans at December 31, 2023.

Residential real estate loans amounted to $2.6 billion at June 30, 2024, down by $45.9 million, or 2%, from the balance at December 31, 2023, as total origination activity has declined and a lower proportion of loans was originated for portfolio.

Management's Discussion and Analysis
The following is a geographic summary of residential real estate loans by property location:

(Dollars in thousands)	June 30, 2024		December 31, 2023
	Amount	% of Total	Amount	% of Total
Massachusetts	$1,887,955	74%	$1,928,206	74%
Rhode Island	482,712	19	481,289	19
Connecticut	159,463	6	165,933	6
Subtotal	2,530,130	99	2,575,428	99
All other states	28,403	1	29,050	1
Total (1)	$2,558,533	100%	$2,604,478	100%
(1)Includes residential mortgage loans purchased from and serviced by other financial institutions totaling $51.0 million and $53.4 million, respectively, as of June 30, 2024 and December 31, 2023.

Residential real estate loans are originated both for sale to the secondary market as well as for retention in the Bank’s loan portfolio. We also originate residential real estate loans for various investors in a broker capacity, including conventional mortgages and reverse mortgages.

The table below presents residential real estate loan origination activity:

(Dollars in thousands)	Three Months				Six Months
Periods ended June 30,	2024		2023		2024		2023
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Originations for retention in portfolio (1)	$26,520	19%	$148,694	66%	$50,994	21%	$258,462	71%
Originations for sale to the secondary market (2)	110,728	81	77,995	34	188,826	79	105,758	29
Total	$137,248	100%	$226,689	100%	$239,820	100%	$364,220	100%
(1)Includes the full commitment amount of homeowner construction loans.
(2)Includes brokered loans (loans originated for others).

Residential real estate loan origination and refinancing activities decreased in response to increases in market interest rates and changes in the housing markets. The proportion of residential real estate loans originated for portfolio has decreased for balance sheet management purposes.

The table below presents residential real estate loan sales activity:

(Dollars in thousands)
	Three Months				Six Months
Periods ended June 30,	2024		2023		2024		2023
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Loans sold with servicing rights retained	$24,570	22%	$28,727	44%	$48,627	27%	$45,841	49%
Loans sold with servicing rights released (1)	85,482	78	35,836	56	134,069	73	48,050	51
Total	$110,052	100%	$64,563	100%	$182,696	100%	$93,891	100%
(1)Includes brokered loans (loans originated for others).

We have active relationships with various secondary market investors that purchase residential real estate loans we originate. In addition to managing our interest rate risk position and earnings through the sale of these loans, we are also able to manage our liquidity position through timely sales of residential real estate loans to the secondary market.

Loans are sold with servicing retained or released. Loans sold with servicing rights retained result in the capitalization of servicing rights. Loan servicing rights are included in other assets and are subsequently amortized as an offset to mortgage banking revenues over the estimated period of servicing. The net balance of capitalized servicing rights amounted to

Management's Discussion and Analysis
$8.2 million and $8.5 million, respectively, as of June 30, 2024 and December 31, 2023. The balance of residential mortgage loans serviced for others, which are not included in the Unaudited Consolidated Balance Sheets, amounted to $1.4 billion and $1.5 billion, respectively, as of June 30, 2024 and December 31, 2023.

Consumer Loans
The consumer loan portfolio represented 6% of total loans at both June 30, 2024 and December 31, 2023.

Consumer loans include home equity loans and lines of credit and personal installment loans. Home equity lines of credit and home equity loans represented 94% of the total consumer portfolio at June 30, 2024. Our home equity line and home equity loan origination activities are conducted primarily in southern New England. The Bank estimates that approximately 50% of the combined home equity lines of credit and home equity loan balances are first lien positions or subordinate to other Washington Trust mortgages.

The consumer loan portfolio totaled $320.5 million at June 30, 2024, down by $11.3 million, or 3%, from December 31, 2023, largely reflecting a decrease in home equity lines.

Asset Quality
The Corporation continually monitors the asset quality of the loan portfolio using all available information.

In the course of resolving problem loans, the Corporation may choose to modify the contractual terms of certain loans. A loan that has been modified is considered a TLM when the modification is made to a borrower experiencing financial difficulty and the modification has a direct impact to the contractual cash flows. The decision to modify a loan, versus aggressively enforcing the collection of the loan, may benefit the Corporation by increasing the ultimate probability of collection. See Note 4 to the Unaudited Consolidated Financial Statements for additional information regarding TLMs.

Nonperforming Assets
Nonperforming assets include nonaccrual loans and OREO.

The following table presents nonperforming assets and additional asset quality data:

(Dollars in thousands)	June 30, 2024	December 31, 2023
Commercial:
Commercial real estate	$18,390	$32,827
Commercial & industrial	642	682
Total commercial	19,032	33,509
Residential Real Estate:
Residential real estate	9,744	9,626
Consumer:
Home equity	1,703	1,483
Other	—	—
Total consumer	1,703	1,483
Total nonaccrual loans	30,479	44,618
OREO, net	683	683
Total nonperforming assets	$31,162	$45,301

Nonperforming assets to total assets	0.43%	0.63%
Nonperforming loans to total loans	0.54%	0.79%
Total past due loans to total loans	0.21%	0.20%
Allowance for credit losses on loans to total loans	0.75%	0.73%
Allowance for credit losses on loans to nonaccrual loans	139.04%	92.02%
Accruing loans 90 days or more past due	$—	$—

Management's Discussion and Analysis
Nonaccrual Loans
During the six months ended June 30, 2024, the Corporation made no changes in its practices or policies concerning the placement of loans into nonaccrual status.

The following table presents the activity in nonaccrual loans:

(Dollars in thousands)	Three Months		Six Months
For the periods ended June 30,	2024	2023	2024	2023
Balance at beginning of period	$30,710	$13,980	$44,618	$12,846
Additions to nonaccrual status	556	600	988	3,170
Loans returned to accruing status	(369)	(1,329)	(14,133)	(1,439)
Loans charged-off	(53)	(52)	(123)	(113)
Loans transferred to other real estate owned	—	—	—	(683)
Payments, payoffs, and other changes	(365)	(2,792)	(871)	(3,374)
Balance at end of period	$30,479	$10,407	$30,479	$10,407

The following table presents additional detail on nonaccrual loans:

(Dollars in thousands)	June 30, 2024					December 31, 2023
		Days Past Due					Days Past Due
	Current	30-89	90 or More	Total Nonaccrual	% (1)	Current	30-89	90 or More	Total Nonaccrual	% (1)
Commercial:
Commercial real estate	$18,390	$—	$—	$18,390	0.84%	$32,827	$—	$—	$32,827	1.56%
Commercial & industrial	642	—	—	642	0.12	682	—	—	682	0.11
Total commercial	19,032	—	—	19,032	0.69	33,509	—	—	33,509	1.24
Residential Real Estate:
Residential real estate	2,819	3,023	3,902	9,744	0.38	4,105	3,512	2,009	9,626	0.37
Consumer:
Home equity	219	947	537	1,703	0.56	127	621	735	1,483	0.47
Other	—	—	—	—	—	—	—	—	—	—
Total consumer	219	947	537	1,703	0.53	127	621	735	1,483	0.45
Total nonaccrual loans	$22,070	$3,970	$4,439	$30,479	0.54%	$37,741	$4,133	$2,744	$44,618	0.79%
(1)    Percentage of nonaccrual loans to the total loans outstanding within the respective loan class.

There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at June 30, 2024.

As of June 30, 2024, the composition of nonaccrual loans was 62% commercial and 38% residential and consumer. This compared to 75% commercial and 25% residential and consumer as of December 31, 2023.

Total nonaccrual loans decreased by $14.1 million from the end of 2023, reflecting a decline in nonaccrual commercial real estate loans. Nonaccrual commercial real estate loans decreased by $14.4 million from the balance at December 31, 2023, primarily due to one loan secured by a healthcare facility that returned to accruing status in the first quarter of 2024.

As of June 30, 2024, the balance of nonaccrual commercial real estate loans consisted of two collateral dependent loans that were current with respect to payment terms. These loans were individually assessed for credit impairment and based on the estimated fair value of the collateral less estimated costs to sell (when appropriate), no specific reserves were deemed necessary at June 30, 2024. Of the total carrying value, $10.5 million is secured by an office property in Massachusetts and $7.9 million is secured by an office property in Connecticut and was modified as a TLM in 2023.

Management's Discussion and Analysis
As of June 30, 2024, the balance of nonaccrual residential mortgage loans was predominately secured by properties in Massachusetts, Connecticut, and Rhode Island. Included in total nonaccrual residential real estate loans at June 30, 2024 were four loans purchased for portfolio and serviced by others amounting to $1.1 million.  Management monitors the collection efforts of its third-party servicers as part of its assessment of the collectability of nonperforming loans.

Past Due Loans
The following table presents past due loans by category:

(Dollars in thousands)	June 30, 2024		December 31, 2023
	Amount	% (1)	Amount	% (1)
Commercial:
Commercial real estate	$—	—%	$—	—%
Commercial & industrial	2	—	10	—
Total commercial	2	—	10	—
Residential Real Estate:
Residential real estate	8,534	0.33	8,116	0.31
Consumer:
Home equity	3,324	1.10	3,196	1.02
Other	20	0.11	23	0.12
Total consumer	3,344	1.04	3,219	0.97
Total past due loans	$11,880	0.21%	$11,345	0.20%
(1)Percentage of past due loans to the total loans outstanding within the respective loan class.

As of both June 30, 2024 and December 31, 2023, the composition of past due loans (loans past due 30 days or more) was essentially all residential and consumer.

Total past due loans increased by $535 thousand from the end of 2023.

Total past due loans included $8.4 million of nonaccrual loans as of June 30, 2024, compared to $6.9 million as of December 31, 2023.

All loans 90 days or more past due at June 30, 2024 and December 31, 2023 were classified as nonaccrual.

Potential Problem Loans
The Corporation classifies certain loans as “substandard,” “doubtful,” or “loss” based on criteria consistent with guidelines provided by banking regulators.  Potential problem loans include classified accruing commercial loans that were less than 90 days past due at June 30, 2024 and other loans for which known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future. Potential problem loans are not included in the amounts of nonaccrual loans presented above.

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

Management has identified $24.2 million in potential problem loans at June 30, 2024, compared to $22.9 million at December 31, 2023. The balances of potential problem loans largely consisted of two CRE loans secured by office properties in Massachusetts and Connecticut. At June 30, 2024 and December 31, 2023, these loans were current with respect to payment terms.

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

The following table presents additional detail on the Corporation’s loan portfolio and associated allowance:

(Dollars in thousands)	June 30, 2024			December 31, 2023
	Loans	Related Allowance	Allowance / Loans	Loans	Related Allowance	Allowance / Loans
Individually analyzed loans	$20,431	$—	—%	$34,640	$97	0.28%
Pooled (collectively evaluated) loans	5,608,671	42,378	0.76	5,613,066	40,960	0.73
Total	$5,629,102	$42,378	0.75%	$5,647,706	$41,057	0.73%

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

The ACL on loans amounted to $42.4 million at June 30, 2024, up by $1.3 million, or 3%, from the balance at December 31, 2023. The ACL on loans as a percentage of total loans, also known as the reserve coverage ratio, was 0.75% at June 30, 2024, compared to 0.73% at December 31, 2023.

Management's Discussion and Analysis
The Corporation recorded a provision for credit losses on loans of $500 thousand and $1.4 million, respectively, for the three and six months ended June 30, 2024. The provision for credit losses recognized in 2024 reflected continued, yet subsiding, slowdown of loan prepayment speeds, modest commercial loan growth and was partially offset by improvements in our estimate of forecasted economic conditions.

Net charge-offs totaled $27 thousand for the three months ended June 30, 2024, compared to $37 thousand for the same period in 2023. For the six months ended June 30, 2024, net charge-offs totaled $79 thousand, compared to net charge-offs of $84 thousand for the same period in 2023.

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

(Dollars in thousands)	June 30, 2024			December 31, 2023
	Allocated ACL	ACL to Loans	Loans to Total Portfolio (1)	Allocated ACL	ACL to Loans	Loans to Total Portfolio (1)
Commercial:
Commercial real estate	$25,766	1.18%	39%	$24,144	1.15%	37%
Commercial & industrial	7,097	1.27	10	8,088	1.34	11
Total commercial	32,863	1.19	49	32,232	1.19	48
Residential Real Estate:
Residential real estate	8,102	0.32	45	7,403	0.28	46
Consumer:
Home equity	1,080	0.36	5	1,048	0.34	6
Other	333	1.80	1	374	1.95	—
Total consumer	1,413	0.44	6	1,422	0.43	6
Total ACL on loans at end of period	$42,378	0.75%	100%	$41,057	0.73%	100%
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

Management's Discussion and Analysis
The following table presents a summary of deposits:

(Dollars in thousands)	June 30, 2024		December 31, 2023		Change in Balance
	Amount	% of Total	Amount	% of Total	$	%
Noninterest-bearing demand deposits	$645,661	13%	$693,746	13%	($48,085)	(7%)
Interest-bearing demand deposits	532,316	11	504,959	9	27,357	5
NOW accounts	722,797	15	767,036	14	(44,239)	(6)
Money market accounts	1,086,088	22	1,096,959	21	(10,871)	(1)
Savings accounts	485,208	10	497,223	9	(12,015)	(2)
Time deposits (in-market)	1,164,839	22	1,134,187	22	30,652	3
Total in-market deposits	4,636,909	93	4,694,110	88	(57,201)	(1)
Wholesale brokered time deposits	339,217	7	654,050	12	(314,833)	(48)
Total deposits	$4,976,126	100%	$5,348,160	100%	($372,034)	(7%)

Total deposits amounted to $5.0 billion at June 30, 2024, compared to $5.3 billion at December 31, 2023.

Wholesale brokered time deposits decreased by $314.8 million, or 48%, from December 31, 2023, reflecting a shift in wholesale funding mix based on pricing. See disclosure regarding FHLB advances under the caption “Borrowings” below.

In-market deposits, which exclude wholesale brokered time deposits, were down by $57.2 million, or 1%, from the balance at December 31, 2023. In-market deposits continue to shift from relatively lower-cost products to higher-cost products, due to elevated market interest rates and increased competition.

As of June 30, 2024, in-market deposits were approximately 61% retail and 39% commercial. Our in-market deposits are well-diversified by industry and customer type. The average size of our in-market deposit accounts was approximately $35 thousand at June 30, 2024.

The following table presents a summary of the Bank’s uninsured deposits:

(Dollars in thousands)	June 30, 2024		December 31, 2023
	Balance	% of Total Deposits	Balance	% of Total Deposits
Uninsured Deposits:
Uninsured deposits (1)	$1,249,480	25%	$1,260,672	24%
Less: affiliate deposits (2)	90,948	2	92,645	2
Uninsured deposits, excluding affiliate deposits	1,158,532	23	1,168,027	22
Less: fully-collateralized preferred deposits (3)	174,028	3	204,327	4
Uninsured deposits, after exclusions	$984,504	20%	$963,700	18%
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

FHLB advances totaled $1.6 billion at June 30, 2024, up by $360.0 million, or 30%, from the balance at the end of 2023, reflecting a shift to utilize higher levels of FHLB advances and lower levels of wholesale brokered time certificates as a wholesale funding source.

For additional information regarding FHLB advances see Note 9 to the Unaudited Consolidated Financial Statements.

Management's Discussion and Analysis
Liquidity and Capital Resources
Liquidity Management
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand.  The Corporation’s primary source of liquidity is in-market deposits, which funded approximately 64% of total average assets in the six months ended June 30, 2024.  While the generally preferred funding strategy is to attract and retain low-cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace.  Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and brokered deposits), cash flows from the investment securities portfolio, and loan repayments.  Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs, although management has no intention to do so at this time.

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

The table below presents a summary of contingent liquidity balances by source:

(Dollars in thousands)	June 30, 2024	December 31, 2023
Contingent Liquidity:
Federal Home Loan Bank of Boston (1)	$801,539	$1,086,607
Federal Reserve Bank of Boston (2)	86,133	65,759
Noninterest-bearing cash	28,211	54,970
Unencumbered securities	685,946	680,857
Total contingent liquidity	$1,601,829	$1,888,193

Percentage of total contingent liquidity to uninsured deposits	128.2%	149.8%
Percentage of total contingent liquidity to uninsured deposits, after exclusions	162.7%	195.9%
(1)As of June 30, 2024 and December 31, 2023, loans with a carrying value of $3.5 billion and $3.4 billion, respectively, and securities available for sale with carrying values of $87.5 million and $94.3 million, respectively, were pledged to the FHLB resulting in this additional borrowing capacity.
(2)As of June 30, 2024 and December 31, 2023, loans with a carrying value of $87.5 million and $71.0 million, respectively, and securities available for sale with a carrying value of $13.7 million and $13.1 million, respectively, were pledged to the FRBB for the discount window resulting in this additional unused borrowing capacity.

In addition to the amounts presented above, the Bank also has access to a $40.0 million unused line of credit with the FHLB at June 30, 2024 and December 31, 2023. Furthermore, availability of $66.0 million and $65.0 million, respectively, at June 30, 2024 and December 31, 2023, was utilized to collateralize institutional deposits through standby letters of credit with the FHLB.

The ALCO establishes and monitors internal liquidity measures to manage liquidity exposure. Liquidity remained within target ranges established by the ALCO during the six months ended June 30, 2024.  Based on its assessment of the liquidity considerations described above, management believes the Corporation’s sources of funding meet anticipated funding needs.

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

Capital Resources
Total shareholders’ equity amounted to $471.0 million at June 30, 2024, down by $1.7 million from December 31, 2023. Net income of $21.8 million was offset by $19.3 million in dividend declarations and a decline of $5.2 million in the AOCL component of shareholders' equity. The decline in AOCL reflected a decrease in the fair value of available for sale debt securities due to changes in market interest rates, which was partially offset by the amortization of a loss on a previously terminated cash flow hedge. See Note 6 to the Unaudited Consolidated Financial Statements for additional discussion regarding the previously terminated cash flow hedge.

The Corporation declared a quarterly dividend of 56 cents per share for the three months ended June 30, 2024, unchanged from the 56 cents per share declared for the same period in 2023. On a year-to-date basis, dividend declarations totaled $1.12 per share in 2024, unchanged from the $1.12 per share declared in 2023.

The ratio of total equity to total assets amounted to 6.56% at both June 30, 2024 and December 31, 2023.  Book value per share was $27.61 at June 30, 2024, compared to $27.75 at December 31, 2023.

The Bancorp and the Bank are subject to various regulatory capital requirements and are considered “well capitalized,” with a total risk-based capital ratio of 11.81% at June 30, 2024, compared to 11.58% at December 31, 2023.

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

The Corporation utilizes the size and duration of the investment securities portfolio, the size and duration of the wholesale funding portfolio, interest rate contracts, and the pricing and structure of loans and deposits, to manage interest rate risk. The interest rate contracts may include interest rate swaps, caps, floors, and collars. These interest rate contracts involve, to varying degrees, credit risk and interest rate risk. Credit risk is the possibility that a loss may occur if a counterparty to a transaction fails to perform according to terms of the contract. The notional amount of the interest rate contracts is the amount upon which interest and other payments are based. The notional amount is not exchanged, and therefore, should not be taken as a measure of credit risk. See Note 6 to the Unaudited Consolidated Financial Statements for additional information.

The ALCO uses income simulation to measure interest rate risk inherent in the Corporation’s financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income over a 12-month horizon and a 13- to 24-month horizon. The simulations assume that the size and general composition of the Corporation’s balance sheet remain static over the simulation horizons, with the exception of certain deposit mix shifts from low-cost savings to higher-cost time deposits in selected interest rate scenarios. Additionally, the simulations take into account the specific repricing, maturity, call options, and prepayment characteristics of differing financial instruments that may vary under different interest rate scenarios. Mortgage-backed securities and residential real estate loans involve a level of risk that unforeseen changes in prepayment speeds may cause related cash flows to vary significantly in differing rate environments.  Such changes could affect the level of reinvestment risk associated with cash flow from these instruments, as well as their market value.  Changes in prepayment speeds could also increase or decrease the amortization of premium or accretion of discounts related to such instruments, thereby affecting interest income. The characteristics of financial instrument classes are reviewed periodically by the ALCO to ensure their accuracy and consistency.

Management's Discussion and Analysis
The increase of the Federal Funds target rate in recent years has resulted in higher rates paid on deposit balances and a shift of low-cost balances into higher-cost alternatives, which could continue into the future, particularly if interest rates remain elevated. As such, the ALCO has modeled deposit shifts out of these low-cost categories into higher-cost alternatives in the rising rate simulation scenarios presented above. Deposit balances may also be subject to possible outflow to non-bank alternatives in a rising rate environment, as well as due to heightened uncertainty in the banking industry. This may cause interest rate sensitivity to differ from the results as presented. Another significant simulation assumption is the sensitivity of savings deposits to fluctuations in interest rates. Income simulation results assume that changes in both savings deposit rates and balances are related to changes in short-term interest rates. The relationship between short-term interest rate changes and deposit rate and balance changes may differ from the ALCO’s estimates used in income simulation.

The ALCO reviews simulation results to determine whether the Corporation’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure.  As of June 30, 2024 and December 31, 2023, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Corporation. All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Corporation’s balance sheet remain stable.

The ALCO regularly reviews a wide variety of interest rate shift scenario results to evaluate interest rate risk exposure, including parallel changes in interest rates and scenarios showing the effect of steepening or flattening changes in the yield curve.  Because income simulations assume that the Corporation’s balance sheet will remain static over the simulation horizon, the results do not reflect adjustments in strategy that the ALCO could implement in response to rate shifts. It should also be noted that the static balance sheet assumption does not necessarily reflect the Corporation’s expectation for future balance sheet growth, which is a function of the business environment and customer behavior.

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

The following table sets forth the estimated change in net interest income from an unchanged rate scenario over the periods indicated for parallel changes in market interest rates using the Corporation’s on- and off-balance sheet financial instruments as of June 30, 2024 and December 31, 2023.  Interest rates are assumed to shift by parallel rate changes as shown in the table below. Further, deposits are assumed to have certain minimum rate levels below which they will not fall.  It should be noted that the rate scenarios shown do not necessarily reflect the ALCO’s view of the “most likely” change in interest rates over the periods indicated.

	June 30, 2024		December 31, 2023
	Months 1 - 12	Months 13 - 24	Months 1 - 12	Months 13 - 24
100 basis point rate decrease	(3.56)%	1.18%	(3.38)%	0.94%
200 basis point rate decrease	(7.19)	1.95	(6.82)	1.53
300 basis point rate decrease	(10.95)	1.88	(10.38)	1.59
100 basis point rate increase	0.80	(6.92)	0.72	(6.08)
200 basis point rate increase	4.35	(9.13)	4.16	(7.57)
300 basis point rate increase	7.87	(11.45)	7.55	(9.21)

The relative change in interest rate sensitivity from December 31, 2023, as shown in the above table, was attributable to changes in balance sheet composition and market interest rates. As of June 30, 2024, the ALCO estimates that negative exposure of net interest income in Year 1 to falling rates as compared to an unchanged rate scenario results from a more rapid decline in earning asset yields compared to rates paid on deposits.  If market interest rates were to fall and remain lower for a sustained period, certain savings and time deposit rates could decline more slowly and by a lesser amount than other market interest rates.  For simulation purposes, deposit rate changes are anticipated to lag behind other market interest rates in both timing and magnitude.  Asset yields would likely decline more rapidly than deposit costs as holdings mature or reprice, since cash flow from mortgage-related prepayments and redemption of callable securities would increase as market interest rates fall. The negative exposure in down rate scenarios reflects the insensitivity of certain deposit rates to market interest rate

Management's Discussion and Analysis
declines as they approach their floors. The positive exposure to falling rates in Year 2 is attributable to continued downward repricing of liabilities as time deposits and wholesale funding are replaced with lower rates as they mature.

As of June 30, 2024, the positive exposure of net interest income in Year 1 to rising rates as compared to an unchanged rate scenario results from a more rapid projected relative rate of increase in asset yields than funding costs over the near term. As mentioned above, for simulation purposes, deposit rate changes are anticipated to lag behind other market interest rates in both timing and magnitude. The negative exposure to rising rates in Year 2 is due to a higher level of longer-term fixed rate assets, as well as larger proportion of wholesale funds to total sources of funds. Fixed rate assets would not reprice upward in a rising rate environment. Wholesale funds generally would reprice more quickly and by a greater amount than the repricing of in-market deposits in response to changes in market interest rates. Although asset yields would increase in a rising interest rate environment, the cumulative impact of relative growth in rate-sensitive higher-cost deposit categories and wholesale funds suggests that the increase in the Corporation’s cost of funds could result in a relative decline in net interest income in Year 2 compared to an unchanged rate scenario.

Additionally, the Corporation monitors the potential change in market value of its available for sale debt securities in changing interest rate environments.  The purpose is to determine market value exposure that may not be captured by income simulation, but which might result in changes to the Corporation’s capital position.  Results are calculated using industry-standard analytical techniques and securities data.

The following table summarizes the potential change in market value of the Corporation’s available for sale debt securities as of June 30, 2024 and December 31, 2023 resulting from immediate parallel rate shifts:

(Dollars in thousands)
Security Type	Down 100 Basis Points	Up 200 Basis Points
Obligations of U.S. government-sponsored enterprise securities (callable)	$7,400	($14,903)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	47,709	(92,477)
Trust preferred debt and other corporate debt securities	35	(87)
Total change in market value as of June 30, 2024	$55,144	($107,467)
Total change in market value as of December 31, 2023	$59,659	($117,334)

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

Item 4.  Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, of the Corporation’s disclosure controls and procedures as of the period ended June 30, 2024.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Corporation’s management including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.  The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

Internal Control Over Financial Reporting
There has been no change in the Corporation’s internal controls over financial reporting during the quarter ended June 30, 2024 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5.  Other Information
Insider Trading Arrangements
During the three months ended June 30, 2024, none of the Corporation’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6.  Exhibits
(a) Exhibits.  The following exhibits are included as part of this Form 10-Q:

Exhibit Number
10.1
2024 Executive Bonus Plan, effective January 1, 2024 - Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 28, 2024 (1) (2)

10.2
Wealth Management Business Building Incentive Plan, effective January 1, 2024 - Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 28, 2024 (1) (2)

10.3	Restricted Stock Unit Award Agreement for Employees Under Washington Trust Bancorp, Inc. 2022 Long Term Incentive Plan - Filed herewith. (2)
10.4	Performance Restricted Stock Unit Award Agreement for Employees Under Washington Trust Bancorp, Inc. 2022 Long Term Incentive Plan - Filed herewith. (2)
10.5	Restricted Stock Unit Award Agreement for Non-Employee Directors Under Washington Trust Bancorp, Inc. 2022 Long Term Incentive Plan - Filed herewith. (2)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Filed herewith.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Furnished herewith. (3)
101	The following materials from Washington Trust Bancorp, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2024 formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related Notes to these consolidated financial statements.
104	The cover page from the Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2024 has been formatted in Inline XBRL and contained in Exhibit 101.
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

WASHINGTON TRUST BANCORP, INC.
(Registrant)

Date:	August 6, 2024	By:	/s/ Edward O. Handy III
Edward O. Handy III
Chairman and Chief Executive Officer
(principal executive officer)

Date:	August 6, 2024	By:	/s/ Ronald S. Ohsberg
Ronald S. Ohsberg
Senior Executive Vice President, Chief Financial Officer, and Treasurer
(principal financial officer)

Date:	August 6, 2024	By:	/s/ Maria N. Janes
Maria N. Janes
Executive Vice President, Chief Accounting Officer, and Controller
(principal accounting officer)