Form 10-Q
period 2024-09-30
WASHINGTON TRUST BANCORP INC
filed 2024-11-07
CIK 737468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
	September 30, 2024	or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.
Commission file number:  001-32991
WASHINGTON TRUST BANCORP, INC.
(Exact name of registrant as specified in its charter)

Rhode Island	05-0404671
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

23 Broad Street
Westerly,	Rhode Island	02891
(Address of principal executive offices)		(Zip Code)

(401) 348-1200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
COMMON STOCK, $.0625 PAR VALUE PER SHARE	WASH	The NASDAQ Stock Market LLC

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
☐ Yes ☒ No
The number of shares of common stock of the registrant outstanding as of October 31, 2024 was 17,064,855.

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

PART I.  Financial Information
Item 1.  Financial Statements

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)
(Dollars in thousands, except par value)

	September 30, 2024	December 31, 2023
Assets:
Cash and due from banks	$206,971	$86,824
Short-term investments	3,772	3,360
Mortgage loans held for sale, at fair value	20,864	20,077
Available for sale debt securities, at fair value (amortized cost of $1,098,649, net of allowance for credit losses on securities of $0 at September 30, 2024; and amortized cost of $1,152,629; net of allowance for credit losses on securities of $0 at December 31, 2023)	973,266	1,000,380
Federal Home Loan Bank stock, at cost	57,439	51,893
Loans:
Total loans	5,514,870	5,647,706
Less: allowance for credit losses on loans	42,630	41,057
Net loans	5,472,240	5,606,649
Premises and equipment, net	32,145	32,291
Operating lease right-of-use assets	27,612	29,364
Investment in bank-owned life insurance	105,998	103,736
Goodwill	63,909	63,909
Identifiable intangible assets, net	3,089	3,711
Other assets	174,266	200,653
Total assets	$7,141,571	$7,202,847
Liabilities:
Deposits:
Noninterest-bearing deposits	$665,706	$693,746
Interest-bearing deposits	4,506,184	4,654,414
Total deposits	5,171,890	5,348,160
Federal Home Loan Bank advances	1,300,000	1,190,000
Junior subordinated debentures	22,681	22,681
Operating lease liabilities	30,237	32,027
Other liabilities	114,534	137,293
Total liabilities	6,639,342	6,730,161
Commitments and contingencies (Note 16)
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 60,000,000 shares; 17,363,457 shares issued and 17,058,413 shares outstanding at September 30, 2024 and 17,363,457 shares issued and 17,030,987 shares outstanding at December 31, 2023	1,085	1,085
Paid-in capital	126,698	126,150
Retained earnings	505,654	501,917
Accumulated other comprehensive loss	(117,158)	(141,153)
Treasury stock, at cost, 305,044 shares at September 30, 2024 and 332,470 shares at December 31, 2023	(14,050)	(15,313)
Total shareholders’ equity	502,229	472,686
Total liabilities and shareholders’ equity	$7,141,571	$7,202,847
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)
(Dollars and shares in thousands, except per share amounts)

		Three Months		Nine Months
	Periods ended September 30,	2024	2023	2024	2023
	Interest income:
	Interest and fees on loans	$75,989	$70,896	$227,865	$196,094
	Interest on mortgage loans held for sale	366	332	1,013	725
	Taxable interest on debt securities	6,795	7,271	20,835	21,868
	Dividends on Federal Home Loan Bank stock	1,262	878	3,459	2,333
	Other interest income	3,174	1,344	5,667	3,693
	Total interest and dividend income	87,586	80,721	258,839	224,713
	Interest expense:
	Deposits	37,203	34,069	111,963	83,362
	Federal Home Loan Bank advances	17,717	12,497	50,151	35,775
	Junior subordinated debentures	404	404	1,213	1,132
	Total interest expense	55,324	46,970	163,327	120,269
	Net interest income	32,262	33,751	95,512	104,444
	Provision for credit losses	200	500	1,400	2,000
	Net interest income after provision for credit losses	32,062	33,251	94,112	102,444
	Noninterest income:
	Wealth management revenues	9,989	8,948	29,005	26,659
	Mortgage banking revenues	2,866	2,108	8,133	5,106
	Card interchange fees	1,321	1,267	3,741	3,667
	Service charges on deposit accounts	784	674	2,238	2,118
	Loan related derivative income	126	1,082	459	1,278
	Income from bank-owned life insurance	770	710	2,262	2,754
	Other income	416	437	4,257	1,252
	Total noninterest income	16,272	15,226	50,095	42,834
	Noninterest expense:
	Salaries and employee benefits	21,350	21,622	64,385	63,994
	Outsourced services	4,185	3,737	12,061	10,854
	Net occupancy	2,399	2,387	7,357	7,240
	Equipment	924	1,107	2,902	3,185
	Legal, audit, and professional fees	836	1,058	2,283	2,932
	FDIC deposit insurance costs	1,402	1,185	4,247	3,428
	Advertising and promotion	857	789	2,066	1,624
	Amortization of intangibles	206	211	622	635
	Other expenses	2,345	2,294	6,854	7,078
	Total noninterest expense	34,504	34,390	102,777	100,970
	Income before income taxes	13,830	14,087	41,430	44,308
	Income tax expense	2,849	2,926	8,698	9,079
	Net income	$10,981	$11,161	$32,732	$35,229

	Net income available to common shareholders	$10,973	$11,140	$32,732	$35,160
	Weighted average common shares outstanding - basic	17,058	17,019	17,048	17,034
	Weighted average common shares outstanding - diluted	17,140	17,041	17,115	17,063
Per share information:	Basic earnings per common share	$0.64	$0.65	$1.92	$2.06
	Diluted earnings per common share	$0.64	$0.65	$1.91	$2.06
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)
(Dollars in thousands)

	Three Months		Nine Months
Periods ended September 30,	2024	2023	2024	2023
Net income	$10,981	$11,161	$32,732	$35,229
Other comprehensive income (loss), net of tax:
Net change in fair value of available for sale debt securities	30,254	(32,785)	20,015	(29,414)
Net change in fair value of cash flow hedges	(1,108)	2,833	3,912	8,345
Net change in defined benefit plan obligations	22	45	68	135
Total other comprehensive income (loss), net of tax	29,168	(29,907)	23,995	(20,934)
Total comprehensive income (loss)	$40,149	($18,746)	$56,727	$14,295

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity (unaudited)
(Dollars and shares in thousands, except per share amounts)

For the three months ended September 30, 2024	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at June 30, 2024	17,058	$1,085	$125,898	$504,350	($146,326)	($14,050)	$470,957
Net income	—	—	—	10,981	—	—	10,981
Total other comprehensive income, net of tax	—	—	—	—	29,168	—	29,168
Cash dividends declared ($0.56 per share)	—	—	—	(9,677)	—	—	(9,677)
Share-based compensation	—	—	800	—	—	—	800
Balance at September 30, 2024	17,058	$1,085	$126,698	$505,654	($117,158)	($14,050)	$502,229

For the nine months ended September 30, 2024	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2023	17,031	$1,085	$126,150	$501,917	($141,153)	($15,313)	$472,686
Net income	—	—	—	32,732	—	—	32,732
Total other comprehensive income, net of tax	—	—	—	—	23,995	—	23,995
Cash dividends declared ($1.68 per share)	—	—	—	(28,995)	—	—	(28,995)
Share-based compensation	—	—	2,078	—	—	—	2,078
Exercise of stock options, issuance of other compensation-related equity awards, net of awards surrendered	27	—	(1,530)	—	—	1,263	(267)
Balance at September 30, 2024	17,058	$1,085	$126,698	$505,654	($117,158)	($14,050)	$502,229

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

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statement of Cash Flows (unaudited)
(Dollars in thousands)

	Nine months ended September 30,	2024	2023
	Cash flows from operating activities:
	Net income	$32,732	$35,229
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for credit losses	1,400	2,000
	Net gain on sale of bank-owned property	(988)	—
	Depreciation of premises and equipment	2,975	3,006
	Net amortization of premiums and discounts on debt securities and loans	878	1,033
	Amortization of intangibles	622	635
	Share-based compensation	2,078	1,569
	Tax expense from stock option exercises and other equity awards	(134)	—
	Income from bank-owned life insurance	(2,262)	(2,754)
	Net gains on loan sales, including changes in fair value	(6,599)	(3,446)
	Proceeds from sales of loans, net	296,376	169,392
	Loans originated for sale	(291,647)	(168,892)
	Decrease (increase) in operating lease right-of-use assets	1,752	(726)
	(Decrease) increase in operating lease liabilities	(1,790)	996
	Decrease (increase) in other assets	4,616	(38,002)
	(Decrease) increase in other liabilities	(1,161)	19,913
	Net cash provided by operating activities	38,848	19,953
	Cash flows from investing activities:
Purchases of:	Available for sale debt securities: Mortgage-backed	—	(39,967)
	Available for sale debt securities: Other	(1,050)	(20,221)
Maturities, calls, and principal payments of:	Available for sale debt securities: Mortgage-backed	53,553	55,088
	Available for sale debt securities: Other	500	250
	Net purchases of Federal Home Loan Bank stock	(5,546)	(9,205)
	Net decrease (increase) in loans	134,633	(494,909)
	Purchases of loans	(743)	(5,428)
	Proceeds from the sale of property acquired through foreclosure or repossession	680	—
	Purchases of premises and equipment	(3,519)	(3,524)
	Net proceeds from the sale of bank-owned property	1,669	—
	Proceeds from bank-owned life insurance	—	1,932
	Equity investments in real estate limited partnerships	(2,841)	(7,167)
	Purchases of other equity investments	(250)	(375)
	Net cash provided by (used in) investing activities	177,086	(523,526)
	Cash flows from financing activities:
	Net (decrease) increase in deposits	(176,270)	396,601
	Proceeds from Federal Home Loan Bank advances	1,970,000	2,895,000
	Repayments of Federal Home Loan Bank advances	(1,860,000)	(2,755,000)
	Treasury stock purchased	—	(8,741)
	Net proceeds from stock option exercises and issuance of other equity awards, net of awards surrendered	(267)	(637)
	Cash dividends paid	(28,838)	(29,063)
	Net cash (used in) provided by financing activities	(95,375)	498,160
	Net increase (decrease) in cash and cash equivalents	120,559	(5,413)
	Cash and cash equivalents at beginning of period	90,184	118,422
	Cash and cash equivalents at end of period	$210,743	$113,009

	Noncash Activities:
	Loans charged-off	$182	$157
	Loans transferred to property acquired through foreclosure or repossession	—	683
	Commitment for equity investments in real estate limited partnerships	178	3,967
	Supplemental Disclosures:
	Interest payments	$168,036	$107,270
	Income tax payments	6,976	6,826
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

The Corporation’s Unaudited Consolidated Financial Statements include the accounts of the Bancorp and its wholly-owned subsidiaries, except subsidiaries that are not deemed necessary to be consolidated.  Through consolidation, intercompany balances and transactions have been eliminated.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Note 3 - Securities
Available for Sale Debt Securities
The following tables present the amortized cost, gross unrealized holding gains, gross unrealized holding losses, ACL on securities, and fair value of securities by major security type and class of security:

(Dollars in thousands)
September 30, 2024	Amortized Cost	Unrealized Gains	Unrealized Losses	ACL	Fair Value
Available for Sale Debt Securities:
Obligations of U.S. government-sponsored enterprises	$250,350	$57	($18,463)	$—	$231,944
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	825,046	475	(106,614)	—	718,907
Obligations of states and political subdivisions	650	14	—	—	664
Individual name issuer trust preferred debt securities	9,410	—	(217)	—	9,193
Corporate bonds	13,193	—	(635)	—	12,558
Total available for sale debt securities	$1,098,649	$546	($125,929)	$—	$973,266

(Dollars in thousands)
December 31, 2023	Amortized Cost	Unrealized Gains	Unrealized Losses	ACL	Fair Value
Available for Sale Debt Securities:
Obligations of U.S. government-sponsored enterprises	$250,450	$15	($24,723)	$—	$225,742
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	879,597	246	(125,887)	—	753,956
Individual name issuer trust preferred debt securities	9,400	—	(607)	—	8,793
Corporate bonds	13,182	—	(1,293)	—	11,889
Total available for sale debt securities	$1,152,629	$261	($152,510)	$—	$1,000,380

Available for sale debt securities balances exclude accrued interest receivable of $2.9 million and $3.7 million, respectively, as of September 30, 2024 and December 31, 2023.

At September 30, 2024 and December 31, 2023, securities with a fair value of $302.3 million and $311.9 million, respectively, were pledged as collateral for FHLB borrowings, potential borrowings with the FRBB, certain public deposits, and for other purposes. See Note 9 for additional disclosure on FHLB borrowings.

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

(Dollars in thousands)
September 30, 2024	Amortized Cost	Fair Value
Due in one year or less	$98,591	$86,486
Due after one year to five years	532,937	478,995
Due after five years to ten years	224,772	195,878
Due after ten years	242,349	211,907
Total debt securities	$1,098,649	$973,266

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Included in the above table are debt securities with an amortized cost balance of $253.6 million and a fair value of $234.3 million at September 30, 2024 that are callable at the discretion of the issuers.  Final maturities of the callable securities range from 10 months to 20 years, with call features ranging from 1 month to 9 years.

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

The following tables summarize available for sale debt securities in an unrealized loss position, for which an ACL on securities has not been recorded, segregated by length of time that the securities have been in a continuous unrealized loss position:

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
September 30, 2024	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored enterprises	1	$20,000	($1)	18	$191,487	($18,462)	19	$211,487	($18,463)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	—	—	—	150	659,027	(106,614)	150	659,027	(106,614)
Individual name issuer trust preferred debt securities	—	—	—	3	9,193	(217)	3	9,193	(217)
Corporate bonds	—	—	—	4	12,558	(635)	4	12,558	(635)
Total	1	$20,000	($1)	175	$872,265	($125,928)	176	$892,265	($125,929)

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
December 31, 2023	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored enterprises	1	$19,824	($176)	20	$195,903	($24,547)	21	$215,727	($24,723)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	8	43,887	(262)	154	698,115	(125,625)	162	742,002	(125,887)
Individual name issuer trust preferred debt securities	—	—	—	3	8,793	(607)	3	8,793	(607)
Corporate bonds	—	—	—	4	11,889	(1,293)	4	11,889	(1,293)
Total	9	$63,711	($438)	181	$914,700	($152,072)	190	$978,411	($152,510)

There were no debt securities on nonaccrual status at September 30, 2024 and 2023 and, therefore there was no accrued interest related to debt securities reversed against interest income for the three and nine months ended September 30, 2024 and 2023.

As of September 30, 2024, the Corporation does not intend to sell the debt securities in an unrealized loss position and has determined that it is more-likely-than-not that the Corporation will not be required to sell each security before the recovery of its amortized cost basis. In addition, management does not believe that any of the securities are impaired due to reasons of credit quality. As further described below, management believes the unrealized losses on these debt securities are primarily attributable to changes in the investment spreads and interest rates. Therefore, no ACL was recorded at both September 30, 2024 and December 31, 2023.

Obligations of U.S. Government Agency and U.S. Government-Sponsored Enterprise Securities, including Mortgage-Backed Securities
The contractual cash flows for these securities are either explicitly or implicitly guaranteed by the U.S. government, are

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
highly rated by major credit rating agencies, and have a long history of no credit losses. The issuers of these securities continue to make timely principal and interest payments, and none of these securities were past due at September 30, 2024. Additionally, the Corporation utilizes a zero credit loss estimate for these securities.

Individual Name Issuer Trust Preferred Debt Securities
These securities in an unrealized loss position at September 30, 2024 included three trust preferred securities issued by three individual companies in the banking sector. Management reviewed the collectability of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings, including ratings in effect as of the reporting period date, as well as credit rating changes between the reporting period date and the filing date of this report, and other information.  As of September 30, 2024, there was one individual name issuer trust preferred debt security with an amortized cost of $2.0 million and unrealized losses of $140 thousand that was rated below investment grade by S&P. We noted no downgrades to below investment grade between September 30, 2024 and the filing date of this report.  Based on the information available through the filing date of this report, all individual name issuer trust preferred debt securities continue to accrue interest and make payments as expected with no payment deferrals or defaults on the part of the issuers.

Corporate Bonds
These securities in an unrealized loss position at September 30, 2024 included four corporate bond holdings issued by three individual companies in the financial services industry. Management reviewed the collectability of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings, including ratings in effect as of the reporting period date, as well as credit rating changes between the reporting period date and the filing date of this report, and other information. As of September 30, 2024, there was one corporate bond debt security with an amortized cost of $2.0 million and unrealized losses of $25 thousand that was rated below investment grade by S&P. We noted no downgrades to below investment grade between September 30, 2024 and the filing date of this report. Based on the information available through the filing date of this report, all corporate bond debt securities continue to accrue interest and make payments as expected with no payment deferrals or defaults on the part of the issuers.

Note 4 - Loans
The following table presents the carrying value of loans, segregated by class of loans:

(Dollars in thousands)	September 30, 2024	December 31, 2023
Commercial:
Commercial real estate (1)	$2,102,091	$2,106,359
Commercial & industrial (2)	566,279	605,072
Total commercial	2,668,370	2,711,431
Residential Real Estate:
Residential real estate (3)	2,529,397	2,604,478
Consumer:
Home equity	299,379	312,594
Other (4)	17,724	19,203
Total consumer	317,103	331,797
Total loans (5)	$5,514,870	$5,647,706
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
(3)Residential real estate consists of mortgage and homeowner construction loans secured by one- to four-family residential properties. Also, includes a $19 thousand negative basis adjustment associated with fair value hedges at September 30, 2024. See Note 6 for additional disclosure.
(4)Other consists of loans to individuals secured by general aviation aircraft and other personal installment loans.
(5)Includes net unamortized loan origination costs of $13.4 million and $13.0 million, respectively, at September 30, 2024 and December 31, 2023 and net unamortized premiums on loans purchased from and serviced by other financial institutions of $249 thousand and $286 thousand, respectively, at September 30, 2024 and December 31, 2023.

The carrying value of loans excludes accrued interest receivable of $22.6 million and $22.9 million, respectively, as of September 30, 2024 and December 31, 2023.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

As of September 30, 2024 and December 31, 2023, loans amounting to $3.3 billion and $3.4 billion, respectively, were pledged as collateral to the FHLB under a blanket pledge agreement and to the FRBB for the discount window. See Note 9 for additional disclosure regarding borrowings.

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

Past Due Loans
Past due status is based on the contractual payment terms of the loan. The following tables present an aging analysis of past due loans, segregated by class of loans:

(Dollars in thousands)		Days Past Due
September 30, 2024	Current	30-59	60-89	90 or More	Total Past Due	Total Loans
Commercial:
Commercial real estate	$2,091,615	$—	$10,476	$—	$10,476	$2,102,091
Commercial & industrial	566,276	3	—	—	3	566,279
Total commercial	2,657,891	3	10,476	—	10,479	2,668,370
Residential Real Estate:
Residential real estate	2,522,450	912	3,856	2,179	6,947	2,529,397
Consumer:
Home equity	296,579	1,520	533	747	2,800	299,379
Other	17,649	75	—	—	75	17,724
Total consumer	314,228	1,595	533	747	2,875	317,103
Total loans	$5,494,569	$2,510	$14,865	$2,926	$20,301	$5,514,870

(Dollars in thousands)		Days Past Due
December 31, 2023	Current	30-59	60-89	90 or More	Total Past Due	Total Loans
Commercial:
Commercial real estate	$2,106,359	$—	$—	$—	$—	$2,106,359
Commercial & industrial	605,062	10	—	—	10	605,072
Total commercial	2,711,421	10	—	—	10	2,711,431
Residential Real Estate:
Residential real estate	2,596,362	4,369	1,738	2,009	8,116	2,604,478
Consumer:
Home equity	309,398	2,349	112	735	3,196	312,594
Other	19,180	20	3	—	23	19,203
Total consumer	328,578	2,369	115	735	3,219	331,797
Total loans	$5,636,361	$6,748	$1,853	$2,744	$11,345	$5,647,706

Included in past due loans as of September 30, 2024 and December 31, 2023, were nonaccrual loans of $18.1 million and $6.9 million, respectively. In addition, all loans 90 days or more past due at September 30, 2024 and December 31, 2023 were classified as nonaccrual.

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

The following table is a summary of nonaccrual loans, segregated by class of loans:

(Dollars in thousands)	September 30, 2024			December 31, 2023
	Nonaccrual Loans			Nonaccrual Loans
	With an ACL	Without an ACL	Total	With an ACL	Without an ACL	Total
Commercial:
Commercial real estate	$10,475	$7,784	$18,259	$10,997	$21,830	$32,827
Commercial & industrial	—	616	616	—	682	682
Total commercial	10,475	8,400	18,875	10,997	22,512	33,509
Residential Real Estate:
Residential real estate	9,489	1,028	10,517	8,495	1,131	9,626
Consumer:
Home equity	1,750	—	1,750	1,483	—	1,483
Other	—	—	—	—	—	—
Total consumer	1,750	—	1,750	1,483	—	1,483
Total nonaccrual loans	$21,714	$9,428	$31,142	$20,975	$23,643	$44,618
Accruing loans 90 days or more past due			$—			$—

Nonaccrual loans of $13.0 million and $37.7 million, respectively, at September 30, 2024 and December 31, 2023 were current as to the payment of principal and interest.

As of September 30, 2024 and December 31, 2023, nonaccrual loans secured by one- to four-family residential property amounting to $2.4 million and $960 thousand, respectively, were in process of foreclosure.

There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at September 30, 2024.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents interest income recognized on nonaccrual loans:

(Dollars in thousands)	Three Months		Nine Months
Periods ended September 30,	2024	2023	2024	2023
Commercial:
Commercial real estate	$—	$474	$—	$1,344
Commercial & industrial	—	9	—	35
Total commercial	—	483	—	1,379
Residential Real Estate:
Residential real estate	139	82	332	341
Consumer:
Home equity	36	22	106	59
Other	—	1	—	3
Total consumer	36	23	106	62
Total	$175	$588	$438	$1,782

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

If the TLM successfully meets all repayment terms according to the modification documents for a specified period of time (generally 12 months) and the borrower is no longer experiencing financial difficulty, it would be declassified from TLM status. In addition, if a TLM is subsequently modified and the borrower is no longer experiencing financial difficulty, it would be declassified from TLM status.

During the three months ended September 30, 2024, there were no loans modified as a TLM.

The following table presents the carrying value of TLMs made during the nine months ended September 30, 2024, segregated by class of loans and type of concession granted:

(Dollars in thousands)
	Maturity Extension	Other-than-Insignificant Payment Delay	Total	% of Loan Class (1)
Commercial:
Commercial real estate	$—	$—	$—	—%
Commercial & industrial	616	—	616	—
Total commercial	616	—	616	—
Residential Real Estate:
Residential real estate	—	265	265	—
Total	$616	$265	$881	—%
(1)Percentage of TLMs to the total loans outstanding within the respective loan class.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents the carrying value of TLMs made during the three and nine months ended September 30, 2023, segregated by class of loans and type of concession granted:

(Dollars in thousands)
	Maturity Extension	Total	% of Loan Class (1)
Commercial:
Commercial real estate	$13,963	$13,963	1%
Commercial & industrial	—	—	—
Total commercial	13,963	13,963	1
Total	$13,963	$13,963	—%
(1)Percentage of TLMs to the total loans outstanding within the respective loan class.

The following table describes the financial effect of TLMs made during the nine months ended September 30, 2024, segregated by class of loans:

Nine months ended September 30, 2024	Financial Effect
Maturity Extension:
Commercial & industrial	Extended maturity by a weighted average of 120 months
Other-than-Insignificant Payment Delay:
Residential real estate	Provided payment delay for a weighted average period of 6 months

The following table describes the financial effect of TLMs made during the three and nine months ended September 30, 2023, segregated by class of loans:

Financial Effect
Maturity Extension:
Commercial real estate	Extended maturity by a weighted average period of 9 months

Management closely monitors the performance of TLMs to understand the effectiveness of the modifications. The following table presents an aging analysis, as of the date indicated, of TLMs that have been modified in the past 12 months:

(Dollars in thousands)		Days Past Due
September 30, 2024	Current	30-59	60-89	90 or More	Total Past Due	Total Loans
Commercial:
Commercial real estate	$7,519	$—	$—	$—	$—	$7,519
Commercial & industrial	881	—	—	—	—	881
Total commercial	8,400	—	—	—	—	8,400
Residential Real Estate:
Residential real estate	265	—	—	—	—	265
Total loans	$8,665	$—	$—	$—	$—	$8,665

There were no TLMs made in the previous 12 months for which there was a subsequent payment default.

There were no significant commitments to lend additional funds to borrowers experiencing financial difficulty whose loans were TLMs at September 30, 2024.

Individually Analyzed Loans
Individually analyzed loans are individually assessed for credit impairment and include nonaccrual commercial loans, TLMs, as well as certain other loans based on the underlying risk characteristics and the discretion of management to individually analyze such loans.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

As of September 30, 2024 and December 31, 2023, individually analyzed loans amounted to $19.9 million and $34.6 million, respectively, all of which were considered collateral dependent. For collateral dependent loans where management has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and repayment of the loan is to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. See Note 7 for additional disclosure regarding fair value of individually analyzed collateral dependent loans.

The following table presents the carrying value of collateral dependent individually analyzed loans:

(Dollars in thousands)	September 30, 2024		December 31, 2023
	Carrying Value	Related Allowance	Carrying Value	Related Allowance
Commercial:
Commercial real estate (1)	$18,259	$500	$32,827	$97
Commercial & industrial (2)	616	—	682	—
Total commercial	18,875	500	33,509	97
Residential Real Estate:
Residential real estate (3)	1,028	—	1,131	—
Total	$19,903	$500	$34,640	$97
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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table includes information on credit quality indicators and gross charge-offs for the Corporation’s loan portfolio, segregated by class of loans as of September 30, 2024:

(Dollars in thousands)	Term Loans Amortized Cost by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term Loans	Total
Commercial:
CRE:
Pass	$102,951	$411,548	$595,793	$363,292	$126,092	$440,220	$12,702	$998	$2,053,596
Special mention	—	—	—	—	—	6,291	—	—	6,291
Classified	20,518	7,784	—	—	—	13,902	—	—	42,204
Total CRE	123,469	419,332	595,793	363,292	126,092	460,413	12,702	998	2,102,091
Gross charge-offs	—	—	—	—	—	—	—	—	—

C&I:
Pass	36,394	51,886	134,880	24,008	45,534	167,399	86,116	500	546,717
Special mention	—	—	3,630	1,223	1,420	6,511	5,001	—	17,785
Classified	815	—	—	169	—	793	—	—	1,777
Total C&I	37,209	51,886	138,510	25,400	46,954	174,703	91,117	500	566,279
Gross charge-offs	24	—	—	—	—	—	—	—	24

Residential Real Estate:
Residential real estate:
Current (1)	61,973	412,283	780,622	633,280	239,234	395,077	—	—	2,522,469
Past due	—	288	—	—	510	6,149	—	—	6,947
Total residential real estate	61,973	412,571	780,622	633,280	239,744	401,226	—	—	2,529,416
Gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer:
Home equity:
Current	10,553	18,968	13,186	6,298	2,368	4,580	227,817	12,809	296,579
Past due	—	196	100	—	142	873	899	590	2,800
Total home equity	10,553	19,164	13,286	6,298	2,510	5,453	228,716	13,399	299,379
Gross charge-offs	—	—	—	—	—	—	—	—	—

Other:
Current	3,266	4,774	3,046	2,241	857	3,228	237	—	17,649
Past due	41	—	24	9	—	1	—	—	75
Total other	3,307	4,774	3,070	2,250	857	3,229	237	—	17,724
Gross charge-offs	153	—	—	—	2	3	—	—	158

Total loans, amortized cost	$236,511	$907,727	$1,531,281	$1,030,520	$416,157	$1,045,024	$332,772	$14,897	$5,514,889
Total gross charge-offs	$177	$—	$—	$—	$2	$3	$—	$—	$182
(1)Excludes a $19 thousand negative basis adjustment associated with fair value hedges. See Note 6 for additional disclosure.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table includes information on credit quality indicators and gross charge-offs for the Corporation’s loan portfolio, segregated by class of loans as of December 31, 2023:

(Dollars in thousands)	Term Loans Amortized Cost by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term Loans	Total
Commercial:
CRE:
Pass	$327,139	$598,946	$396,468	$168,451	$167,484	$333,356	$42,095	$1,032	$2,034,971
Special mention	—	—	—	—	—	16,630	—	—	16,630
Classified	21,830	—	18,430	—	14,498	—	—	—	54,758
Total CRE	348,969	598,946	414,898	168,451	181,982	349,986	42,095	1,032	2,106,359
Gross charge-offs	—	—	—	—	—	373	—	—	373

C&I:
Pass	55,607	124,894	52,282	49,812	72,876	145,361	90,664	587	592,083
Special mention	11,119	—	—	—	181	—	—	—	11,300
Classified	—	818	189	—	682	—	—	—	1,689
Total C&I	66,726	125,712	52,471	49,812	73,739	145,361	90,664	587	605,072
Gross charge-offs	37	—	—	—	—	—	—	—	37

Residential Real Estate:
Residential real estate:
Current	431,563	808,442	666,447	255,554	113,462	320,894	—	—	2,596,362
Past due	—	—	—	886	594	6,636	—	—	8,116
Total residential real estate	431,563	808,442	666,447	256,440	114,056	327,530	—	—	2,604,478
Gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer:
Home equity:
Current	24,925	14,997	6,829	2,919	1,982	3,696	241,459	12,591	309,398
Past due	—	—	—	—	130	829	1,301	936	3,196
Total home equity	24,925	14,997	6,829	2,919	2,112	4,525	242,760	13,527	312,594
Gross charge-offs	—	—	—	—	—	—	—	—	—

Other:
Current	6,777	3,530	3,685	1,001	120	3,824	243	—	19,180
Past due	21	—	—	—	—	—	2	—	23
Total other	6,798	3,530	3,685	1,001	120	3,824	245	—	19,203
Gross charge-offs	159	—	8	—	—	—	—	—	167

Total loans, amortized cost	$878,981	$1,551,627	$1,144,330	$478,623	$372,009	$831,226	$375,764	$15,146	$5,647,706
Total gross charge-offs	$196	$—	$8	$—	$—	$373	$—	$—	$577

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

The following table presents the activity in the ACL on loans for the three months ended September 30, 2024:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$25,766	$7,097	$32,863	$8,102	$1,080	$333	$1,413	$42,378
Charge-offs	—	(4)	(4)	—	—	(55)	(55)	(59)
Recoveries	—	2	2	—	1	8	9	11
Provision	(8)	308	300	(39)	5	34	39	300
Ending Balance	$25,758	$7,403	$33,161	$8,063	$1,086	$320	$1,406	$42,630

The following table presents the activity in the ACL on loans for the nine months ended September 30, 2024:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$24,144	$8,088	$32,232	$7,403	$1,048	$374	$1,422	$41,057
Charge-offs	—	(24)	(24)	—	—	(158)	(158)	(182)
Recoveries	—	19	19	—	8	28	36	55
Provision	1,614	(680)	934	660	30	76	106	1,700
Ending Balance	$25,758	$7,403	$33,161	$8,063	$1,086	$320	$1,406	$42,630

The following table presents the activity in the ACL on loans for the three months ended September 30, 2023:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$22,026	$9,428	$31,454	$6,442	$1,039	$408	$1,447	$39,343
Charge-offs	—	(5)	(5)	—	—	(39)	(39)	(44)
Recoveries	—	1	1	—	7	6	13	14
Provision	1,659	(1,002)	657	276	(54)	21	(33)	900
Ending Balance	$23,685	$8,422	$32,107	$6,718	$992	$396	$1,388	$40,213

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents the activity in the ACL on loans for the nine months ended September 30, 2023:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$18,435	$10,356	$28,791	$7,740	$1,115	$381	$1,496	$38,027
Charge-offs	—	(25)	(25)	—	—	(132)	(132)	(157)
Recoveries	—	10	10	—	10	23	33	43
Provision	5,250	(1,919)	3,331	(1,022)	(133)	124	(9)	2,300
Ending Balance	$23,685	$8,422	$32,107	$6,718	$992	$396	$1,388	$40,213

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

Interest Rate Risk Management Agreements
Interest rate risk management agreements, such as swaps, caps, floors, and collars, are used from time to time as part of the Corporation’s interest rate risk management strategy. Interest rate swaps are agreements in which the Corporation and another party agree to exchange interest payments (e.g., fixed-rate for variable-rate payments or variable-rate for fixed-rate payments) computed on a notional principal amount. Interest rate caps and floors represent options purchased by the Corporation to manage the interest rate paid throughout the term of the option contract. An interest rate collar is a derivative instrument that represents simultaneously buying an interest rate cap and selling an interest rate floor. The credit risk associated with these transactions is the risk of default by the counterparty. To minimize this risk, the Corporation enters into interest rate agreements only with highly rated counterparties that management believes to be creditworthy. The notional amounts of these agreements do not represent amounts exchanged by the parties and, thus, are not a measure of the potential loss exposure.

Cash Flow Hedging Instruments
As of September 30, 2024 and December 31, 2023, the Corporation had interest rate swap contracts that were designated as cash flow hedges. In addition, at September 30, 2024, the Corporation had an interest rate collar that was designated as a cash flow hedge. These cash flow hedges were executed to hedge the interest rate risk associated with short-term borrowings. See Note 9 for additional disclosure on borrowings.

On March 31, 2023, the Corporation terminated an interest rate swap contract that was designated as a cash flow hedge to hedge the interest rate risk associated with a pool of variable rate commercial loans. On the termination date, the derivative liability was derecognized. The loss on this interest rate swap included in the AOCL component of shareholders’ equity was updated to its termination date fair value of $26.5 million, or $20.1 million after tax. This loss is being amortized into earnings as a reduction of interest income on a straight-line basis over the remaining life of the original interest rate swap term, or through May 1, 2026. At September 30, 2024, the remaining unamortized balance of the loss included in the AOCL component of shareholders’ equity was $13.6 million, or $10.1 million after tax.

The changes in fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) and subsequently reclassified to earnings when gains or losses are realized.

Fair Value Hedging Instruments
As of September 30, 2024, the Corporation had interest rate swap contracts that were designated as fair value hedges. The fair value hedges were executed to hedge the interest rate risk associated with a closed-pool of fixed-rate residential real estate loans (the “hedged item”). See Note 4 for additional disclosure on residential real estate loans.

The hedged item is measured at fair value through a basis adjustment recognized on the balance sheet. The changes in fair

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
value of derivatives designated as fair value hedges, as well as the offsetting changes in fair value of the hedged item are recognized in earnings.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents the notional amounts and fair values of derivative instruments in the Unaudited Consolidated Balance Sheets:

(Dollars in thousands)	September 30, 2024			December 31, 2023
		Fair Value			Fair Value
	Notional Amounts	Derivative Assets	Derivative Liabilities	Notional Amounts	Derivative Assets	Derivative Liabilities
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate swaps (1)	$120,000	$307	$1,640	$120,000	$802	$1,119
Interest rate collar	50,000	—	198	—	—	—
Derivatives Designated as Fair Value Hedging Instruments:
Interest rate risk management contracts:
Interest rate swaps	100,000	33	14	—	—	—
Derivatives not Designated as Hedging Instruments:
Loan related derivative contracts:
Interest rate contracts with customers	902,068	8,069	36,501	938,872	6,594	52,102
Mirror contracts with counterparties	902,068	36,346	8,206	938,872	51,859	6,757
Risk participation agreements	340,822	58	1	321,055	66	1
Mortgage loan commitments:
Interest rate lock commitments	41,191	684	—	20,980	504	1
Forward sale commitments	76,213	78	513	50,117	18	711
Gross amounts		45,575	47,073		59,843	60,691
Less: amounts offset (2)		8,528	8,528		7,877	7,877
Derivative balances, net of offset		37,047	38,545		51,966	52,814
Less: collateral pledged (3)		—	—		—	—
Net amounts		$37,047	$38,545		$51,966	$52,814
(1)The fair value of derivative assets includes accrued interest receivable of $218 thousand and $239 thousand, respectively, at September 30, 2024 and December 31, 2023. There was no accrued interest payable included in the fair value of derivative liabilities at September 30, 2024 or at December 31, 2023.
(2)Interest rate risk management contracts and loan related derivative contracts with counterparties are subject to master netting arrangements.
(3)Collateral contractually required to be pledged to derivative counterparties is in the form of cash. Washington Trust may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

The following table presents the effect of derivative instruments in the Unaudited Consolidated Statements of Changes in Shareholders’ Equity:

(Dollars in thousands)	Amounts Recognized in Other Comprehensive Income (Loss), Net of Tax
	Three Months		Nine Months
Periods ended September 30,	2024	2023	2024	2023
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate swaps	($992)	$2,833	$4,059	$8,345
Interest rate collar	(116)	—	(147)	—
Total	($1,108)	$2,833	$3,912	$8,345

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents the effect of derivative instruments in the Unaudited Consolidated Statements of Income:

(Dollars in thousands)		Amount of Gain (Loss) Recognized in the Unaudited Consolidated Statements of Income
		Three Months		Nine Months
Periods ended September 30,	Statement of Income Location	2024	2023	2024	2023
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate swaps	Interest income: Interest and fees on loans	(2,164)	(2,164)	(6,441)	(7,065)
Interest rate swaps	Interest expense: FHLB advances	487	631	1,475	1,022
Derivatives Designated as Fair Value Hedging Instruments:
Interest rate risk management contracts:
Interest rate swaps	Interest income: Interest and fees on loans	19	—	19	—
Hedged item	Interest income: Interest and fees on loans	(19)	—	(19)	—
Derivatives not Designated as Hedging Instruments:
Loan related derivative contracts:
Interest rate contracts with customers	Loan related derivative income	$22,742	($18,684)	($2,615)	($28,044)
Mirror interest rate contracts with counterparties	Loan related derivative income	(22,733)	20,291	2,981	29,815
Risk participation agreements	Loan related derivative income	117	(525)	93	(493)
Mortgage loan commitments:
Interest rate lock commitments	Mortgage banking revenues	(20)	(17)	180	174
Forward sale commitments	Mortgage banking revenues	(432)	456	(189)	814
Total		($2,003)	($12)	($4,516)	($3,777)
For derivatives designated as cash flow hedging instruments in the table above, the amounts represent the pre-tax reclassifications from AOCL into earnings.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents a summary of mortgage loans held for sale accounted for under the fair value option:

(Dollars in thousands)	September 30, 2024	December 31, 2023
Aggregate fair value	$20,864	$20,077
Aggregate principal balance	20,389	19,480
Difference between fair value and principal balance	$475	$597

Changes in fair value of mortgage loans held for sale accounted for under the fair value option election are included in mortgage banking revenues in the Unaudited Consolidated Statements of Income. Changes in fair value amounted to decreases in mortgage banking revenues of $31 thousand and $122 thousand, respectively, for the three and nine months ended September 30, 2024. This compared to decreases in mortgage banking revenues of $39 thousand and $21 thousand, respectively, for the three and nine months ended September 30, 2023.

There were no mortgage loans held for sale 90 days or more past due as of September 30, 2024 and December 31, 2023.

Valuation Techniques
Debt Securities
Available for sale debt securities are recorded at fair value on a recurring basis. When available, the Corporation uses quoted market prices to determine the fair value of debt securities; such items are classified as Level 1. There were no Level 1 debt securities held at September 30, 2024 and December 31, 2023.

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

Debt securities not actively traded whose fair value is determined through the use of cash flows utilizing inputs that are unobservable are classified as Level 3. There were no Level 3 debt securities held at September 30, 2024 and December 31, 2023.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Derivatives
Interest rate derivative contracts are traded in over-the-counter markets where quoted market prices are not readily available.  Fair value measurements are determined using independent valuation software, which utilizes the present value of future cash flows discounted using market observable inputs such as forward rate assumptions. The Corporation evaluates the credit risk of its counterparties, as well as that of the Corporation.  Accordingly, factors such as the likelihood of default by the Corporation and its counterparties, its net exposures, and remaining contractual life are considered in determining if any fair value adjustments related to credit risk are required.  Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of collateral securing the position, if any. The Corporation has determined that the majority of the inputs used to value its derivative positions fall within Level 2 of the fair value hierarchy. However, the credit valuation adjustments utilize Level 3 inputs. As of September 30, 2024 and December 31, 2023, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Corporation has classified its derivative valuations in their entirety as Level 2.

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

Items Recorded at Fair Value on a Recurring Basis
The following tables present the balances of assets and liabilities reported at fair value on a recurring basis:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2024
Assets:
Available for sale debt securities:
Obligations of U.S. government-sponsored enterprises	$231,944	$—	$231,944	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	718,907	—	718,907	—
Obligations of states and political subdivisions	664	—	664	—
Individual name issuer trust preferred debt securities	9,193	—	9,193	—
Corporate bonds	12,558	—	12,558	—
Mortgage loans held for sale	20,864	—	20,864	—
Derivative assets	37,047	—	37,047	—
Total assets at fair value on a recurring basis	$1,031,177	$—	$1,031,177	$—
Liabilities:
Derivative liabilities	$38,545	$—	$38,545	$—
Total liabilities at fair value on a recurring basis	$38,545	$—	$38,545	$—

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2023
Assets:
Available for sale debt securities:
Obligations of U.S. government-sponsored enterprises	$225,742	$—	$225,742	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	753,956	—	753,956	—
Individual name issuer trust preferred debt securities	8,793	—	8,793	—
Corporate bonds	11,889	—	11,889	—
Mortgage loans held for sale	20,077	—	20,077	—
Derivative assets	51,966	—	51,966	—
Total assets at fair value on a recurring basis	$1,072,423	$—	$1,072,423	$—
Liabilities:
Derivative liabilities	$52,814	$—	$52,814	$—
Total liabilities at fair value on a recurring basis	$52,814	$—	$52,814	$—

Items Recorded at Fair Value on a Nonrecurring Basis
The following table presents the carrying value of assets held at September 30, 2024, which were written down to fair value during the nine months ended September 30, 2024:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Collateral dependent individually analyzed loan	$9,976	$—	$—	$9,976
Loan servicing rights	7,773	—	—	7,773
Total assets at fair value on a nonrecurring basis	$17,749	$—	$—	$17,749

The following table presents the carrying value of assets held at December 31, 2023, which were written down to fair value during the year ended December 31, 2023.

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Collateral dependent individually analyzed loans	$8,050	$—	$—	$8,050
Loan servicing rights	8,512	—	—	8,512
Total assets at fair value on a nonrecurring basis	$16,562	$—	$—	$16,562

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following tables present valuation techniques and unobservable inputs for assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
September 30, 2024
Collateral dependent individually analyzed loan	$9,976	Appraisals of collateral	Discount for costs to sell	2%
			Appraisal adjustments	0%

Loan servicing rights	7,773	Discounted cash flow	Discount rates	10% - 14% (10%)
			Prepayment rates	5% - 42% (9%)

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Inputs Utilized (Weighted Average)
December 31, 2023
Collateral dependent individually analyzed loans	$8,050	Appraisals of collateral	Discount for costs to sell	0%
			Appraisal adjustments	0%

Loan servicing rights	8,512	Discounted cash flow	Discount rates	10% - 14% (10%)
			Prepayment rates	6% - 53% (9%)

Items for which Fair Value is Only Disclosed
The estimated fair values and related carrying amounts for financial instruments for which fair value is only disclosed are presented in the tables below:

(Dollars in thousands)
September 30, 2024	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$210,743	$210,743	$210,743	$—	$—
Loans, net of allowance for credit losses on loans (1)	5,472,240	5,297,579	—	—	5,297,579
FHLB stock	57,439	57,439	—	57,439	—
Investment in BOLI	105,998	105,998	—	105,998	—

Financial Liabilities:
Non-maturity deposits	$3,584,267	$3,584,267	$—	$3,584,267	$—
Time deposits	1,587,623	1,581,094	—	1,581,094	—
FHLB advances	1,300,000	1,309,214	—	1,309,214	—
Junior subordinated debentures	22,681	19,254	—	19,254	—
(1)The estimated fair value excludes a $19 thousand negative basis adjustment associated with fair value hedges. See Note 6 for additional disclosure.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)
December 31, 2023	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$90,184	$90,184	$90,184	$—	$—
Loans, net of allowance for credit losses on loans	5,606,649	5,365,396	—	—	5,365,396
FHLB stock	51,893	51,893	—	51,893	—
Investment in BOLI	103,736	103,736	—	103,736	—

Financial Liabilities:
Non-maturity deposits	$3,559,923	$3,559,923	$—	$3,559,923	$—
Time deposits	1,788,237	1,773,643	—	1,773,643	—
FHLB advances	1,190,000	1,192,262	—	1,192,262	—
Junior subordinated debentures	22,681	19,228	—	19,228	—

Note 8 - Deposits
The following table presents a summary of deposits:

(Dollars in thousands)	September 30, 2024	December 31, 2023
Noninterest-bearing:
Noninterest-bearing demand deposits	$665,706	$693,746
Interest-bearing:
Interest-bearing demand deposits	596,319	504,959
NOW accounts	685,531	767,036
Money market accounts	1,146,426	1,096,959
Savings accounts	490,285	497,223
Time deposits (1)	1,587,623	1,788,237
Total interest-bearing deposits	4,506,184	4,654,414
Total deposits	$5,171,890	$5,348,160
(1)Includes wholesale brokered time deposit balances of $380.0 million and $654.1 million, respectively, as of September 30, 2024 and December 31, 2023.

The following table presents scheduled maturities of time certificates of deposit:

(Dollars in thousands)	Scheduled Maturity	Weighted Average Rate
October 1, 2024 to December 31, 2024	$566,377	4.41%
2025	860,815	4.46
2026	99,877	3.18
2027	31,043	3.27
2028	24,627	3.69
2029 and thereafter	4,884	2.75
Balance at September 30, 2024	$1,587,623	4.32%

Time certificates of deposit in denominations of $250 thousand or more totaled $330.9 million and $271.2 million, respectively, at September 30, 2024 and December 31, 2023.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Note 9 - Borrowings
Advances payable to the FHLB amounted to $1.3 billion and $1.2 billion, respectively, at September 30, 2024 and December 31, 2023. At September 30, 2024, the Corporation had interest rate swaps with a notional amount of $120.0 million, as well as an interest rate collar with a notional amount of $50.0 million, that were designated as cash flow hedges to hedge the interest rate risk associated with short-term FHLB advances. See Note 6 for additional disclosure on derivatives.

The Bank had available borrowing capacity of $931.0 million and $1.1 billion, respectively, with the FHLB at September 30, 2024 and December 31, 2023. The Bank pledges certain qualified investment securities and loans as collateral to the FHLB.

In addition, the Bank had access to a $40.0 million unused line of credit with the FHLB at both September 30, 2024 and December 31, 2023. Furthermore, the Bank had standby letters of credit with the FHLB of $66.0 million and $65.0 million, respectively, at September 30, 2024 and December 31, 2023, to collateralize institutional deposits.

The following table presents maturities and weighted average interest rates on FHLB advances outstanding as of September 30, 2024:

(Dollars in thousands)	Scheduled Maturity	Weighted Average Rate
October 1, 2024 to December 31, 2024	$450,000	5.38%
2025	475,000	5.06
2026	165,000	4.54
2027	45,000	4.24
2028	85,000	4.35
2029 and thereafter	80,000	3.82
Balance at September 30, 2024	$1,300,000	4.96%

Note 10 - Shareholders' Equity
Stock Repurchase Program
The 2024 Repurchase Program authorizes the repurchase of up to 850,000 shares, or approximately 5%, of the Bancorp’s outstanding common stock. This authority may be exercised from time to time and in such amounts as market conditions warrant, and subject to regulatory considerations. The timing and actual numbers of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The 2024 Repurchase Program commenced on January 1, 2024 and expires on December 31, 2024, and may be modified, suspended, or discontinued at any time. As of September 30, 2024, no shares have been repurchased under the 2024 Repurchase Program.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Regulatory Capital Requirements
Capital levels at September 30, 2024 exceeded the regulatory minimum levels to be considered “well capitalized.”

The following table presents the Corporation’s and the Bank’s actual capital amounts and ratios, as well as the corresponding minimum and well capitalized regulatory amounts and ratios that were in effect during the respective periods:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2024
Total Capital (to Risk-Weighted Assets):
Corporation	$618,974	12.21%	$405,397	8.00%	N/A	N/A
Bank	612,980	12.10	405,250	8.00	$506,562	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	577,073	11.39	304,048	6.00	N/A	N/A
Bank	571,079	11.27	303,937	6.00	405,250	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
Corporation	555,077	10.95	228,036	4.50	N/A	N/A
Bank	571,079	11.27	227,953	4.50	329,265	6.50
Tier 1 Capital (to Average Assets): (1)
Corporation	577,073	7.85	293,972	4.00	N/A	N/A
Bank	571,079	7.77	293,870	4.00	367,338	5.00

December 31, 2023
Total Capital (to Risk-Weighted Assets):
Corporation	611,220	11.58	422,259	8.00	N/A	N/A
Bank	605,289	11.47	422,131	8.00	527,663	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	572,960	10.86	316,694	6.00	N/A	N/A
Bank	567,029	10.75	316,598	6.00	422,131	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
Corporation	550,964	10.44	237,521	4.50	N/A	N/A
Bank	567,029	10.75	237,449	4.50	342,981	6.50
Tier 1 Capital (to Average Assets): (1)
Corporation	572,960	7.80	293,837	4.00	N/A	N/A
Bank	567,029	7.72	293,742	4.00	367,177	5.00
(1)    Leverage ratio.

In addition to the minimum regulatory capital required for capital adequacy outlined in the table above, the Corporation and the Bank are required to maintain a minimum capital conservation buffer, in the form of common equity, of 2.50%, resulting in a requirement for the Corporation and the Bank to effectively maintain total capital, Tier 1 capital, and common equity Tier 1 capital ratios of 10.50%, 8.50%, and 7.00%, respectively. The Corporation and the Bank must maintain the capital conservation buffer to avoid restrictions on the ability to pay dividends and discretionary bonuses. The Corporation’s and the Bank’s capital levels exceeded the minimum regulatory capital requirements plus the capital conservation buffer at September 30, 2024 and December 31, 2023.

The Bancorp owns the common stock of two capital trusts, which have issued trust preferred securities. In accordance with GAAP, the capital trusts are treated as unconsolidated subsidiaries. At both September 30, 2024 and December 31, 2023, $22.0 million in trust preferred securities were included in the Tier 1 capital of the Corporation for regulatory capital reporting purposes pursuant to the capital adequacy guidelines of the Federal Reserve.

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

For the three months ended September 30,	2024		2023
(Dollars in thousands)	Revenue (1)	ASC 606 Revenue (2)	Revenue (1)	ASC 606 Revenue (2)
Net interest income	$32,262	$—	$33,751	$—
Noninterest income:
Wealth management revenues	9,989	9,989	8,948	8,948
Mortgage banking revenues	2,866	—	2,108	—
Card interchange fees	1,321	1,321	1,267	1,267
Service charges on deposit accounts	784	784	674	674
Loan related derivative income	126	—	1,082	—
Income from bank-owned life insurance	770	—	710	—
Other income	416	313	437	329
Total noninterest income	16,272	12,407	15,226	11,218
Total revenues	$48,534	$12,407	$48,977	$11,218
(1)As reported in the Unaudited Consolidated Statements of Income.
(2)Revenue from contracts with customers in scope of ASC 606.

For the nine months ended September 30,	2024		2023
(Dollars in thousands)	Revenue (1)	ASC 606 Revenue (2)	Revenue (1)	ASC 606 Revenue (2)
Net interest income	$95,512	$—	$104,444	$—
Noninterest income:
Wealth management revenues	29,005	29,005	26,659	26,659
Mortgage banking revenues	8,133	—	5,106	—
Card interchange fees	3,741	3,741	3,667	3,667
Service charges on deposit accounts	2,238	2,238	2,118	2,118
Loan related derivative income	459	—	1,278	—
Income from bank-owned life insurance	2,262	—	2,754	—
Other income	4,257	869	1,252	949
Total noninterest income	50,095	35,853	42,834	33,393
Total revenues	$145,607	$35,853	$147,278	$33,393
(1)As reported in the Unaudited Consolidated Statements of Income.
(2)Revenue from contracts with customers in scope of ASC 606.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents revenue from contracts with customers based on the timing of revenue recognition:

(Dollars in thousands)	Three Months		Nine Months
Periods ended September 30,	2024	2023	2024	2023
Revenue recognized at a point in time:
Card interchange fees	$1,321	$1,267	$3,741	$3,667
Service charges on deposit accounts	502	423	1,417	1,406
Other income	253	267	691	764
Revenue recognized over time:
Wealth management revenues	9,989	8,948	29,005	26,659
Service charges on deposit accounts	282	251	821	712
Other income	60	62	178	185
Total revenues from contracts with customers in scope of ASC 606	$12,407	$11,218	$35,853	$33,393

Receivables for revenue from contracts with customers primarily consist of amounts due for wealth management services performed for which the Corporation’s performance obligations have been fully satisfied. Receivables amounted to $5.9 million and $5.5 million, respectively, at September 30, 2024 and December 31, 2023 and were included in other assets in the Unaudited Consolidated Balance Sheets.

Deferred revenues, which are considered contract liabilities under ASC 606, represent advance consideration received from customers for which the Corporation has a remaining performance obligation to fulfill. Contract liabilities are recognized as revenue over the life of the contract as the performance obligations are satisfied. The balances of contract liabilities were insignificant at both September 30, 2024 and December 31, 2023 and were included in other liabilities in the Unaudited Consolidated Balance Sheets.

For commission and incentive costs that are in scope of ASC 606, such as those paid to employees in our wealth management services and commercial banking segments in order to obtain customer contracts, contract cost assets are established. The contract cost assets are capitalized and amortized over the estimated useful life that the asset is expected to generate benefits. The carrying value of contract cost assets amounted to $2.0 million at both September 30, 2024 and December 31, 2023 and were included in other assets in the Unaudited Consolidated Balance Sheets. The amortization of contract cost assets is recorded within salaries and employee benefits expense in the Unaudited Consolidated Statements of Income.

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

In the fourth quarter of 2023, the Corporation’s Board of Directors approved a resolution to terminate the qualified pension plan, and participants were notified of the termination. Work on the qualified pension plan termination process continues to progress and the qualified pension plan’s assets are expected to be distributed in 2025, pending completion of applicable regulatory approvals. The qualified pension plan liability is expected to be settled in 2025 through a combination of lump sum payments to participants and purchase of a group annuity contract from a highly-rated insurance company. Upon settlement in 2025, the Corporation expects to recognize a pre-tax pension settlement charge that will include a non-cash charge for the recognition of all pre-tax actuarial losses accumulated in AOCL at that time. The actual amount of the settlement charge will depend on various factors, including interest rates, plan asset returns, the lump sum election rate and annuity pricing.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss), on a pre-tax basis:

(Dollars in thousands)	Qualified Pension Plan				Non-Qualified Retirement Plans
	Three Months		Nine Months		Three Months		Nine Months
Periods ended September 30,	2024	2023	2024	2023	2024	2023	2024	2023
Net Periodic Benefit Cost:
Service cost (1)	$125	$351	$375	$1,052	$—	$39	$—	$117
Interest cost (2)	833	884	2,499	2,655	162	176	487	529
Expected return on plan assets (2)	(1,028)	(1,147)	(3,084)	(3,442)	—	—	—	—
Recognized net actuarial loss (2)	—	—	—	—	31	59	92	178
Net periodic benefit cost	($70)	$88	($210)	$265	$193	$274	$579	$824
(1)Included in salaries and employee benefits expense in the Unaudited Consolidated Statements of Income. Service cost for 2024 represents administrative expenses related to the termination of the qualified pension plan.
(2)Included in other expenses in the Unaudited Consolidated Statements of Income.

The following table presents the measurement date and weighted-average assumptions used to determine net periodic benefit cost:

	Qualified Pension Plan		Non-Qualified Retirement Plans
For the nine months ended September 30,	2024	2023	2024	2023
Measurement date	Dec 31, 2023	Dec 31, 2022	Dec 31, 2023	Dec 31, 2022
Equivalent single discount rate for benefit obligations	4.51%	5.54%	5.15%	5.50%
Equivalent single discount rate for service cost	N/A	5.60	N/A	5.61
Equivalent single discount rate for interest cost	4.51	5.43	5.11	5.40
Expected long-term return on plan assets	4.75	5.25	N/A	N/A
Rate of compensation increase	0.50	5.00	N/A	5.00

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

The following tables present the statement of operations and total assets for Washington Trust’s reportable segments:

(Dollars in thousands)	Commercial Banking		Wealth Management Services		Consolidated Total
Three months ended September 30,	2024	2023	2024	2023	2024	2023
Net interest income	$32,262	$33,741	$—	$10	$32,262	$33,751
Provision for credit losses	200	500	—	—	200	500
Net interest income after provision for credit losses	32,062	33,241	—	10	32,062	33,251
Noninterest income	6,177	6,105	10,095	9,121	16,272	15,226
Noninterest expenses:
Depreciation and amortization expense	878	892	306	346	1,184	1,238
Other noninterest expenses	26,523	25,719	6,797	7,433	33,320	33,152
Total noninterest expenses	27,401	26,611	7,103	7,779	34,504	34,390
Income before income taxes	10,838	12,735	2,992	1,352	13,830	14,087
Income tax expense	2,193	2,621	656	305	2,849	2,926
Net income	$8,645	$10,114	$2,336	$1,047	$10,981	$11,161

Total assets at period end	$7,082,826	$7,127,117	$58,745	$56,358	$7,141,571	$7,183,475
Expenditures for long-lived assets	1,271	498	2	6	1,273	504

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)	Commercial Banking		Wealth Management Services		Consolidated Total
Nine months ended September 30,	2024	2023	2024	2023	2024	2023
Net interest income	$95,512	$104,407	$—	$37	$95,512	$104,444
Provision for credit losses	1,400	2,000	—	—	1,400	2,000
Net interest income after provision for credit losses	94,112	102,407	—	37	94,112	102,444
Noninterest income	18,400	15,679	31,695	27,155	50,095	42,834
Noninterest expenses:
Depreciation and amortization expense	2,663	2,582	934	1,059	3,597	3,641
Other noninterest expenses	78,690	74,801	20,490	22,528	99,180	97,329
Total noninterest expenses	81,353	77,383	21,424	23,587	102,777	100,970
Income before income taxes	31,159	40,703	10,271	3,605	41,430	44,308
Income tax expense	6,441	8,226	2,257	853	8,698	9,079
Net income	$24,718	$32,477	$8,014	$2,752	$32,732	$35,229

Total assets at period end	$7,082,826	$7,127,117	$58,745	$56,358	$7,141,571	$7,183,475
Expenditures for long-lived assets	3,427	3,493	92	31	3,519	3,524

Note 14 - Other Comprehensive Income (Loss)
The following tables present the activity in other comprehensive income (loss):

Three months ended September 30,	2024			2023
(Dollars in thousands)	Pre-tax Amounts	Income Tax Expense	Net of Tax	Pre-tax Amounts	Income Tax Benefit (Expense)	Net of Tax
Available for Sale Debt Securities:
Change in fair value of available for sale debt securities	$40,608	($10,354)	$30,254	($43,139)	$10,354	($32,785)
Cash Flow Hedges:
Change in fair value of cash flow hedges	(3,164)	806	(2,358)	2,196	(527)	1,669
Net cash flow hedge losses reclassified into earnings	1,677	(427)	1,250	1,533	(369)	1,164
Net change in fair value of cash flow hedges	(1,487)	379	(1,108)	3,729	(896)	2,833
Defined Benefit Plan Obligations:
Amortization of net actuarial losses	31	(9)	22	59	(14)	45
Total other comprehensive income (loss)	$39,152	($9,984)	$29,168	($39,351)	$9,444	($29,907)

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Nine months ended September 30,	2024			2023
(Dollars in thousands)	Pre-tax Amounts	Income Tax Benefit (Expense)	Net of Tax	Pre-tax Amounts	Income Tax Expense	Net of Tax
Securities available for sale:
Change in fair value of available for sale debt securities	$26,866	($6,851)	$20,015	($38,703)	$9,289	($29,414)
Cash flow hedges:
Change in fair value of cash flow hedges	283	(73)	210	4,938	(1,185)	3,753
Net cash flow hedge losses reclassified into earnings	4,966	(1,264)	3,702	6,043	(1,451)	4,592
Net change in fair value of cash flow hedges	5,249	(1,337)	3,912	10,981	(2,636)	8,345
Defined benefit plan obligations:
Amortization of net actuarial losses	92	(24)	68	178	(43)	135
Total other comprehensive income (loss)	$32,207	($8,212)	$23,995	($27,544)	$6,610	($20,934)

The following tables present the changes in AOCL by component, net of tax:

(Dollars in thousands)	Net Unrealized Losses on Available For Sale Debt Securities	Net Unrealized Losses on Cash Flow Hedges	Net Unrealized Losses on Defined Benefit Plan Obligations	Total
For the three months ended September 30, 2024
Balance at June 30, 2024	($126,830)	($10,599)	($8,897)	($146,326)
Other comprehensive income (loss) before reclassifications	30,254	(2,358)	—	27,896
Amounts reclassified from AOCL	—	1,250	22	1,272
Net other comprehensive income (loss)	30,254	(1,108)	22	29,168
Balance at September 30, 2024	($96,576)	($11,707)	($8,875)	($117,158)

(Dollars in thousands)	Net Unrealized Losses on Available For Sale Debt Securities	Net Unrealized Losses on Cash Flow Hedges	Net Unrealized Losses on Defined Benefit Plan Obligations	Total
For the nine months ended September 30, 2024
Balance at December 31, 2023	($116,591)	($15,619)	($8,943)	($141,153)
Other comprehensive income before reclassifications	20,015	210	—	20,225
Amounts reclassified from AOCL	—	3,702	68	3,770
Net other comprehensive income	20,015	3,912	68	23,995
Balance at September 30, 2024	($96,576)	($11,707)	($8,875)	($117,158)

(Dollars in thousands)	Net Unrealized Losses on Available For Sale Debt Securities	Net Unrealized Losses on Cash Flow Hedges	Net Unrealized Losses on Defined Benefit Plan Obligations	Total
For the three months ended September 30, 2023
Balance at June 30, 2023	($127,662)	($17,133)	($4,032)	($148,827)
Other comprehensive (loss) income before reclassifications	(32,785)	1,669	—	(31,116)
Amounts reclassified from AOCL	—	1,164	45	1,209
Net other comprehensive (loss) income	(32,785)	2,833	45	(29,907)
Balance at September 30, 2023	($160,447)	($14,300)	($3,987)	($178,734)

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)	Net Unrealized Losses on Available For Sale Debt Securities	Net Unrealized Losses on Cash Flow Hedges	Net Unrealized Losses on Defined Benefit Plan Obligations	Total
For the nine months ended September 30, 2023
Balance at December 31, 2022	($131,033)	($22,645)	($4,122)	($157,800)
Other comprehensive (loss) income before reclassifications	(29,414)	3,753	—	(25,661)
Amounts reclassified from AOCL	—	4,592	135	4,727
Net other comprehensive (loss) income	(29,414)	8,345	135	(20,934)
Balance at September 30, 2023	($160,447)	($14,300)	($3,987)	($178,734)

Note 15 - Earnings per Common Share
The following table presents the calculation of EPS:

(Dollars and shares in thousands, except per share amounts)
	Three Months		Nine Months
Periods ended September 30,	2024	2023	2024	2023
Earnings for basic and diluted earnings per common share:
Net income	$10,981	$11,161	$32,732	$35,229
Less: dividends and undistributed earnings allocated to participating securities	(8)	(21)	—	(69)
Net income available to common shareholders	$10,973	$11,140	$32,732	$35,160

Shares:
Weighted average common shares outstanding for basic EPS	17,058	17,019	17,048	17,034
Dilutive effect of common stock equivalents	82	22	67	29
Weighted average common shares outstanding for diluted EPS	17,140	17,041	17,115	17,063

Earnings per common share:
Basic EPS	$0.64	$0.65	$1.92	$2.06
Diluted EPS	$0.64	$0.65	$1.91	$2.06

Weighted average common stock equivalents, not included in common stock equivalents above because they were anti-dilutive, totaled 403,995 and 450,943, respectively, for the three and nine months ended September 30, 2024, compared to 468,524 and 452,472, respectively, for the same periods in 2023.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
amounts do not necessarily represent future cash requirements.  Each borrower’s creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained is based on management’s credit evaluation of the borrower.

Standby Letters of Credit
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These standby letters of credit are primarily issued to support the financing needs of the Bank’s commercial customers. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral supporting those commitments is essentially the same as for other commitments. Most standby letters of credit extend for one year. At September 30, 2024 and December 31, 2023, there were no liabilities to beneficiaries resulting from standby letters of credit. Should the Corporation be required to make payments to the beneficiary, repayment from the customer to the Corporation is required.

The following table presents the contractual and notional amounts of financial instruments with off-balance sheet risk:

(Dollars in thousands)	September 30, 2024	December 31, 2023
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,068,899	$1,185,196
Standby letters of credit	12,216	9,323

ACL on Unfunded Commitments
The ACL on unfunded commitments is management’s estimate of expected lifetime credit losses over the expected contractual term in which the Corporation is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Corporation.

The activity in the ACL on unfunded commitments for the three months ended September 30, 2024 is presented below:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$906	$799	$1,705	$24	$—	$11	$11	$1,740
Provision	(76)	(22)	(98)	(2)	—	—	—	(100)
Ending Balance	$830	$777	$1,607	$22	$—	$11	$11	$1,640

The activity in the ACL on unfunded commitments for the nine months ended September 30, 2024 is presented below:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$1,091	$822	$1,913	$15	$—	$12	$12	$1,940
Provision	(261)	(45)	(306)	7	—	(1)	(1)	(300)
Ending Balance	$830	$777	$1,607	$22	$—	$11	$11	$1,640

The activity in the ACL on unfunded commitments for the three months ended September 30, 2023 is presented below:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$1,483	$877	$2,360	$15	$—	$15	$15	$2,390
Provision	(387)	(9)	(396)	(1)	—	(3)	(3)	(400)
Ending Balance	$1,096	$868	$1,964	$14	$—	$12	$12	$1,990

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The activity in the ACL on unfunded commitments for the nine months ended September 30, 2023 is presented below:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$1,236	$988	$2,224	$50	$—	$16	$16	$2,290
Provision	(140)	(120)	(260)	(36)	—	(4)	(4)	(300)
Ending Balance	$1,096	$868	$1,964	$14	$—	$12	$12	$1,990

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

Management's Discussion and Analysis
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Corporation’s Audited Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2023, and in conjunction with the condensed Unaudited Consolidated Financial Statements and notes thereto included in Item 1 of this report.  Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results for the full-year ended December 31, 2024 or any future period.

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

We continue to leverage our strong regional brand to build market share and remain steadfast in our commitment to provide superior service. We believe the key to future growth is providing customers with convenient in-person service and digital banking solutions. In January 2024, we opened a new full-service branch in Smithfield, Rhode Island, and in September 2024, we opened a new full-service branch in the Olneyville section of Providence.

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

Credit risk represents the possibility that borrowers or other counterparties may not repay loans or other contractual obligations according to their terms due to changes in the financial capacity, ability, and willingness of such borrowers or counterparties to meet their obligations. In some cases, the collateral securing payment of the loans may be sufficient to assure repayment, but in other cases the Corporation may experience significant credit losses, which could have an adverse effect on its operating results. The Corporation makes various assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of its borrowers and counterparties and the value of the real estate and other assets serving as collateral for the repayment of loans. Credit risk also exists with respect to investment securities. For further discussion regarding the credit risk and the credit quality of the Corporation’s loan portfolio, see Notes 4 and 5 to the Unaudited Consolidated Financial Statements. For further discussion regarding credit risk associated with unfunded commitments, see Note 16 to the Unaudited Consolidated Financial Statements. For further discussion regarding the Corporation’s securities portfolio, see Note 3 to the Unaudited Consolidated Financial Statements.

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

Management's Discussion and Analysis
Results of Operations
Summary
The following table presents a summarized consolidated statement of operations:

(Dollars in thousands)	Three Months				Nine Months
			Change				Change
Periods ended September 30,	2024	2023	$	%	2024	2023	$	%
Net interest income	$32,262	$33,751	($1,489)	(4%)	$95,512	$104,444	($8,932)	(9%)
Noninterest income	16,272	15,226	1,046	7	50,095	42,834	7,261	17
Total revenues	48,534	48,977	(443)	(1)	145,607	147,278	(1,671)	(1)
Provision for credit losses	200	500	(300)	(60)	1,400	2,000	(600)	(30)
Noninterest expense	34,504	34,390	114	—	102,777	100,970	1,807	2
Income before income taxes	13,830	14,087	(257)	(2)	41,430	44,308	(2,878)	(6)
Income tax expense	2,849	2,926	(77)	(3)	8,698	9,079	(381)	(4)
Net income	$10,981	$11,161	($180)	(2%)	$32,732	$35,229	($2,497)	(7%)

The following table presents a summary of performance metrics and ratios:

	Three Months		Nine Months
Periods ended September 30,	2024	2023	2024	2023
Diluted earnings per common share	$0.64	$0.65	$1.91	$2.06
Return on average assets (net income divided by average assets)	0.60%	0.62%	0.60%	0.68%
Return on average equity (net income available for common shareholders divided by average equity)	8.99%	9.65%	9.25%	10.19%
Net interest income as a percentage of total revenues	66%	69%	66%	71%
Noninterest income as a percentage of total revenues	34%	31%	34%	29%

Net income totaled $11.0 million and $32.7 million, respectively, for the three and nine months ended September 30, 2024, compared to $11.2 million and $35.2 million, respectively, reported for the same periods in 2023. Year-to-date results largely reflected lower net interest income and a modest increase in noninterest expenses, partially offset by higher noninterest income and a relatively lower provision for credit losses.

The decline in net interest income in 2024 was driven by higher rates paid on, and increases in, average interest-bearing liability balances, which offset the benefit of higher yields on, and increases in, average interest-earning asset balances. Noninterest income benefited from a $2.1 litigation settlement received in the first quarter of 2024 and a net gain of $988 thousand recognized on the sale of a bank-owned operations facility in the second quarter of 2024. In addition, the increase in noninterest income in 2024 reflected higher mortgage banking and wealth management revenues, partially offset by lower loan related derivative income.

Average Balances / Net Interest Margin - Fully Taxable Equivalent Basis
The following tables present daily average balance, interest, and yield/rate information, as well as net interest margin on an FTE basis.  Tax-exempt income is converted to an FTE basis using the statutory federal income tax rate adjusted for applicable state income taxes net of the related federal tax benefit. Unrealized gains (losses) on available for sale securities, changes in fair value on mortgage loans held for sale, and basis adjustments associated with fair value hedges are excluded from the average balance and yield calculations. Nonaccrual loans, as well as interest recognized on these loans, are included in amounts presented for loans.

Management's Discussion and Analysis

Three months ended September 30,	2024			2023			Change
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Cash, federal funds sold, and short-term investments	$229,326	$3,174	5.51	$102,608	$1,344	5.20	$126,718	$1,830	0.31
Mortgage loans held for sale	21,899	366	6.65	23,057	332	5.71	(1,158)	34	0.94
Taxable debt securities	1,109,699	6,794	2.44	1,181,915	7,271	2.44	(72,216)	(477)	—
Nontaxable debt securities	85	1	4.68	—	—	—	85	1	4.68
Total securities	1,109,784	6,795	2.44	1,181,915	7,271	2.44	(72,131)	(476)	—
FHLB stock	62,420	1,262	8.04	46,889	878	7.43	15,531	384	0.61
Commercial real estate	2,143,466	34,518	6.41	2,004,204	31,526	6.24	139,262	2,992	0.17
Commercial & industrial (1)	573,400	9,368	6.50	609,604	9,896	6.44	(36,204)	(528)	0.06
Total commercial	2,716,866	43,886	6.43	2,613,808	41,422	6.29	103,058	2,464	0.14
Residential real estate	2,542,939	26,568	4.16	2,552,602	24,976	3.88	(9,663)	1,592	0.28
Home equity	299,227	5,554	7.38	303,144	4,514	5.91	(3,917)	1,040	1.47
Other	18,097	215	4.73	18,813	225	4.74	(716)	(10)	(0.01)
Total consumer	317,324	5,769	7.23	321,957	4,739	5.84	(4,633)	1,030	1.39
Total loans	5,577,129	76,223	5.44	5,488,367	71,137	5.14	88,762	5,086	0.30
Total interest-earning assets	7,000,558	87,820	4.99	6,842,836	80,962	4.69	157,722	6,858	0.30
Noninterest-earning assets	254,008			272,321			(18,313)
Total assets	$7,254,566			$7,115,157			$139,409
Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits (in-market)	$556,245	$6,288	4.50	$461,760	$5,060	4.35	$94,485	$1,228	0.15
NOW accounts	693,724	405	0.23	742,690	419	0.22	(48,966)	(14)	0.01
Money market accounts	1,122,649	11,221	3.98	1,173,284	9,929	3.36	(50,635)	1,292	0.62
Savings accounts	484,068	984	0.81	516,342	429	0.33	(32,274)	555	0.48
Time deposits (in-market)	1,188,452	12,234	4.10	1,080,395	9,880	3.63	108,057	2,354	0.47
Interest-bearing in-market deposits	4,045,138	31,132	3.06	3,974,471	25,717	2.57	70,667	5,415	0.49
Wholesale brokered demand deposits	—	—	—	—	—	—	—	—	—
Wholesale brokered time deposits	458,114	6,071	5.27	659,624	8,352	5.02	(201,510)	(2,281)	0.25
Wholesale brokered deposits	458,114	6,071	5.27	659,624	8,352	5.02	(201,510)	(2,281)	0.25
Total interest-bearing deposits	4,503,252	37,203	3.29	4,634,095	34,069	2.92	(130,843)	3,134	0.37
FHLB advances	1,423,804	17,717	4.95	1,053,370	12,497	4.71	370,434	5,220	0.24
Junior subordinated debentures	22,681	404	7.09	22,681	404	7.07	—	—	0.02
Total interest-bearing liabilities	5,949,737	55,324	3.70	5,710,146	46,970	3.26	239,591	8,354	0.44
Noninterest-bearing demand deposits	673,113			773,424			(100,311)
Other liabilities	146,045			173,572			(27,527)
Shareholders’ equity	485,654			458,015			27,639
Total liabilities and shareholders’ equity	$7,254,549			$7,115,157			$139,392
Net interest income (FTE)		$32,496			$33,992			($1,496)
Interest rate spread			1.29			1.43			(0.14)
Net interest margin			1.85			1.97			(0.12)
(1)    Interest income includes adjustments for taxable equivalency of $234 thousand and $241 thousand, respectively, for the three months ended September 30, 2024 and 2023.

Management's Discussion and Analysis

Nine months ended September 30,	2024			2023			Change
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Cash, federal funds sold, and short-term investments	$135,428	$5,667	5.59	$105,025	$3,693	4.70	$30,403	$1,974	0.89
Mortgage loans held for sale	20,042	1,013	6.75	18,315	725	5.29	1,727	288	1.46
Taxable debt securities	1,128,507	20,834	2.47	1,192,536	21,868	2.45	(64,029)	(1,034)	0.02
Nontaxable debt securities	28	1	4.77	—	—	—	28	1	4.77
Total debt securities	1,128,535	20,835	2.47	1,192,536	21,868	2.45	(64,001)	(1,033)	0.02
FHLB stock	58,890	3,459	7.85	45,605	2,333	6.84	13,285	1,126	1.01
Commercial real estate	2,150,686	103,445	6.42	1,931,196	85,626	5.93	219,490	17,819	0.49
Commercial & industrial (1)	595,564	29,096	6.53	618,415	28,423	6.14	(22,851)	673	0.39
Total commercial	2,746,250	132,541	6.45	2,549,611	114,049	5.98	196,639	18,492	0.47
Residential real estate	2,568,457	79,572	4.14	2,452,088	69,777	3.80	116,369	9,795	0.34
Home equity	305,364	15,769	6.90	293,957	12,355	5.62	11,407	3,414	1.28
Other	18,527	666	4.80	17,685	616	4.66	842	50	0.14
Total consumer	323,891	16,435	6.78	311,642	12,971	5.56	12,249	3,464	1.22
Total loans	5,638,598	228,548	5.41	5,313,341	196,797	4.95	325,257	31,751	0.46
Total interest-earning assets	6,981,493	259,522	4.97	6,674,822	225,416	4.52	306,671	34,106	0.45
Noninterest-earning assets	256,527			259,334			(2,807)
Total assets	$7,238,020			$6,934,156			$303,864
Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits (in-market)	$533,163	$18,058	4.52	$385,180	$11,788	4.09	$147,983	$6,270	0.43
NOW accounts	709,115	1,168	0.22	781,546	1,177	0.20	(72,431)	(9)	0.02
Money market accounts	1,116,879	32,571	3.90	1,208,436	26,807	2.97	(91,557)	5,764	0.93
Savings accounts	485,665	2,540	0.70	534,784	1,065	0.27	(49,119)	1,475	0.43
Time deposits (in-market)	1,165,370	35,756	4.10	971,333	22,417	3.09	194,037	13,339	1.01
Interest-bearing in-market deposits	4,010,192	90,093	3.00	3,881,279	63,254	2.18	128,913	26,839	0.82
Wholesale brokered demand deposits	—	—	—	5,368	177	4.41	(5,368)	(177)	(4.41)
Wholesale brokered time deposits	558,015	21,870	5.24	579,871	19,931	4.60	(21,856)	1,939	0.64
Wholesale brokered deposits	558,015	21,870	5.24	585,239	20,108	4.59	(27,224)	1,762	0.65
Total interest-bearing deposits	4,568,207	111,963	3.27	4,466,518	83,362	2.50	101,689	28,601	0.77
FHLB advances	1,353,887	50,151	4.95	1,025,788	35,775	4.66	328,099	14,376	0.29
Junior subordinated debentures	22,681	1,213	7.14	22,681	1,132	6.67	—	81	0.47
Total interest-bearing liabilities	5,944,775	163,327	3.67	5,514,987	120,269	2.92	429,788	43,058	0.75
Noninterest-bearing demand deposits	663,355			792,706			(129,351)
Other liabilities	157,268			165,021			(7,753)
Shareholders’ equity	472,617			461,442			11,175
Total liabilities and shareholders’ equity	$7,238,015			$6,934,156			$303,859
Net interest income (FTE)		$96,195			$105,147			($8,952)
Interest rate spread			1.30			1.60			(0.30)
Net interest margin			1.84			2.11			(0.27)
(1)    Interest income includes adjustments for taxable equivalency of $683 thousand and $703 thousand, respectively, for the nine months ended September 30, 2024 and 2023.

Net Interest Income
Net interest income, the primary source of our operating income, totaled $32.3 million and $95.5 million, respectively, for the three and nine months ended September 30, 2024, compared to $33.8 million and $104.4 million, respectively, for the same periods in 2023. Net interest income is affected by the level of and changes in interest rates, and changes in the amount and

Management's Discussion and Analysis
composition of interest-earning assets and interest-bearing liabilities.  Prepayment penalty income associated with loan payoffs is included in net interest income.

The following discussion presents net interest income on an FTE basis by adjusting income and yields on tax-exempt loans to be comparable to taxable loans.

Net interest income includes the periodic recognition of prepayment penalty fee income associated with commercial loan payoffs. There was no prepayment penalty fee income recognized in the three months ended September 30, 2024. Prepayment penalty fee income amounted to $66 thousand for the nine months ended September 30, 2024 and had essentially no benefit to NIM. This compared to $71 thousand (or 0 basis point benefit to NIM) and $245 thousand (or 1 basis point benefit to NIM), respectively, for the three and nine months ended in September 30, 2023.

The analysis of net interest income, NIM, and the yield on loans is also impacted by changes in the level of net amortization of premiums and discounts on securities and loans, which is included in interest income. Changes in market interest rates affect the level of loan prepayments and the receipt of payments on mortgage-backed securities. Prepayment speeds generally increase as market interest rates decline and decrease as market interest rates rise. Changes in prepayment speeds could increase or decrease the level of net amortization of premiums and discounts, thereby affecting interest income. As noted in the Unaudited Consolidated Statements of Cash Flows, net amortization of premiums and discounts on securities and loans (a net reduction to net interest income) amounted to $878 thousand for the nine months ended September 30, 2024, compared to $1.0 million for the same period in 2023.

FTE net interest income for the three and nine months ended September 30, 2024 amounted to $32.5 million and $96.2 million, respectively, down by $1.5 million and $9.0 million, respectively, from the same periods in 2023. For the three and nine months ended September 30, 2024, increases in average interest-bearing liability balances, net of increased average interest-earning assets, reduced net income by $493 thousand, and $4.9 million, respectively. Increases in funding costs outpaced increases in asset yields, reducing net interest income by $1.0 million and $4.1 million, respectively, for the three and nine months ended September 30, 2024.

NIM was 1.85% and 1.84%, respectively, for the three and nine months ended September 30, 2024, compared to 1.97% and 2.11%, respectively, for the same periods in 2023. While NIM benefited from higher market interest rates on loans, it was adversely impacted by a higher cost of funds.

Total average securities for the three and nine months ended September 30, 2024 decreased by $72.1 million and $64.0 million, respectively, from the average balances for the same periods a year earlier primarily due to routine pay-downs. The FTE rate of return on the securities portfolio for the three and nine months ended September 30, 2024 was 2.44% and 2.47%, respectively, compared to 2.44% and 2.45% respectively, for the same periods in 2023.

Total average loan balances for the three and nine months ended September 30, 2024 increased by $88.8 million and $325.3 million, respectively, from the average loan balances for the comparable 2023 periods, largely reflecting growth in average balances of CRE loans. The increase in average loan balances for the year-to-date period also reflected growth in the average balance of residential real estate loans. The yield on total loans for the three and nine months ended September 30, 2024 was 5.44% and 5.41%, respectively, compared to 5.14% and 4.95%, respectively, in the corresponding periods in 2023, reflecting higher market interest rates between periods.

Higher levels of wholesale funding were used to fund balance sheet growth. The average balance of FHLB advances for the three and nine months ended September 30, 2024 increased by $370.4 million and $328.1 million, respectively, compared to the average balances for the same periods in 2023. Due to increases in market interest rates between periods, the average rate paid on such advances for both the three and nine months ended September 30, 2024 was 4.95%, up from 4.71% and 4.66%, respectively, for the same periods in 2023. Included in total average interest-bearing deposits were wholesale brokered deposits, which decreased by $201.5 million and $27.2 million, respectively, from the same periods in 2023. The average rate paid on wholesale brokered deposits for the three and nine months ended September 30, 2024 was 5.27% and 5.24%, respectively, up from 5.02% and 4.59%, respectively, for the same periods in 2023.

As market interest rates rose between periods, deposit balances shifted from lower-cost deposits to higher-cost deposits. Average in-market interest-bearing deposits, which excludes wholesale brokered deposits, for the three and nine months ended September 30, 2024 increased by $70.7 million and $128.9 million, respectively, from the average balances for the

Management's Discussion and Analysis
same periods in 2023, with increases in time deposits and interest-bearing demand deposits. The average rate paid on in-market interest-bearing deposits for the three and nine months ended September 30, 2024 was 3.06% and 3.00%, respectively, up from 2.57% and 2.18%, respectively, for the same periods in 2023. The average balance of noninterest-bearing demand deposits for the three and nine months ended September 30, 2024 decreased by $100.3 million and $129.4 million, respectively, from the average balances for the same periods in 2023.

Volume / Rate Analysis - Interest Income and Expense (FTE Basis)
The following table presents certain information on an FTE basis regarding changes in our interest income and interest expense for the period indicated.  The net change attributable to both volume and rate has been allocated proportionately.

(Dollars in thousands)	Three Months Ended September 30, 2024 vs. 2023			Nine Months Ended September 30, 2024 vs. 2023
	Change Due to			Change Due to
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest on Interest-Earning Assets:
Cash, federal funds sold, and other short-term investments	$1,750	$80	$1,830	$1,191	$783	$1,974
Mortgage loans held for sale	(17)	51	34	73	215	288
Taxable debt securities	(457)	(20)	(477)	(1,224)	190	(1,034)
Nontaxable debt securities	1	—	1	1	—	1
Total securities	(456)	(20)	(476)	(1,223)	190	(1,033)
FHLB stock	310	74	384	745	381	1,126
Commercial real estate	2,214	778	2,992	10,266	7,553	17,819
Commercial & industrial	(592)	64	(528)	(1,089)	1,762	673
Total commercial	1,622	842	2,464	9,177	9,315	18,492
Residential real estate	(97)	1,689	1,592	3,370	6,425	9,795
Home equity	(59)	1,099	1,040	495	2,919	3,414
Other	(9)	(1)	(10)	30	20	50
Total consumer	(68)	1,098	1,030	525	2,939	3,464
Total loans	1,457	3,629	5,086	13,072	18,679	31,751
Total interest income	3,044	3,814	6,858	13,858	20,248	34,106
Interest on Interest-Bearing Liabilities:
Interest-bearing demand deposits (in-market)	1,063	165	1,228	4,913	1,357	6,270
NOW accounts	(30)	16	(14)	(117)	108	(9)
Money market accounts	(444)	1,736	1,292	(2,158)	7,922	5,764
Savings accounts	(28)	583	555	(107)	1,582	1,475
Time deposits (in-market)	1,040	1,314	2,354	5,048	8,291	13,339
Interest-bearing in-market deposits	1,601	3,814	5,415	7,579	19,260	26,839
Wholesale brokered demand deposits	—	—	—	(89)	(88)	(177)
Wholesale brokered time deposits	(2,656)	375	(2,281)	(774)	2,713	1,939
Wholesale brokered deposits	(2,656)	375	(2,281)	(863)	2,625	1,762
Total interest-bearing deposits	(1,055)	4,189	3,134	6,716	21,885	28,601
FHLB advances	4,592	628	5,220	12,004	2,372	14,376
Junior subordinated debentures	—	—	—	—	81	81
Total interest expense	3,537	4,817	8,354	18,720	24,338	43,058
Net interest income (FTE)	($493)	($1,003)	($1,496)	($4,862)	($4,090)	($8,952)

Provision for Credit Losses
The provision for credit losses results from management’s review of the adequacy of the ACL. The ACL is management’s estimate, at the reporting date, of expected lifetime credit losses and includes consideration of current forecasted economic

Management's Discussion and Analysis
conditions. Estimating an appropriate level of ACL necessarily involves a high degree of judgment.

The following table presents the provision for credit losses:

(Dollars in thousands)	Three Months				Nine Months
			Change				Change
Periods ended September 30,	2024	2023	$	%	2024	2023	$	%
Provision for credit losses on loans	$300	$900	($600)	(67%)	$1,700	$2,300	($600)	(26%)
Provision for credit losses on unfunded commitments	(100)	(400)	$300	75	(300)	(300)	$—	—
Provision for credit losses	$200	$500	($300)	(60%)	$1,400	$2,000	($600)	(30%)

The provision for credit losses in 2024 largely reflected continued, yet subsiding, slowdown of loan prepayment speeds and modest specific reserve allocations on an individually analyzed nonaccrual commercial loan, partially offset by a decline in loan balances and relatively stable to improving forecasted economic conditions.

The provision for credit losses recognized in 2023 provided for loan growth and largely reflected slowdown of loan prepayment speeds and stable to improving forecasted economic conditions.

Net charge-offs totaled $48 thousand for the three months ended September 30, 2024, compared to net charge-offs of $30 thousand for the same period in 2023. For the nine months ended September 30, 2024, net charge-offs totaled $127 thousand, compared to net charge-offs of $114 thousand for the same period in 2023.

The ACL on loans was $42.6 million, or 0.77% of total loans, at September 30, 2024, compared to $41.1 million, or 0.73% of total loans, at December 31, 2023.

See additional discussion under the caption “Asset Quality” for further information on asset quality metrics and the ACL on loans.

Noninterest Income
Noninterest income is an important source of revenue for Washington Trust.  The principal categories of noninterest income are shown in the following table:

(Dollars in thousands)	Three Months				Nine Months
			Change				Change
Periods ended September 30,	2024	2023	$	%	2024	2023	$	%
Noninterest income:
Wealth management revenues	$9,989	$8,948	$1,041	12%	$29,005	$26,659	$2,346	9%
Mortgage banking revenues	2,866	2,108	758	36	8,133	5,106	3,027	59
Card interchange fees	1,321	1,267	54	4	3,741	3,667	74	2
Service charges on deposit accounts	784	674	110	16	2,238	2,118	120	6
Loan related derivative income	126	1,082	(956)	(88)	459	1,278	(819)	(64)
Income from bank-owned life insurance	770	710	60	8	2,262	2,754	(492)	(18)
Other income	416	437	(21)	(5)	4,257	1,252	3,005	240
Total noninterest income	$16,272	$15,226	$1,046	7%	$50,095	$42,834	$7,261	17%

Noninterest Income Analysis
Revenue from wealth management services represented 58% of total noninterest income for the nine months ended September 30, 2024, compared to 62% for the same period in 2023. A substantial portion of wealth management revenues is dependent on the value of wealth management AUA and is closely tied to the performance of the financial markets. This portion of wealth management revenues is referred to as “asset-based” and includes trust and investment management fees. Wealth management revenues also include “transaction-based” revenues that are not primarily derived from the value of assets.

Management's Discussion and Analysis

The categories of wealth management revenues are shown in the following table:

(Dollars in thousands)	Three Months				Nine Months
			Change				Change
Periods ended September 30,	2024	2023	$	%	2024	2023	$	%
Wealth management revenues:
Asset-based revenues	$9,770	$8,683	$1,087	13%	$28,098	$25,674	$2,424	9%
Transaction-based revenues	219	265	(46)	(17)	907	985	(78)	(8)
Total wealth management revenues	$9,989	$8,948	$1,041	12%	$29,005	$26,659	$2,346	9%

Wealth management revenues for the three and nine months ended September 30, 2024 increased by $1.0 million and $2.3 million, respectively, from the same periods in 2023, reflecting an increase in asset-based revenues. The change in asset-based revenues correlated with the change in average AUA balances. The average balance of AUA for the three and nine months ended September 30, 2024 increased by 9% and 10%, respectively, from the average balance for the same periods in 2023.

The end of period AUA balance amounted to $7.1 billion at September 30, 2024. The following table presents the changes in wealth management AUA balances:

(Dollars in thousands)
	Three Months		Nine Months
Periods ended September 30,	2024	2023	2024	2023
Wealth management assets under administration:
Balance at the beginning of period	$6,803,491	$6,350,260	$6,588,406	$5,961,990
Net investment appreciation & income	372,027	(154,269)	844,800	391,781
Net client asset outflows	(123,110)	(64,596)	(380,798)	(222,376)
Balance at the end of period	$7,052,408	$6,131,395	$7,052,408	$6,131,395

Mortgage banking revenues represented 16% of total noninterest income for nine months ended September 30, 2024, compared to 12% for the same period in 2023. These revenues are dependent on mortgage origination volume and are sensitive to interest rates and the condition of housing markets. While loan origination and refinancing activities decreased in response to increases in market interest rates, a larger proportion of loans were originated for sale in 2024. The composition of mortgage banking revenues and the volume of loans sold to the secondary market are shown in the following table:

(Dollars in thousands)	Three Months				Nine Months
			Change				Change
Periods ended September 30,	2024	2023	$	%	2024	2023	$	%
Mortgage banking revenues:
Realized gains on loan sales, net (1)	$2,492	$1,746	$746	43%	$6,283	$3,149	$3,134	100%
Changes in fair value, net (2)	(28)	(171)	143	84	316	297	19	6
Loan servicing fee income, net (3)	402	533	(131)	(25)	1,534	1,660	(126)	(8)
Total mortgage banking revenues	$2,866	$2,108	$758	36%	$8,133	$5,106	$3,027	59%

Loans sold to the secondary market (4)	$120,338	$88,621	$31,717	36%	$303,034	$182,512	$120,522	66%
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

Management's Discussion and Analysis
For the three and nine months ended September 30, 2024, mortgage banking revenues were up by $758 thousand and $3.0 million, respectively, compared to the same periods in 2023. The increase in mortgage banking revenues was mainly attributable to increases in both sales volume and sales yield.

Loan related derivative income from interest rate swap contracts with commercial borrowers for the three and nine months ended September 30, 2024, decreased by $956 thousand and $819 thousand, respectively, from the same periods in 2023, reflecting a decline in volume.

Income from BOLI for the nine months ended September 30, 2024, was down by $492 thousand from the same period in 2023, reflecting the recognition of $658 thousand in non-taxable income in the first six months of 2023 associated with the receipt of life insurance proceeds.

Other income for the nine months ended September 30, 2024 was up by $3.0 million from the same period in 2023. Included in other income in 2024 was a net gain of $988 thousand recognized on the sale of a bank-owned operations facility in the second quarter and $2.1 million associated with a litigation settlement in the first quarter. Excluding the impact of these items, other income for the nine months ended September 30, 2024 was down modestly by $83 thousand from the same period in 2023.

Noninterest Expense
The following table presents noninterest expense comparisons:

(Dollars in thousands)	Three Months				Nine Months
			Change				Change
Periods ended September 30,	2024	2023	$	%	2024	2023	$	%
Noninterest expense:
Salaries and employee benefits	$21,350	$21,622	($272)	(1%)	$64,385	$63,994	$391	1%
Outsourced services	4,185	3,737	448	12	12,061	10,854	1,207	11
Net occupancy	2,399	2,387	12	1	7,357	7,240	117	2
Equipment	924	1,107	(183)	(17)	2,902	3,185	(283)	(9)
Legal, audit, and professional fees	836	1,058	(222)	(21)	2,283	2,932	(649)	(22)
FDIC deposit insurance costs	1,402	1,185	217	18	4,247	3,428	819	24
Advertising and promotion	857	789	68	9	2,066	1,624	442	27
Amortization of intangibles	206	211	(5)	(2)	622	635	(13)	(2)
Other	2,345	2,294	51	2	6,854	7,078	(224)	(3)
Total noninterest expense	$34,504	$34,390	$114	—%	$102,777	$100,970	$1,807	2%

Noninterest Expense Analysis
Salaries and employee benefits expense, the largest component of noninterest expense, for the three and nine months ended September 30, 2024 decreased by $272 thousand and increased by $391 thousand respectively, compared to the same periods in 2023. The changes included the impact of adjustments to performance-based compensation accruals, merit increases, and lower staffing levels.

Outsourced services expense for the three and nine months ended September 30, 2024 increased by $448 thousand and $1.2 million, respectively, compared to the same periods in the prior year. The increases reflected changes to and expansion of services, including software as a service, that are provided by third-party vendors.

Legal, audit and professional fees for the three and nine months ended September 30, 2024 decreased by $222 thousand and $649 thousand, respectively, compared to the same periods in 2023, reflecting lower legal fees.

FDIC deposit insurance costs for the three and nine months ended September 30, 2024 increased by $217 thousand and $819 thousand, respectively, compared to the same periods in 2023, reflecting the impact of increases in average assets from a year ago and a higher FDIC deposit assessment rate.

Management's Discussion and Analysis
Advertising and promotion expense for the nine months ended September 30, 2024 increased by $442 thousand due to an increase in such activities.

Income Taxes
The following table presents the Corporation’s income tax provision and applicable tax rates for the periods indicated:

(Dollars in thousands)
	Three Months		Nine Months
Periods ended September 30,	2024	2023	2024	2023
Income tax expense	$2,849	$2,926	$8,698	$9,079
Effective income tax rate	20.6%	20.8%	21.0%	20.5%
Blended statutory rate	25.5%	24.0%	25.5%	24.0%

The effective income tax rates in the table above differed from the blended statutory rates, primarily due to tax benefits related to income from BOLI, federal tax credits, and tax-exempt income. The blended statutory rates include the federal income tax rate of 21% and a blended state income tax rate net of a federal tax benefit. The increase in the blended statutory rates in the table above reflect the impact of a fourth quarter 2023 Massachusetts tax law change.

The Corporation’s net deferred tax assets amounted to $46.0 million at September 30, 2024, compared to $53.8 million at December 31, 2023. This decline largely reflected decreases in deferred tax assets associated with increases in fair value of securities available for sale due to changes in market interest rates.

Segment Reporting
The Corporation manages its operations through two reportable business segments, consisting of Commercial Banking and Wealth Management Services. See Note 13 to the Unaudited Consolidated Financial Statements for additional disclosure related to business segments.

Commercial Banking
The following table presents a summarized statement of operations for the Commercial Banking business segment:

(Dollars in thousands)	Three Months				Nine Months
			Change				Change
Periods ended September 30,	2024	2023	$	%	2024	2023	$	%
Net interest income	$32,262	$33,741	($1,479)	(4%)	$95,512	$104,407	($8,895)	(9%)
Provision for credit losses	200	500	(300)	(60)	1,400	2,000	(600)	(30)
Net interest income after provision for credit losses	32,062	33,241	(1,179)	(4)	94,112	102,407	(8,295)	(8)
Noninterest income	6,177	6,105	72	1	18,400	15,679	2,721	17
Noninterest expense	27,401	26,611	790	3	81,353	77,383	3,970	5
Income before income taxes	10,838	12,735	(1,897)	(15)	31,159	40,703	(9,544)	(23)
Income tax expense	2,193	2,621	(428)	(16)	6,441	8,226	(1,785)	(22)
Net income	$8,645	$10,114	($1,469)	(15%)	$24,718	$32,477	($7,759)	(24%)

Net interest income for the Commercial Banking segment for the three and nine months ended September 30, 2024 decreased by $1.5 million and $8.9 million, respectively, from the same periods in 2023. Net interest income was adversely impacted by higher rates paid on, and increases in, average interest-bearing liability balances, which offset the benefit of higher yields on, and increases in, average interest-earning asset balances.

The provision for credit losses for the three and nine months ended September 30, 2024 decreased by $300 thousand and $600 thousand, respectively from the same periods in 2023. See additional discussion under the caption “Provision for Credit Losses” above.

Management's Discussion and Analysis
Noninterest income derived from the Commercial Banking segment for the three and nine months ended September 30, 2024 was up by $72 thousand and $2.7 million, respectively, from the comparable periods in 2023. The year-to-date increase in Commercial Banking noninterest income reflected higher mortgage banking revenues and a net gain recognized in the second quarter of 2024 on the sale of a bank-owned operations facility. These were partially offset by lower income from loan related derivatives and BOLI. See additional discussion under the caption “Noninterest Income” above.

Commercial Banking noninterest expenses for the three and nine months ended September 30, 2024 were up by $790 thousand and $4.0 million, respectively, from the same periods in 2023, largely reflecting increases in salaries and employee benefits expense, outsourced services, and FDIC deposit insurance costs, as well as reductions in legal fees. See additional discussion under the caption “Noninterest Expense” above.

Wealth Management Services
The following table presents a summarized statement of operations for the Wealth Management Services business segment:

(Dollars in thousands)	Three Months				Nine Months
			Change				Change
Periods ended September 30,	2024	2023	$	%	2024	2023	$	%
Net interest income	$—	$10	($10)	(100%)	$—	$37	($37)	(100%)
Noninterest income	10,095	9,121	974	11	31,695	27,155	4,540	17
Noninterest expense	7,103	7,779	(676)	(9)	21,424	23,587	(2,163)	(9)
Income before income taxes	2,992	1,352	1,640	121	10,271	3,605	6,666	185
Income tax expense	656	305	351	115	2,257	853	1,404	165
Net income	$2,336	$1,047	$1,289	123%	$8,014	$2,752	$5,262	191%

For the three and nine months ended September 30, 2024, noninterest income derived from the Wealth Management Services segment increased by $974 thousand and $4.5 million, respectively, from the same periods in 2023, reflecting an increase in asset-based revenues. The year-to-date increase also included income of $2.1 million associated with a litigation settlement in the first quarter of 2024. See further discussion under the caption “Noninterest Income” above.

For the three and nine months ended September 30, 2024, noninterest expenses for the Wealth Management Services segment decreased by $676 thousand and $2.2 million, respectively, from the comparable periods in 2023, largely reflecting decreases in salaries and employee benefits expense and legal fees. See additional discussion under the caption “Noninterest Expense” above.

Financial Condition
Summary
The following table presents selected financial condition data:

(Dollars in thousands)			Change
	September 30, 2024	December 31, 2023	$	%
Cash and due from banks	$206,971	$86,824	$120,147	138%
Total securities	973,266	1,000,380	(27,114)	(3)
Total loans	5,514,870	5,647,706	(132,836)	(2)
Allowance for credit losses on loans	42,630	41,057	1,573	4
Total assets	7,141,571	7,202,847	(61,276)	(1)
Total deposits	5,171,890	5,348,160	(176,270)	(3)
FHLB advances	1,300,000	1,190,000	110,000	9
Total shareholders’ equity	502,229	472,686	29,543	6

Total assets amounted to $7.1 billion at September 30, 2024, down by $61.3 million, or 1%, from the end of 2023.

Management's Discussion and Analysis
Cash and due from banks increased by $120.1 million, or 138%, from December 31, 2023, reflecting temporarily higher cash balances on deposit at correspondent banks.

The securities portfolio decreased by $27.1 million, or 3%, from the end of 2023, reflecting routine pay-downs on mortgage-backed securities, partially offset by an increase in fair value of available for sale securities due to changes in market interest rates.

Total loans decreased by $132.8 million, or 2%, from the end of 2023, with the largest decline in the residential real estate portfolio.

Total deposit balances decreased by $176.3 million from the end of 2023, reflecting a decline in wholesale brokered time deposits that was partially offset by in-market deposit growth. FHLB advances increased by $110.0 million, or 9%, from December 31, 2023.

Shareholders’ equity increased by $29.5 million, or 6%. Net income and an increase in the AOCL component of shareholders' equity were partially offset by dividend declarations.

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

Determination of Fair Value
The Corporation uses an independent pricing service to obtain quoted prices. The prices provided by the independent pricing service are generally based on observable market data in active markets. The determination of whether markets are active or inactive is based upon the level of trading activity for a particular security class. Management reviews the independent pricing service’s documentation to gain an understanding of the appropriateness of the pricing methodologies. Management also reviews the prices provided by the independent pricing service for reasonableness based upon current trading levels for similar securities. If the prices appear unusual, they are re-examined and the value is either confirmed or revised. In addition, management periodically performs independent price tests of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of September 30, 2024 and December 31, 2023, management did not make any adjustments to the prices provided by the pricing service.

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

Management's Discussion and Analysis
Securities Portfolio
The carrying amounts of securities held are as follows:

(Dollars in thousands)	September 30, 2024		December 31, 2023
	Amount	% of Total	Amount	% of Total
Available for Sale Debt Securities:
Obligations of U.S. government-sponsored enterprises	$231,944	24%	$225,742	23%
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	718,907	74	753,956	75
Obligations of states and political subdivisions	664	—	—	—
Individual name issuer trust preferred debt securities	9,193	1	8,793	1
Corporate bonds	12,558	1	11,889	1
Total available for sale debt securities	$973,266	100%	$1,000,380	100%

The securities portfolio represented 14% of total assets at both September 30, 2024 and December 31, 2023. The largest component of the securities portfolio is mortgage-backed securities, all of which are issued by U.S. government agencies or U.S. government-sponsored enterprises.

The securities portfolio decreased by $27.1 million, or 3%, from the end of 2023. This decrease included $54.1 million of routine pay-downs on mortgage-backed securities and an increase of $26.9 million (pre-tax) in the fair value of available for sale securities.

As of September 30, 2024, the carrying amount of available for sale debt securities included net unrealized losses of $125.4 million, compared to net unrealized losses of $152.2 million as of December 31, 2023. The net unrealized losses were primarily concentrated in obligations of U.S. government agencies and U.S. government-sponsored enterprises, including mortgage-backed securities, and primarily attributable to relative changes in market interest rates since the time of purchase. See Note 3 to the Unaudited Consolidated Financial Statements for additional information.

Loans
Total loans amounted to $5.5 billion at September 30, 2024, down by $132.8 million, or 2.4%, from the end of 2023.

The following is a summary of loans:

(Dollars in thousands)	September 30, 2024		December 31, 2023
	Amount	% of Total	Amount	% of Total
Commercial:
Commercial real estate	$2,102,091	38%	$2,106,359	37%
Commercial & industrial	566,279	10	605,072	11
Total commercial	2,668,370	48	2,711,431	48
Residential Real Estate:
Residential real estate (1)	2,529,397	46	2,604,478	46
Consumer:
Home equity	299,379	5	312,594	6
Other	17,724	1	19,203	—
Total consumer	317,103	6	331,797	6
Total loans	$5,514,870	100%	$5,647,706	100%
(1)Includes a $19 thousand negative basis adjustment associated with fair value hedges at September 30, 2024. See Note 6 to the Unaudited Consolidated Financial Statements for additional disclosure.

Commercial Loans
The commercial loan portfolio represented 48% of total loans at both September 30, 2024 and December 31, 2023.

Management's Discussion and Analysis
In making commercial loans, we may occasionally solicit the participation of other banks. The Bank also participates in commercial loans originated by other banks. In such cases, these loans are individually underwritten by us using standards similar to those employed for our self-originated loans. Our participation in commercial loans originated by other banks amounted to $679.2 million and $652.7 million, respectively, at September 30, 2024 and December 31, 2023. Our participation in commercial loans originated by other banks also includes shared national credits. Shared national credits are defined as participation in loans or loan commitments of at least $100.0 million that are shared by three or more banks.

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

From time to time, commercial loans may be reclassified between CRE and C&I categories, reflecting underlying changes in loans to/from owner occupied from/to non-owner occupied. Additionally, certain construction loans may be reclassified to C&I when the construction phase is complete and the loan transitions to permanent financing.

Commercial Real Estate Loans
CRE loans totaled $2.1 billion at September 30, 2024, down by $4.3 million, or 0.2%, from the balance at December 31, 2023.

In the first nine months of 2024, CRE advances and originations amounted to $183.2 million and were more than offset by payments.

Construction and development loans included in the CRE loan portfolio amounted to $131.3 million and $214.6 million, respectively, as of September 30, 2024 and December 31, 2023.

Shared national credit balances outstanding included in the CRE loan portfolio at September 30, 2024 and December 31, 2023, totaled $82.8 million and $47.4 million, respectively. At September 30, 2024 and December 31, 2023, balances of $62.3 million and $29.0 million, respectively, were included in the pass-rated category of commercial loan credit quality and balances of $20.5 million and $18.4 million, respectively, were included in the classified category. All of these loans were current with respect to contractual payment terms at both dates.

The following table presents a geographic summary of CRE loans by property location:

(Dollars in thousands)	September 30, 2024		December 31, 2023
	Outstanding Balance	% of Total	Outstanding Balance	% of Total
Connecticut	$826,212	39%	$815,975	39%
Massachusetts	650,891	31	645,736	31
Rhode Island	434,111	21	430,899	20
Subtotal	1,911,214	91	1,892,610	90
All other states	190,877	9	213,749	10
Total	$2,102,091	100%	$2,106,359	100%

Management's Discussion and Analysis
Management considers the CRE portfolio to be well-diversified with loans across several property types. The following table presents a summary of CRE loans by property type segmentation:

(Dollars in thousands)	September 30, 2024		December 31, 2023
	Outstanding Balance (1)	% of Total	Outstanding Balance (1)	% of Total
CRE Portfolio Segmentation:
Multi-family	$540,792	26%	$546,694	26%
Retail	428,217	20	434,913	21
Industrial and warehouse	337,950	16	307,987	15
Office	296,545	14	284,199	13
Hospitality	203,972	10	235,015	11
Healthcare facility	202,854	10	175,490	8
Mixed-use	29,231	1	49,079	2
Other	62,530	3	72,982	4
Total CRE loans	$2,102,091	100%	$2,106,359	100%

Average CRE loan size (2)	$5,192		$5,366
Largest individual CRE loan outstanding	$65,475		$65,458
(1)Does not include unfunded commitments of $198.1 million and $351.5 million, respectively, as of September 30, 2024 and December 31, 2023.
(2)Total commitment (outstanding loan balance plus unfunded commitments) divided by number of loans.

Multi-family totaled $540.8 million as of September 30, 2024, and is our largest single CRE segment, representing 26% of the total CRE portfolio. This segment includes non-owner occupied residential properties consisting of four or more units that are rented to tenants. At September 30, 2024, the credit quality of the multi-family segment was 100% pass-rated. Also, there were no nonaccrual loans and all loans were current with respect to payment terms at September 30, 2024.

In 2024, there continues to be heightened focus in the banking industry on the CRE office sector, given the continuation of remote work and an increase in vacancies across the office market. As of September 30, 2024, Washington Trust’s CRE office loan segment totaled $296.5 million, or 5% of total loans and 14% of the total CRE loans. The loans are secured by non-owner occupied office properties, including medical office and lab space, located in our primary lending market area of southern New England - Connecticut, Massachusetts, and Rhode Island. Furthermore, approximately 68% of the CRE office segment balance of $296.5 million is secured by properties located in suburban areas. As of September 30, 2024, 96% of the CRE office segment was current with respect to payment terms, and 94% of the CRE office segment was on accruing status. Additionally, the credit quality of the CRE office loan segment was 84% pass-rated, 2% special mention-rated, and 14% classified as of September 30, 2024.

Commercial and Industrial Loans
C&I loans amounted to $566.3 million at September 30, 2024, down by $38.8 million, or 6%, from the balance at December 31, 2023.

In the first nine months of 2024, C&I originations, advances and line utilization amounted to $50.8 million and were more than offset by payments.

Shared national credit balances outstanding included in the C&I loan portfolio totaled $71.9 million and $66.3 million, respectively, at September 30, 2024 and December 31, 2023. All of these loans were included in the pass-rated category of commercial loan credit quality and were current with respect to contractual payment terms at both dates.

Management's Discussion and Analysis
Management considers the C&I portfolio to be well-diversified with loans across several industries. The following table presents a summary of C&I loan by industry segmentation:

(Dollars in thousands)	September 30, 2024		December 31, 2023
	Outstanding Balance (1)	% of Total	Outstanding Balance (1)	% of Total
C&I Portfolio Segmentation:
Healthcare and social assistance	$131,120	23%	$166,490	28%
Real estate rental and leasing	69,069	12	70,540	12
Transportation and warehousing	56,620	10	63,789	11
Manufacturing	48,239	9	54,905	9
Educational services	42,860	8	41,968	7
Retail trade	41,232	7	43,746	7
Finance and insurance	25,362	4	33,617	6
Information	22,168	4	22,674	4
Arts, entertainment, and recreation	20,557	4	22,249	4
Accommodation and food services	11,693	2	13,502	2
Professional, scientific, and technical services	10,729	2	7,998	1
Public administration	2,570	—	3,019	—
Other	84,060	15	60,575	9
Total C&I loans	$566,279	100%	$605,072	100%

Average C&I loan size (2)	$832		$844
Largest individual C&I loan outstanding	$25,476		$25,324
(1)Does not include unfunded commitments of $341.8 million and $341.9 million, respectively, as of September 30, 2024 and December 31, 2023.
(2)Total commitment (outstanding loan balance plus unfunded commitments) divided by number of loans.

Healthcare and social assistance totaled $131.1 million as of September 30, 2024, and is our largest single C&I segment, representing 23% of the total C&I portfolio. This segment includes specialty medical practices, elder services, and community and mental health centers. At September 30, 2024, the credit quality of the healthcare and social assistance segment was 86% pass-rated and 14% was special mention. Also, there were no nonaccrual loans and all loans were current with respect to payment terms at September 30, 2024.

Residential Real Estate Loans
The residential real estate loan portfolio represented 46% of total loans at both September 30, 2024 and December 31, 2023.

Residential real estate loans amounted to $2.5 billion at September 30, 2024, down by $75.1 million, or 3%, from the balance at December 31, 2023, as total origination activity declined and a lower proportion of loans was originated for portfolio.

The following is a geographic summary of residential real estate loans by property location:

(Dollars in thousands)	September 30, 2024		December 31, 2023
	Amount	% of Total	Amount	% of Total
Massachusetts	$1,857,706	74%	$1,928,206	74%
Rhode Island	488,094	19	481,289	19
Connecticut	155,858	6	165,933	6
Subtotal	2,501,658	99	2,575,428	99
All other states	27,739	1	29,050	1
Total (1)	$2,529,397	100%	$2,604,478	100%
(1)Includes residential mortgage loans purchased from and serviced by other financial institutions totaling $48.0 million and $53.4 million, respectively, as of September 30, 2024 and December 31, 2023.

Management's Discussion and Analysis

Residential real estate loans are originated both for sale to the secondary market as well as for retention in the Bank’s loan portfolio. We also originate residential real estate loans for various investors in a broker capacity, including conventional mortgages and reverse mortgages.

The table below presents residential real estate loan origination activity:

(Dollars in thousands)	Three Months				Nine Months
Periods ended September 30,	2024		2023		2024		2023
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Originations for retention in portfolio (1)	$26,317	19%	$161,603	67%	$77,311	20%	$420,065	70%
Originations for sale to the secondary market (2)	115,117	81	78,339	33	303,943	80	184,097	30
Total	$141,434	100%	$239,942	100%	$381,254	100%	$604,162	100%
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

The table below presents residential real estate loan sales activity:

(Dollars in thousands)
	Three Months				Nine Months
Periods ended September 30,	2024		2023		2024		2023
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Loans sold with servicing rights retained	$17,881	15%	$34,046	38%	$66,508	22%	$79,887	44%
Loans sold with servicing rights released (1)	102,457	85	54,575	62	236,526	78	102,625	56
Total	$120,338	100%	$88,621	100%	$303,034	100%	$182,512	100%
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

Loans are sold with servicing retained or released. Loans sold with servicing rights retained result in the capitalization of servicing rights. Loan servicing rights are included in other assets and are subsequently amortized as an offset to mortgage banking revenues over the estimated period of servicing. The net balance of capitalized servicing rights amounted to $7.8 million and $8.5 million, respectively, as of September 30, 2024 and December 31, 2023. The balance of residential mortgage loans serviced for others, which are not included in the Unaudited Consolidated Balance Sheets, amounted to $1.4 billion and $1.5 billion, respectively, as of September 30, 2024 and December 31, 2023.

Consumer Loans
The consumer loan portfolio represented 6% of total loans at both September 30, 2024 and December 31, 2023.

Consumer loans include home equity loans and lines of credit and personal installment loans. Home equity lines of credit and home equity loans represented 94% of the total consumer portfolio at September 30, 2024. Our home equity line and home equity loan origination activities are conducted primarily in southern New England. The Bank estimates that approximately 50% of the combined home equity lines of credit and home equity loan balances are first lien positions or subordinate to other Washington Trust mortgages.

Management's Discussion and Analysis
The consumer loan portfolio totaled $317.1 million at September 30, 2024, down by $14.7 million, or 4%, from December 31, 2023, largely reflecting a decrease in home equity lines.

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

Nonperforming Assets
Nonperforming assets include nonaccrual loans and OREO.

The following table presents nonperforming assets and additional asset quality data:

(Dollars in thousands)	September 30, 2024	December 31, 2023
Commercial:
Commercial real estate	$18,259	$32,827
Commercial & industrial	616	682
Total commercial	18,875	33,509
Residential Real Estate:
Residential real estate	10,517	9,626
Consumer:
Home equity	1,750	1,483
Other	—	—
Total consumer	1,750	1,483
Total nonaccrual loans	31,142	44,618
OREO, net	—	683
Total nonperforming assets	$31,142	$45,301

Nonperforming assets to total assets	0.44%	0.63%
Nonperforming loans to total loans	0.56%	0.79%
Total past due loans to total loans	0.37%	0.20%
Allowance for credit losses on loans to total loans	0.77%	0.73%
Allowance for credit losses on loans to nonaccrual loans	136.89%	92.02%
Accruing loans 90 days or more past due	$—	$—

Nonaccrual Loans
During the nine months ended September 30, 2024, the Corporation made no changes in its practices or policies concerning the placement of loans into nonaccrual status.

Management's Discussion and Analysis
The following table presents the activity in nonaccrual loans:

(Dollars in thousands)	Three Months		Nine Months
For the periods ended September 30,	2024	2023	2024	2023
Balance at beginning of period	$30,479	$10,407	$44,618	$12,846
Additions to nonaccrual status	1,880	25,088	2,867	28,258
Loans returned to accruing status	(268)	(197)	(14,401)	(1,636)
Loans charged-off	(59)	(44)	(182)	(157)
Loans transferred to other real estate owned	—	—	—	(683)
Payments, payoffs, and other changes	(890)	(1,602)	(1,760)	(4,976)
Balance at end of period	$31,142	$33,652	$31,142	$33,652

The following table presents additional detail on nonaccrual loans:

(Dollars in thousands)	September 30, 2024					December 31, 2023
		Days Past Due					Days Past Due
	Current	30-89	90 or More	Total Nonaccrual	% (1)	Current	30-89	90 or More	Total Nonaccrual	% (1)
Commercial:
Commercial real estate	$7,783	$10,476	$—	$18,259	0.87%	$32,827	$—	$—	$32,827	1.56%
Commercial & industrial	616	—	—	616	0.11	682	—	—	682	0.11
Total commercial	8,399	10,476	—	18,875	0.71	33,509	—	—	33,509	1.24
Residential Real Estate:
Residential real estate	4,306	4,032	2,179	10,517	0.42	4,105	3,512	2,009	9,626	0.37
Consumer:
Home equity	319	684	747	1,750	0.58	127	621	735	1,483	0.47
Other	—	—	—	—	—	—	—	—	—	—
Total consumer	319	684	747	1,750	0.55	127	621	735	1,483	0.45
Total nonaccrual loans	$13,024	$15,192	$2,926	$31,142	0.56%	$37,741	$4,133	$2,744	$44,618	0.79%
(1)    Percentage of nonaccrual loans to the total loans outstanding within the respective loan class.

There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at September 30, 2024.

As of September 30, 2024, the composition of nonaccrual loans was 61% commercial and 39% residential and consumer. This compared to 75% commercial and 25% residential and consumer as of December 31, 2023.

Total nonaccrual loans decreased by $13.5 million from the end of 2023, reflecting a decline in nonaccrual commercial real estate loans. Nonaccrual commercial real estate loans decreased by $14.6 million from the balance at December 31, 2023, primarily due to one loan secured by a healthcare facility that returned to accruing status in the first quarter of 2024.

As of September 30, 2024, the balance of nonaccrual commercial real estate loans consisted of two collateral dependent loans. One loan for $10.5 million is secured by an office property in Massachusetts and is past due, as the loan matured in the third quarter of 2024. The other loan for $7.8 million is secured by an office property in Connecticut, is current with respect to payment terms and was modified as a TLM in 2023. These loans were individually assessed for credit impairment and based on the estimated fair value of the collateral less estimated costs to sell (when appropriate), specific reserves of $500 thousand were deemed necessary at September 30, 2024.

As of September 30, 2024, the balance of nonaccrual residential mortgage loans was predominately secured by properties in Connecticut, Massachusetts, and Rhode Island. Included in total nonaccrual residential real estate loans at September 30,

Management's Discussion and Analysis
2024 were four loans purchased for portfolio and serviced by others amounting to $933 thousand.  Management monitors the collection efforts of its third-party servicers as part of its assessment of the collectability of nonperforming loans.

Past Due Loans
The following table presents past due loans by category:

(Dollars in thousands)	September 30, 2024		December 31, 2023
	Amount	% (1)	Amount	% (1)
Commercial:
Commercial real estate	$10,476	0.50%	$—	—%
Commercial & industrial	3	—	10	—
Total commercial	10,479	0.39	10	—
Residential Real Estate:
Residential real estate	6,947	0.27	8,116	0.31
Consumer:
Home equity	2,800	0.94	3,196	1.02
Other	75	0.42	23	0.12
Total consumer	2,875	0.91	3,219	0.97
Total past due loans	$20,301	0.37%	$11,345	0.20%
(1)Percentage of past due loans to the total loans outstanding within the respective loan class.

The composition of past due loans (loans past due 30 days or more) was 52% commercial and 48% residential and consumer as of September 30, 2024 and essentially all residential and consumer as of December 31, 2023.

Total past due loans increased by $9.0 million from the end of 2023, largely due to the $10.5 million nonaccrual commercial real estate loan discussed above under the caption “Nonaccrual Loans.”

Total past due loans included $18.1 million of nonaccrual loans as of September 30, 2024, compared to $6.9 million as of December 31, 2023.

All loans 90 days or more past due at September 30, 2024 and December 31, 2023 were classified as nonaccrual.

Potential Problem Loans
The Corporation classifies certain loans as “substandard,” “doubtful,” or “loss” based on criteria consistent with guidelines provided by banking regulators.  Potential problem loans include classified accruing commercial loans that were less than 90 days past due at September 30, 2024 and other loans for which known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future. Potential problem loans are not included in the amounts of nonaccrual loans presented above.

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

Management has identified $25.1 million in potential problem loans at September 30, 2024, compared to $22.9 million at December 31, 2023. The balances of potential problem loans largely consisted of two CRE loans secured by office properties in Massachusetts and Connecticut. At September 30, 2024 and December 31, 2023, these loans were current with respect to payment terms.

Allowance for Credit Losses on Loans
The ACL on loans is management’s estimate of expected lifetime credit losses on loans carried at amortized cost.  The ACL

Management's Discussion and Analysis
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

The following table presents additional detail on the Corporation’s loan portfolio and associated allowance:

(Dollars in thousands)	September 30, 2024			December 31, 2023
	Loans	Related Allowance	Allowance / Loans	Loans	Related Allowance	Allowance / Loans
Individually analyzed loans	$19,903	$500	2.51%	$34,640	$97	0.28%
Pooled (collectively evaluated) loans (1)	5,494,986	42,130	0.77	5,613,066	40,960	0.73
Total	$5,514,889	$42,630	0.77%	$5,647,706	$41,057	0.73%
(1)The amount reported for pooled loans excludes a $19 thousand negative basis adjustment associated with fair value hedges at September 30, 2024. See Note 6 to the Unaudited Consolidated Financial Statements for additional disclosure.

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

The ACL on loans amounted to $42.6 million at September 30, 2024, up by $1.6 million, or 4%, from the balance at December 31, 2023. The ACL on loans as a percentage of total loans, also known as the reserve coverage ratio, was 0.77% at September 30, 2024, compared to 0.73% at December 31, 2023.

The Corporation recorded a provision for credit losses on loans of $300 thousand and $1.7 million, respectively, for the three and nine months ended September 30, 2024. The provision for credit losses in 2024 largely reflected continued, yet

Management's Discussion and Analysis
subsiding, slowdown of loan prepayment speeds and modest specific reserve allocations on an individually analyzed nonaccrual commercial loan, partially offset by a decline in loan balances and relatively stable to improving forecasted economic conditions.

Net charge-offs totaled $48 thousand for the three months ended September 30, 2024, compared to $30 thousand for the same period in 2023. For the nine months ended September 30, 2024, net charge-offs totaled $127 thousand, compared to net charge-offs of $114 thousand for the same period in 2023.

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

(Dollars in thousands)	September 30, 2024			December 31, 2023
	Allocated ACL	ACL to Loans	Loans to Total Portfolio (1)	Allocated ACL	ACL to Loans	Loans to Total Portfolio (1)
Commercial:
Commercial real estate	$25,758	1.23%	38%	$24,144	1.15%	37%
Commercial & industrial	7,403	1.31	10	8,088	1.34	11
Total commercial	33,161	1.24	48	32,232	1.19	48
Residential Real Estate:
Residential real estate	8,063	0.32	46	7,403	0.28	46
Consumer:
Home equity	1,086	0.36	5	1,048	0.34	6
Other	320	1.81	1	374	1.95	—
Total consumer	1,406	0.44	6	1,422	0.43	6
Total ACL on loans at end of period	$42,630	0.77%	100%	$41,057	0.73%	100%
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

Management's Discussion and Analysis
The following table presents a summary of deposits:

(Dollars in thousands)	September 30, 2024		December 31, 2023		Change in Balance
	Amount	% of Total	Amount	% of Total	$	%
Noninterest-bearing demand deposits	$665,706	13%	$693,746	13%	($28,040)	(4%)
Interest-bearing demand deposits	596,319	12	504,959	9	91,360	18
NOW accounts	685,531	13	767,036	14	(81,505)	(11)
Money market accounts	1,146,426	22	1,096,959	21	49,467	5
Savings accounts	490,285	9	497,223	9	(6,938)	(1)
Time deposits (in-market)	1,207,626	24	1,134,187	22	73,439	6
Total in-market deposits	4,791,893	93	4,694,110	88	97,783	2
Wholesale brokered time deposits	379,997	7	654,050	12	(274,053)	(42)
Total deposits	$5,171,890	100%	$5,348,160	100%	($176,270)	(3%)

Total deposits amounted to $5.2 billion at September 30, 2024, compared to $5.3 billion at December 31, 2023.

Wholesale brokered time deposits decreased by $274.1 million, or 42%, from December 31, 2023, reflecting maturities and a shift in wholesale funding mix based on pricing. See disclosure regarding FHLB advances under the caption “Borrowings” below.

In-market deposits, which exclude wholesale brokered time deposits, were up by $97.8 million, or 2%, from the balance at December 31, 2023. Growing deposits continues to be highly competitive in our market area and demand for higher-cost deposit products is strong. Washington Trust has made recent investments in technology to enhance our customers’ experience and we remain focused on maintaining and growing depositor relationships.

As of September 30, 2024, in-market deposits were approximately 59% retail and 41% commercial. Our in-market deposits are well-diversified by industry and customer type. The average size of our in-market deposit accounts was approximately $36 thousand at September 30, 2024.

The following table presents a summary of the Bank’s uninsured deposits:

(Dollars in thousands)	September 30, 2024		December 31, 2023
	Balance	% of Total Deposits	Balance	% of Total Deposits
Uninsured Deposits:
Uninsured deposits (1)	$1,360,176	26%	$1,260,672	24%
Less: affiliate deposits (2)	101,028	2	92,645	2
Uninsured deposits, excluding affiliate deposits	1,259,148	24	1,168,027	22
Less: fully-collateralized preferred deposits (3)	205,668	4	204,327	4
Uninsured deposits, after exclusions	$1,053,480	20%	$963,700	18%
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

Borrowings
Borrowings primarily consist of FHLB advances, which are used as a source of funding for liquidity and interest rate risk management purposes. FHLB advances totaled $1.3 billion at September 30, 2024, up by $110.0 million, or 9%, from the balance at the end of 2023, reflecting a shift to utilize higher levels of FHLB advances and lower levels of wholesale brokered time certificates as a wholesale funding source.

For additional information regarding FHLB advances see Note 9 to the Unaudited Consolidated Financial Statements.

Management's Discussion and Analysis
Liquidity and Capital Resources
Liquidity Management
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand.  The Corporation’s primary source of liquidity is in-market deposits, which funded approximately 65% of total average assets in the nine months ended September 30, 2024.  While the generally preferred funding strategy is to attract and retain low-cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace.  Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and brokered deposits), cash flows from the investment securities portfolio, and loan repayments.  Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs, although management has no intention to do so at this time.

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

The table below presents a summary of contingent liquidity balances by source:

(Dollars in thousands)	September 30, 2024	December 31, 2023
Contingent Liquidity:
Federal Home Loan Bank of Boston (1)	$930,951	$1,086,607
Federal Reserve Bank of Boston (2)	85,009	65,759
Noninterest-bearing cash	33,694	54,970
Unencumbered securities	662,991	680,857
Total contingent liquidity	$1,712,645	$1,888,193

Percentage of total contingent liquidity to uninsured deposits	125.9%	149.8%
Percentage of total contingent liquidity to uninsured deposits, after exclusions	162.6%	195.9%
(1)As of September 30, 2024 and December 31, 2023, loans with a carrying value of $3.2 billion and $3.4 billion, respectively, and securities available for sale with carrying values of $90.4 million and $94.3 million, respectively, were pledged to the FHLB resulting in this additional borrowing capacity.
(2)As of September 30, 2024 and December 31, 2023, loans with a carrying value of $85.6 million and $71.0 million, respectively, and securities available for sale with a carrying value of $13.8 million and $13.1 million, respectively, were pledged to the FRBB for the discount window resulting in this additional unused borrowing capacity.

In addition to the amounts presented above, the Bank also had access to a $40.0 million unused line of credit with the FHLB at September 30, 2024 and December 31, 2023.

The ALCO establishes and monitors internal liquidity measures to manage liquidity exposure. Liquidity remained within target ranges established by the ALCO during the nine months ended September 30, 2024.  Based on its assessment of the liquidity considerations described above, management believes the Corporation’s sources of funding meet anticipated funding needs.

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

Capital Resources
Total shareholders’ equity amounted to $502.2 million at September 30, 2024, up by $29.5 million from December 31, 2023. Net income of $32.7 million and an increase of $24.0 million in the AOCL component of shareholders' equity were partially offset by $29.0 million in dividend declarations. The increase in AOCL largely reflected increases in the fair value of available for sale debt securities due to changes in market interest rates. See Note 6 to the Unaudited Consolidated Financial Statements for additional discussion regarding the previously terminated cash flow hedge.

Washington Trust declared a quarterly dividend of 56 cents per share for the three months ended September 30, 2024, unchanged from the 56 cents per share declared for the same period in 2023. On a year-to-date basis, dividend declarations totaled $1.68 per share in 2024, unchanged from the $1.68 per share declared in 2023.

The ratio of total equity to total assets amounted to 7.03% and 6.56%, respectively, at September 30, 2024 and December 31, 2023.  Book value per share was $29.44 at September 30, 2024, compared to $27.75 at December 31, 2023.

The Bancorp and the Bank are subject to various regulatory capital requirements and are considered “well capitalized,” with a total risk-based capital ratio of 12.21% at September 30, 2024, compared to 11.58% at December 31, 2023.

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

Deposit balances may also be subject to possible outflow to non-bank alternatives in a rising rate environment. This may cause interest rate sensitivity to differ from the results as presented. Another significant simulation assumption is the sensitivity of savings deposits to fluctuations in interest rates. Income simulation results assume that changes in both savings

Management's Discussion and Analysis
deposit rates and balances are related to changes in short-term interest rates. The relationship between short-term interest rate changes and deposit rate and balance changes may differ from the ALCO’s estimates used in income simulation.

The ALCO reviews simulation results to determine whether the Corporation’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure.  As of September 30, 2024 and December 31, 2023, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Corporation. All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Corporation’s balance sheet remain stable.

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

The following table sets forth the estimated change in net interest income from an unchanged rate scenario over the periods indicated for parallel changes in market interest rates using the Corporation’s on- and off-balance sheet financial instruments as of September 30, 2024 and December 31, 2023.  Interest rates are assumed to shift by parallel rate changes as shown in the table below. Further, deposits are assumed to have certain minimum rate levels below which they will not fall.  It should be noted that the rate scenarios shown do not necessarily reflect the ALCO’s view of the “most likely” change in interest rates over the periods indicated.

	September 30, 2024		December 31, 2023
	Months 1 - 12	Months 13 - 24	Months 1 - 12	Months 13 - 24
100 basis point rate decrease	(3.62)%	0.42%	(3.38)%	0.94%
200 basis point rate decrease	(7.36)	0.26	(6.82)	1.53
300 basis point rate decrease	(11.30)	(0.73)	(10.38)	1.59
100 basis point rate increase	1.28	(5.11)	0.72	(6.08)
200 basis point rate increase	4.82	(6.43)	4.16	(7.57)
300 basis point rate increase	8.37	(8.42)	7.55	(9.21)

The relative change in interest rate sensitivity from December 31, 2023, as shown in the above table, was attributable to changes in balance sheet composition and market interest rates. The changes in balance sheet composition included a temporary increase in rate-sensitive cash balances on deposit at correspondent banks, reductions in loans, and a lower level of wholesale funding given in-market deposit growth. Furthermore, additional interest rate management derivative contracts were executed to hedge interest rate risk.

The ALCO estimates that as interest rates change, interest-earning assets would reprice more quickly than interest-bearing liabilities. In-market deposit rate changes are modeled to lag behind other market interest rates in both pace and magnitude. Additionally, prepayments of loans and securities generally increase as market interest rates decline and decrease as market interest rates rise.

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

Management's Discussion and Analysis
The following table summarizes the potential change in market value of the Corporation’s available for sale debt securities as of September 30, 2024 and December 31, 2023 resulting from immediate parallel rate shifts:

(Dollars in thousands)
Security Type	Down 100 Basis Points	Up 200 Basis Points
Obligations of U.S. government-sponsored enterprise securities (callable)	$7,037	($14,859)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	44,551	(95,915)
Obligations of states and political subdivisions	31	(101)
Trust preferred debt and other corporate debt securities	51	(100)
Total change in market value as of September 30, 2024	$51,670	($110,975)
Total change in market value as of December 31, 2023	$59,659	($117,334)

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

Item 4.  Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, of the Corporation’s disclosure controls and procedures as of the period ended September 30, 2024.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Corporation’s management including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.  The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

Internal Control Over Financial Reporting
There has been no change in the Corporation’s internal controls over financial reporting during the quarter ended September 30, 2024 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5.  Other Information
Insider Trading Arrangements
During the three months ended September 30, 2024, none of the Corporation’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6.  Exhibits
(a) Exhibits.  The following exhibits are included as part of this Form 10-Q:

Exhibit Number
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Filed herewith.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Furnished herewith. (1)
101	The following materials from Washington Trust Bancorp, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2024 formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related Notes to these consolidated financial statements.
104	The cover page from the Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2024 has been formatted in Inline XBRL and contained in Exhibit 101.
(1)These certifications are not “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Securities Exchange Act.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASHINGTON TRUST BANCORP, INC.
(Registrant)

Date:	November 7, 2024	By:	/s/ Edward O. Handy III
Edward O. Handy III
Chairman and Chief Executive Officer
(principal executive officer)

Date:	November 7, 2024	By:	/s/ Ronald S. Ohsberg
Ronald S. Ohsberg
Senior Executive Vice President, Chief Financial Officer, and Treasurer
(principal financial officer)

Date:	November 7, 2024	By:	/s/ Maria N. Janes
Maria N. Janes
Executive Vice President, Chief Accounting Officer, and Controller
(principal accounting officer)