Form 10-K
period 2024-12-31
WASHINGTON TRUST BANCORP INC
filed 2025-02-25
CIK 737468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-K
(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended	December 31, 2024	or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________
Commission file number:  001-32991
WASHINGTON TRUST BANCORP, INC.
(Exact name of registrant as specified in its charter)

Rhode Island			05-0404671
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
23 Broad Street,	Westerly,	Rhode Island	02891
(Address of principal executive offices)			(Zip Code)
(401) 348-1200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
COMMON STOCK, $.0625 PAR VALUE PER SHARE	WASH	Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes  ☒No
The aggregate market value of voting stock held by non-affiliates of the registrant at June 30, 2024 was $462,103,224 based on a closing sales price of $27.41 per share as reported on the Nasdaq Global Select Market, which includes $19,298,970 held by The Washington Trust Company, of Westerly under trust agreements and other instruments.
The number of shares of the registrant’s common stock, $.0625 par value per share, outstanding as of January 31, 2025 was 19,276,147.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement dated March 11, 2025 for the Annual Meeting of Shareholders to be held on April 22, 2025 are incorporated by reference into Part III of this Form 10-K.

FORM 10-K
WASHINGTON TRUST BANCORP, INC.
For the Year Ended December 31, 2024

Glossary of Acronyms and Terms

The following is a list of acronyms and terms that are used throughout this Annual Report on Form 10-K:

2003 Stock Incentive Plan	Washington Trust Bancorp, Inc.'s 2003 Stock Incentive Plan
2013 Stock Option and Incentive Plan	Washington Trust Bancorp, Inc.'s 2013 Stock Option and Incentive Plan
2022 Long Term Incentive Plan	Washington Trust Bancorp, Inc.'s 2022 Long Term Incentive Plan
2021 Repurchase Program	Washington Trust Bancorp, Inc.'s Stock Repurchase Program adopted on November 10, 2021
2023 Repurchase Program	Washington Trust Bancorp, Inc.'s Stock Repurchase Program commencing January 1, 2023
2024 Repurchase Program	Washington Trust Bancorp, Inc.'s Stock Repurchase Program commencing January 1, 2024
ACL	Allowance for credit losses
Advisers Act	Investment Advisers Act of 1940
ALCO	Asset/Liability Committee
AOCI	Accumulated other comprehensive income
AOCL	Accumulated other comprehensive loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	Automated teller machine
AUA	Assets under administration
Bancorp	Washington Trust Bancorp, Inc.
Bank	The Washington Trust Company, of Westerly
BHCA	Bank Holding Company Act of 1956, as amended
BOLI	Bank-owned life insurance
BSA	Bank Secrecy Act
C&I	Commercial and industrial
CDARS	Certificate of Deposit Account Registry Service
CFPB	Consumer Financial Protection Bureau
Code	Internal Revenue Code of 1986, as amended
CODM	Chief Operating Decision Maker
Corporation	The Bancorp and its subsidiaries
COSO	Committee of Sponsoring Organizations of the Treadway Commission
CRA	Community Reinvestment Act
CRE	Commercial real estate
DCF	Discounted cash flow
DDM	Demand Deposit Marketplace
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended
DOJ	U.S. Department of Justice
Economic Growth Act	Economic Growth, Regulatory Relief, and Consumer Protection Act
EPS	Earnings per common share
ERISA	Employee Retirement Income Security Act of 1974, as amended
ERM	Enterprise risk management
Exchange Act	Securities Exchange Act of 1934, as amended
FACT Act	Fair and Accurate Credit Transactions Act of 2003
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank of Boston

Glossary of Acronyms and Terms

FRBB	Federal Reserve Bank of Boston
FTE	Fully taxable equivalent
GAAP	Accounting principles generally accepted in the United States of America
GDP	Gross domestic product
GLBA	Gramm-Leach-Bliley Act of 1999
Halsey	Halsey Associates, Inc.
HPI	National home price index
ICS	Insured Cash Sweep
LTV	Loan to value
Nasdaq	Nasdaq Global Select Market
NIM	Net interest margin
NUR	National unemployment rate
OFAC	U.S. Treasury’s Office of Foreign Assets Control
OREO	Property acquired through foreclosure or repossession
Proxy Statement	Bancorp’s Proxy Statement for the 2025 Annual Meeting of Shareholders to be held April 22, 2025
RI Division of Banking	Rhode Island Department of Business Regulation, Division of Banking
ROU	Right-of-use
S&P	Standard and Poors, Inc.
SBA	Small Business Administration
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
TILA	Truth in Lending Act
TLM	Troubled loan modification
Trust I	WT Capital Trust I
Trust II	WT Capital Trust II
USA PATRIOT Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
Washington Trust	The Bancorp and its subsidiaries
Weston	Weston Financial Group, Inc.
WTA	Washington Trust Advisors, Inc.
WTMC	Washington Trust Mortgage Company LLC

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
•changes in, and evolving interpretations of, existing and future laws, rules and regulations;
•changes in accounting principles, policies and guidelines;
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

PART I

ITEM 1.  Business.

Washington Trust Bancorp, Inc.
The Bancorp, a publicly-owned registered bank holding company that has elected to be a financial holding company, was organized in 1984 under the laws of the state of Rhode Island.  The Bancorp’s common stock trades on the Nasdaq under the symbol WASH. The Bancorp owns all of the outstanding common stock of the Bank, a Rhode Island chartered financial institution founded in 1800.  The Bancorp was formed in 1984 under a plan of reorganization in which outstanding common shares of the Bank were exchanged for common shares of the Bancorp.  See additional information under the caption “Subsidiaries.”

Washington Trust offers a full range of financial services, including commercial banking, mortgage banking, personal banking, and wealth management and trust services, through its offices located in Rhode Island, Connecticut, and Massachusetts.

The accounting and reporting policies of Washington Trust conform to GAAP and to general practices of the banking industry.  At December 31, 2024, Washington Trust had total assets of $6.9 billion, total deposits of $5.1 billion and total shareholders’ equity of $499.7 million.

Lending Activities
Washington Trust’s total loan portfolio amounted to $5.1 billion, or 74% of total assets, at December 31, 2024. The Corporation classifies loans as commercial, residential real estate or consumer. The Corporation’s lending activities are conducted primarily in southern New England and, to a lesser extent, other states.  Washington Trust offers a variety of commercial and retail lending products. Interest rates charged on loans may be fixed or variable and vary with the degree of risk, loan term, underwriting and servicing costs, loan amount and the extent of other banking relationships maintained with customers. Rates are further subject to competitive pressures, the current interest rate environment, availability of funds and government regulations.

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

Commercial Loans
The commercial loan portfolio represented 52% of total loans at December 31, 2024. In making commercial loans, Washington Trust may occasionally solicit the participation of other banks. Washington Trust also participates from time to time in commercial loans originated by other banks. In such cases, these loans are individually underwritten by us using standards similar to those employed for our self-originated loans. Our participation in commercial loans originated by other banks also includes shared national credits. Shared national credits are defined as participation in loans or loan commitments of at least $100 million that are shared by three or more banks. Commercial loans fall into two major categories: CRE and C&I loans.

CRE loans consist of commercial mortgages secured by real property where the primary source of repayment is derived from rental income associated with the property or the proceeds of the sale, refinancing or permanent financing of the property. CRE loans also include construction loans made to businesses for land development or the on-site construction of industrial, commercial or residential buildings. CRE loans frequently involve larger loan balances to single borrowers or groups of related borrowers. At December 31, 2024, CRE loans represented 80% of the total commercial loan portfolio and 42% of the total loan portfolio.

C&I loans primarily provide working capital, equipment financing and financing for other business-related purposes. C&I loans are frequently collateralized by equipment, inventory, accounts receivable and/or general business assets.  A portion of the Bank’s C&I loan portfolio is also collateralized by real estate.  C&I loans also include tax-exempt loans made to states and political subdivisions, as well as industrial development or revenue bonds issued through quasi-public corporations for the benefit of a private or non-profit entity where that entity rather than the governmental entity is obligated to pay the debt service. At December 31, 2024, C&I loans represented 20% of the total commercial loan portfolio and 10% of the total loan portfolio.

Residential Real Estate Loans
The residential real estate loan portfolio consists of mortgage and homeowner construction loans secured by one- to four-family residential properties and represented 41% of total loans at December 31, 2024.  Residential real estate loans are primarily originated by commissioned mortgage originator employees. Residential real estate loans are originated both for retention in the Bank’s loan portfolio, as well as for sale to the secondary market.  Loan sales to the secondary market provide funds for additional lending and other banking activities. Loans originated for sale to the secondary market are sold to investors such as the Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and other institutional investors. Washington Trust sells loans with servicing retained or released.  Residential real estate loans are also originated for various investors in a broker capacity, including conventional mortgages and reverse mortgages.

Also included in the residential real estate loan portfolio are mortgage loans purchased from and serviced by other financial institutions. These loans are individually evaluated at time of purchase to Washington Trust’s underwriting standards and are secured by one- to four-family residential properties in southern New England and other states. As of December 31, 2024, purchased residential mortgages serviced by others were largely secured by properties located in Massachusetts and represented 2% of the total residential real estate loan portfolio and 1% of the total loan portfolio.

Consumer Loans
The consumer loan portfolio represented 7% of total loans as of December 31, 2024. Consumer loans include home equity loans and lines of credit and personal installment loans. Home equity lines and home equity loans represent 94% of the total consumer portfolio at December 31, 2024.

Also included in the consumer loan portfolio are purchased loans to individuals secured by general aviation aircraft. These loans were individually underwritten by us at the time of purchase using standards similar to those employed for self-originated consumer loans. At December 31, 2024, these purchased loans represented 4% of the total consumer loan portfolio and 0.2% of the total loan portfolio.

Deposit Activities
At December 31, 2024, total deposits amounted to $5.1 billion. Deposits represent Washington Trust’s primary source of funds and are gathered primarily from the areas surrounding our branch network.  The Bank offers a wide variety of products with a range of interest rates and terms to consumer, commercial, non-profit and municipal customers.  Washington Trust’s deposit accounts consist of noninterest-bearing demand deposits, interest-bearing demand deposits, NOW accounts, money market accounts, savings accounts and time deposits.  A variety of retirement deposit accounts are also offered to customers.  Additional deposit services provided to customers include debit cards, ATMs, telephone banking, internet banking, mobile banking, remote deposit capture and cash management services. Wholesale brokered deposits from out-of-market institutional sources are also utilized as part of our overall funding strategy.

Washington Trust is a participant in the DDM, ICS, and CDARS programs. Washington Trust uses these deposit sweep services to place customer and client funds into interest-bearing demand accounts, money market accounts, and/or certificates of deposits issued by other participating banks. Customer and client funds are placed at one or more participating banks to ensure that each deposit customer is eligible for the full amount of FDIC insurance. As a program participant, we receive reciprocal amounts of deposits from other participating banks. We consider these reciprocal deposit balances to be in-market deposits as distinguished from traditional wholesale brokered deposits.

Investment Security Activities
Washington Trust’s investment securities portfolio amounted to $916.3 million, or 13% of total assets, at December 31, 2024 and is managed to generate interest income, to implement interest rate risk management strategies and to provide a readily available source of liquidity for balance sheet management.

Washington Trust may acquire, hold and transact in various types of investment securities in accordance with applicable federal regulations, state statutes and guidelines specified in Washington Trust’s internal investment policy.  At December 31, 2024, the investment securities portfolio consisted of obligations of U.S. government agencies and U.S.

government-sponsored enterprises, including mortgage-backed securities; individual name issuer trust preferred debt securities; and corporate bonds.

Wholesale Funding Activities
The Bank is a member of the FHLB. The Bank utilizes advances from the FHLB to meet short-term liquidity needs and also to fund loan growth and additions to the securities portfolio.  As a member of the FHLB, the Bank must own a minimum amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB.  At December 31, 2024, the Bank had advances payable to the FHLB of $1.1 billion. The Bank pledges certain qualified investment securities and loans as collateral to the FHLB. At December 31, 2024, the Bank had available borrowing capacity with the FHLB of $753.0 million. The Bank also has access to a $40.0 million unused line of credit with the FHLB.

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

At December 31, 2024, wealth management AUA totaled $7.1 billion. These assets are not included in the Consolidated Financial Statements. Washington Trust’s wealth management revenues represent our largest source of noninterest income.  A substantial portion of wealth management revenues is dependent on the value of wealth management AUA and is closely tied to the performance of the financial markets. This portion of wealth management revenues is referred to as “asset-based” and includes trust and investment management fees. Wealth management revenues also include “transaction-based” revenues that are not primarily derived from the value of assets.

Subsidiaries
At December 31, 2024, the Bancorp’s principal subsidiary is the Bank.

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

The Bank provides a full range of financial services, including commercial, residential and consumer lending, retail and commercial deposit products, and wealth management and trust services.  The deposits of the Bank are insured by the FDIC, subject to regulatory limits. The Bank has a registered investment adviser subsidiary, WTA. The Bank also has a mortgage banking subsidiary, WTMC, that is licensed to do business in Rhode Island, Massachusetts, Connecticut and New Hampshire. See “-Supervision and Regulation-Consumer Protection Regulation” for a discussion of certain regulations that apply to WTMC. Washington Trust’s residential mortgage origination business conducted through our residential mortgage lending offices located outside of Rhode Island is performed by this Bank subsidiary.

The Bank has other subsidiaries whose primary functions are to provide servicing on passive investments, such as loans acquired from the Bank and investment securities.  In addition, the Bank has a subsidiary that was formed for the purpose of holding, monitoring and disposing of certain foreclosed properties.

Market Area
Washington Trust’s headquarters and main office is located in Westerly in Washington County, Rhode Island.  Washington Trust’s primary deposit gathering area consists of the communities that are served by its branch network.  As of December 31, 2024, the Bank had 10 branch offices located in southern Rhode Island (Washington County), 17 branch offices located in the greater Providence area in Rhode Island and one branch office located in southeastern Connecticut.

Washington Trust’s lending activities are conducted primarily in southern New England and, to a lesser extent, other states.  Washington Trust provides commercial, residential and consumer lending services from its branch locations and other offices. See additional disclosure in Item 2, Properties.

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

Washington Trust operates in a highly competitive wealth management services marketplace.  Key competitive factors include investment products, level of investment performance, client services, as well as personal relationships.  Principal competitors in the wealth management services business are commercial banks and trust companies, investment advisory firms, mutual fund companies, online and full-service stock brokerage firms, and other financial companies. Many of these companies have greater resources than Washington Trust.

Human Capital
Washington Trust had 618 full-time equivalent employees at December 31, 2024. Our employees are the foundation of our success. They serve as trusted advisors, brand ambassadors, and leaders within the community, embodying our core values of quality, integrity and community. We believe that providing caring, personal customer service with a human connection is an important differentiator for Washington Trust, especially in this digital age. We seek to build strong relationships with our customers. Our talented team is committed to providing an exceptional customer experience by listening, understanding the unique needs and challenges of each customer, and providing trusted advice and personalized solutions.

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

We strive to create an environment where people feel valued and empowered. We take numerous steps to ensure that we are providing a satisfying work experience for employees. We evaluate compensation in relation to market trends and internal pay equity to ensure that we are providing fair and competitive pay; promote and recognize employees for their work successes; provide training and professional development opportunities for employees to enhance their skills; offer a flexible, wide-ranging benefit package to meet the differing needs of our workforce; and provide policies and benefits to help employees create a work-life balance.

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

We are committed to fostering a culture that respects and values people - employees, customers, and community - where all ideas, perspectives and experiences are heard. We recognize that a supportive and inclusive environment will foster increased collaboration, problem-solving, innovation and creativity, ultimately driving positive results.

Statistical Disclosures
The information required by Securities Act Guide 3 “Statistical Disclosure by Bank Holding Companies” is located on the pages noted below.

Description		Page
I.	Distribution of Assets, Liabilities and Stockholder Equity; Interest Rates and Interest Differentials	37-39
II.	Investment Portfolio	45-46, 89
III.	Loan Portfolio	46-52, 92
IV.	Summary of Loan Loss Experience	55-58, 102
V.	Deposits	58-60, 116
VI.	Return on Equity and Assets	36

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

The BHCA also generally prohibits a bank holding company from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks.  However, among other permitted activities, a bank holding company may engage directly or indirectly in, and acquire control of companies engaged in, activities that the Federal Reserve has determined to be closely related to banking, subject to certain notification requirements. In 2005, the Bancorp elected financial holding company status pursuant to the provisions of the GLBA.  As a financial holding company, the Bancorp is authorized to engage in certain financial activities in which a bank holding company that has not elected to be a financial holding company may not engage.  “Financial activities” is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the Federal Reserve, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

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

Limitations on Acquisitions of Bancorp Common Stock. The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank holding company unless the Federal Reserve has been notified and has not objected to the transaction. Under rebuttable presumptions of control established by the Federal Reserve, the acquisition of control of voting securities of a bank holding company constitutes an acquisition of control under the Change in Bank Control Act, requiring prior notice to the Federal Reserve, if, immediately after the transaction, the acquiring person (or persons acting in concert) will own, control, or hold with power to vote 10% or more of any class of voting securities of the bank holding company, and if either (i) the bank holding company has registered securities under Section 12 of the Exchange Act, or (ii) no other person will own, control, or hold the power to vote a greater percentage of that class of voting securities immediately after the transaction. On July 30, 2024, the FDIC approved a notice of proposed rulemaking to amend the FDIC’s rules implementing the Change in Bank Control Act. If adopted, the proposed rule would eliminate an exemption from prior notice to the FDIC for a proposed change in control involving the acquisition of voting securities of a depository institution holding company for which the Federal Reserve reviews a notice pursuant to the Change in Bank Control Act. As a result, if the proposed rule is adopted, the acquisition of control of a bank holding company for an insured state nonmember bank would require prior notice to both the FDIC and the Federal Reserve.

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

Deposit Insurance. The deposit obligations of the Bank are insured by the FDIC’s Deposit Insurance Fund up to $250,000 per depositor with respect to deposits held in the same right and capacity. Deposit insurance premiums are based on assets. The FDIC calculates deposit insurance assessment rates for established small banks, generally those banks with less than $10 billion of assets that have been insured for at least five years, using the CAMELS rating system and other factors. The CAMELS rating system is a supervisory rating system designed to take into account and reflect various financial and operational risks that a bank may face, including capital adequacy, asset quality, management capability, earnings, liquidity and sensitivity to market risk. To determine a bank’s assessment rate, each of seven financial ratios and a weighted average of CAMELS component ratings are multiplied by a corresponding pricing multiplier. The sum of these products is added to a uniform amount, with the resulting sum being an institution’s initial base assessment rate (subject to minimum or maximum assessment rates based on a bank’s CAMELS composite rating). This method takes into account various measures, including an institution’s leverage ratio, brokered deposit ratio, one year asset growth, the ratio of net income before taxes to total assets and considerations related to asset quality.

The FDIC has the authority to adjust deposit insurance assessment rates at any time.  The FDIC is also required to recover losses to its Deposit Insurance Fund arising from the use of the systemic risk exception invoked on March 12, 2023, by the Secretary of the Treasury, acting on the recommendation of the Board of Directors of the FDIC and the Federal Reserve, and after consultation with the President, to allow the FDIC to complete its resolution of both Silicon Valley Bank and Signature Bank in a manner that fully protected depositors. The FDIC is required to recover such losses through one or more special assessments on insured depository institution, depository institution holding companies (with the concurrence of the Secretary of the Treasury with respect to holding companies), or both, as the FDIC determines appropriate. On November 16, 2023, the FDIC approved a final rule to implement a special assessment to recover such losses. For 2024, the FDIC insurance expense for the Bank was $5.5 million.

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

Community Reinvestment Act.  The CRA requires the FDIC to evaluate the Bank’s performance in helping to meet the credit needs of the entire community it serves, including low- and moderate-income neighborhoods, consistent with its safe and sound banking operations, and to take this record into consideration when evaluating certain applications.  The FDIC’s CRA regulations are generally based upon objective criteria of the performance of institutions under three key assessment tests: (i) a lending test, to evaluate the institution’s record of making loans in its service areas; (ii) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low- or moderate-income individuals and businesses; and (iii) a service test, to evaluate the institution’s delivery of services through its branches, ATMs and other offices.  Failure of an institution to receive at least a “satisfactory” rating could inhibit the Bank or the Bancorp from undertaking certain activities, including engaging in activities permitted as a financial holding company under GLBA and acquisitions of other financial institutions.  Rhode Island and Connecticut also have enacted substantially similar community reinvestment requirements. On October 23, 2023, the FDIC approved changes to its CRA regulations, maintaining the existing CRA ratings (outstanding, satisfactory, needs to improve, and substantial noncompliance) but modifying the evaluation framework to replace the existing tests generally applicable to banks with at least $2 billion in assets (the lending, investment, and services tests) with four new tests and associated performance metrics. On February 5, 2024, the American Bankers Association, the U.S. Chamber of Commerce, the Independent Community Bankers of America, along with four state trade associations jointly sued the Federal Reserve, FDIC, and Office of Comptroller of the Currency for exceeding their statutory authority in adopting revised regulations to implement the Community Reinvestment Act. The lawsuit filed in the U.S. District Court for the Northern District of Texas requested the regulatory agencies vacate the rule and sought a preliminary injunction pausing the new rules while the court decided the merits of the case. On March 29, 2024, the district court judge granted a temporary injunction to pause the implementation of CRA final rule with respect to the plaintiff trade associations while the case moves forward. The banking agencies have appealed the issuance of the injunction to the U.S. Court of Appeals for the Fifth Circuit. However, the new CRA regulations are currently expected to become effective on January 1, 2026. The Bank has achieved a rating of “satisfactory” on its most recent examination dated December 5, 2022.

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

Privacy and Customer Information Security.  The GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to non-affiliated third parties. In general, the Bank must provide its customers with an initial and annual disclosure that explains its policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required or permitted by law, the Bank is prohibited from disclosing such information except as provided in such policies and procedures.  However, an annual disclosure is not required to be provided by a financial institution if the financial institution only discloses information under exceptions from GLBA that do not require an opt out to be provided and if there has been no change in its privacy policies and procedures since its most recent disclosure provided to consumers. The GLBA also requires that the Bank develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information (as defined under GLBA), to protect against anticipated threats or hazards to the security or integrity of such information; and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.  The Bank is also required to send a notice to customers whose sensitive information has been compromised if unauthorized use of the information is reasonably possible.  Most states, including the states where the Bank operates, have enacted legislation concerning breaches of data security and the duties of the Bank in response to a data breach.  Congress continues to consider federal legislation that would require consumer notice of data security breaches.  In addition, individual states in our market area have promulgated data security regulations with respect to personal information of their residents.  Pursuant to the FACT Act, the Bank had to develop and implement a written identity theft prevention program to detect, prevent, and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts.  Additionally, the FACT Act amended the Fair Credit Reporting Act to generally prohibit a person from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and a reasonable opportunity and method to opt out of the making of such solicitations.

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

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

Inflationary pressures and increases in market interest rates may affect our results of operations and financial condition.
Inflation continued at elevated levels in 2024 and may remain elevated in 2025. In response to a pronounced rise in inflation, the Federal Reserve raised the federal funds rate several times in 2023. While the Federal Reserve cut the federal funds rate in 2024, we cannot predict whether or when the Federal Reserve may increase or decrease the federal funds rate in the future. Moreover, while the inflation rate has decreased, prices remain high. Small to medium-sized businesses may be impacted by higher costs as they are not able to leverage economies of scale to mitigate cost pressures compared to larger businesses.

Consequently, the ability of our business customers to repay their loans may deteriorate, and in some cases this deterioration may occur quickly. Sustained higher interest rates by the Federal Reserve, changes to fiscal policy, including expansion of U.S. federal deficit spending and resultant debt issuance, could also affect market interest rates, push down asset prices and weaken economic activity. A deterioration in economic conditions in the United States and our markets could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, any of which, could adversely affect our business, our financial condition and results of operations. Further, continued high market interest rates may reduce our loan origination volume, particularly refinance volume, and/or reduce our interest rate spread, which could have an adverse effect on our profitability and results of operations.

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

We may be adversely affected by volatility in U.S. and global economic conditions and changes in fiscal, monetary, trade and regulatory policies.
The economy in the U.S. and globally has experienced volatility in recent years and may continue to experience such volatility for the foreseeable future. Unfavorable or uncertain economic conditions can be caused by declines in economic growth, business activity, or investor or business confidence; limitations on the availability of or increases in the cost of credit and capital; increases in inflation or interest rates; uncertainties regarding fiscal and monetary policies; the timing and impact of changing governmental policies, including changes in guidance and interpretation by regulatory authorities; changes in trade policies by the U.S. or other countries, such as tariffs or retaliatory tariffs as those proposed by the incoming U.S. Administration; supply chain disruptions; consumer spending; employment levels; labor shortages; challenging labor market conditions; wage stagnation; federal government shutdowns; energy prices; home prices; commercial property values; bankruptcies and a default by a significant market participant or class of counterparties; natural disasters; climate change; epidemics; pandemics; terrorist attacks; acts of war; or a combination of these or other factors.

Volatile business and economic conditions could have adverse effects on our business, including the following:
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

Increased market volatility and adverse changes in financial or capital market conditions may increase our market risk.
Our liquidity, competitive position, business, results of operations and financial condition are affected by market risks such as changes in interest rates, fluctuations in equity, commodity and futures prices, the implied volatility of interest rates and credit spreads and other economic and business factors. These market risks may adversely affect, among other things, the value of our securities, the cost of debt capital and our access to credit markets, the value of AUA, fee income relating to AUA, customer allocation of capital among investment alternatives, and our competitiveness with respect to deposit pricing. In times of market stress or other unforeseen circumstances, previously uncorrelated indicators may become correlated, which may limit the effectiveness of our strategies, including our recent balance sheet repositioning, to manage these risks.

If we are unable to access the capital markets, have prolonged net deposit outflows, or our borrowing costs increase, our liquidity and competitive position will be negatively affected.
Liquidity is essential to our business. We must maintain sufficient funds to respond to the needs of depositors and borrowers. To manage liquidity, we draw upon a number of funding sources in addition to in-market deposit growth and repayments and maturities of loans and investments. Any inability to access the capital markets, illiquidity or volatility in the capital markets, the decrease in value of eligible collateral or increased collateral requirements (including as a result of credit concerns for short-term borrowing), changes to our relationships with our funding providers based on real or perceived changes in our risk profile, prolonged federal government shutdowns, or changes in regulations or regulatory guidance, or other events could negatively affect our access to or cost of funding, affecting our ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations, or fund asset growth and new business initiatives at a reasonable cost, in a timely manner and without adverse consequences. Additionally, our liquidity or cost of funds may be negatively impacted by the unwillingness or inability of the Federal Reserve to act as lender of last resort, unexpected simultaneous draws on lines of credit or deposits, the withdrawal of or failure to attract customer deposits, or increased regulatory liquidity, capital and margin requirements.

Although we maintain a liquid asset portfolio and have implemented strategies to maintain sufficient and diverse sources of funding to accommodate planned, as well as unanticipated, changes in assets, liabilities, and off-balance sheet commitments under various economic conditions, a substantial, unexpected, or prolonged change in the level or cost of liquidity could have a material adverse effect on us. If the cost effectiveness or the availability of supply in these markets is reduced for a prolonged period of time, our funding needs may require us to access funding and manage liquidity by other means. These alternatives may include generating client deposits, extending the maturity of wholesale borrowings, borrowing under certain secured borrowing arrangements, using relationships developed with a variety of fixed income investors, selling or securitizing loans, and further managing loan growth and investment opportunities. These alternative means of funding may result in an increase to the overall cost of funds and may not be available under stressed conditions, which would cause us to liquidate a portion of our liquid asset portfolio to meet any funding needs.

Our cost of funds for banking operations may increase as a result of general economic conditions, interest rates and competitive pressures.
Deposits are generally a low cost and stable source of funding. We compete with banks and other financial institutions for deposits. If, as a result of general economic conditions, market interest rates, competitive pressures, or otherwise, the amount of deposits at the Bank decreases relative to its overall banking operations, the Bank may have to rely more heavily on higher cost borrowings as a source of funds, such as the FHLB, or otherwise reduce its loan growth or pursue loan sales. Higher funding costs reduce our NIM, net interest income and net income.

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
At December 31, 2024, commercial loans represented 52% of our loan portfolio. Commercial loans generally carry larger loan balances and involve a higher risk of nonpayment or late payment than residential mortgage loans. These loans may lack standardized terms and may include a balloon payment feature. The ability of a borrower to make or refinance a balloon payment may be affected by a number of factors, including the financial condition of the borrower, prevailing economic conditions (including conditions in the real estate market), interest rates, and collateral values. Repayment of these loans is generally more dependent on the economy and the successful operation of a business. Additionally, the COVID-19 pandemic has had a long-term negative impact on certain commercial real estate properties due to the risk that tenants may reduce the office space they lease as some portion of the workforce continues to work remotely on a hybrid or full-time basis. Because of the risks associated with commercial loans, we may experience higher rates of default than if our portfolio were more heavily weighted toward residential mortgage loans. Higher rates of default could have an adverse effect on our financial condition and results of operations.

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

Holders of our common stock are entitled to receive dividends only when, as and if declared by our Board of Directors. Although we have historically declared cash dividends on our common stock, we are not required to do so, and our Board of Directors may reduce or eliminate our common stock dividend in the future. The Federal Reserve has authority to prohibit bank holding companies from paying dividends if such payment is deemed to be an unsafe or unsound practice. Additionally, the FDIC has the authority to use its enforcement powers to prohibit the Bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Further, our ability to pay dividends would be restricted if we do not maintain a capital conservation buffer. A reduction or elimination of dividends could adversely affect the market price of our common stock. See Item, “Business-Supervision and Regulation-Dividend Restrictions” and “Business-Supervision and Regulation-Capital Adequacy and Safety and Soundness-Regulatory Capital Requirements.”

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
Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty and other relationships. Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. If such events were to occur again in the future and result in the receivership of financial institutions, there is no guarantee that the systemic risk exception would be invoked to allow the FDIC to complete its resolution of such financial institutions in a manner that fully protects depositors or counterparties. We have exposure to a number of different counterparties, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, other commercial banks, investment banks, and other financial institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or customer. In addition, our credit risk may be exacerbated when the collateral held by us cannot be liquidated or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due to us. There is no assurance that any such losses would not materially and adversely affect our results of operations.

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
We seek to monitor and control our risk exposure through a risk and control framework encompassing a variety of separate but complementary financial, credit, operational, compliance, and legal reporting systems; internal controls; management review processes; and other mechanisms. In some cases, management of our risks depends upon the use of analytical and/or forecasting models, which, in turn, rely on assumptions and estimates. If the models used to mitigate these risks are inadequate, or the assumption or estimates are inaccurate or otherwise flawed, we may fail to adequately protect against risks and may incur losses. While we believe that we have adopted appropriate management and compliance programs, compliance risks will continue to exist, particularly as we anticipate and adapt to new and evolving laws, rules and regulations and evolving interpretations by regulatory authorities. In addition, there may be risks that exist, or that develop in the future, that we have not appropriately anticipated, identified or mitigated, which could lead to unexpected losses and our results of operations or financial condition could be materially adversely affected.

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

We may not be able to compete effectively.
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
Our success depends, in large part, on our ability to attract and retain key personnel. Certain key personnel that have regular direct contact with customers and clients often build strong relationships that are important to our business. In addition, we rely on key personnel to manage and operate its business, including major revenue producing functions, such as loan and deposit generation and wealth management services. Competition for qualified personnel in the financial services industry can be intense, and we may not be able to hire or retain the key personnel that we depend upon for success. Frequently, we compete in the market for talent with entities that are not subject to comprehensive regulation, including with respect to the structure of incentive compensation. The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of the markets in which we operate, years of industry experience and the difficulty of promptly finding qualified replacement personnel. Also, the loss of key personnel could jeopardize our relationships with customers and clients and could lead to the loss of accounts. Losses of such accounts could have a material adverse impact on our business.

Natural disasters, acts of terrorism, future pandemics and other external events could harm our business.
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
The current and anticipated effects of climate change are creating an increasing level of concern for the state of the global environment. As a result, political and social attention to the issue of climate change has increased. In recent years, governments across the world have entered into international agreements to attempt to reduce global temperatures, in part by limiting greenhouse gas emissions. Despite the recent changes in the U.S. Administration, Congressional leadership and regulatory agency leadership, state legislatures and federal and state regulatory agencies may continue to propose and advance numerous legislative and regulatory initiatives seeking to mitigate the effects of climate change. These agreements and measures may result in the imposition of taxes and fees, the required purchase of emission credits, and the implementation of significant operational changes, each of which may require us to expend significant capital and incur compliance, operating, maintenance, and remediation costs. Consumers and businesses may also change their behavior on their own as a result of these concerns. The impact on our customers will likely vary depending on their specific attributes, including reliance on, or role in, carbon intensive activities. Our efforts to take these risks into account in making lending and other decisions, including by increasing our business with climate-friendly companies, may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior.

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
We are subject to extensive federal and state regulation and supervision. Federal and state laws and regulations govern numerous matters affecting us, including changes in the ownership or control of banks and bank holding companies; maintenance of adequate capital and the financial condition of a financial institution; permissible types, amounts and terms of extensions of credit and investments; the manner in which we conduct mortgage banking activities; permissible non-banking activities; the level of reserves against deposits; and restrictions on dividend payments. The FDIC and the banking divisions or departments of states in which we are licensed to do business have the power to issue consent orders to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulation, and the Federal Reserve possesses similar powers with respect to bank holding companies. In addition, WTA, a registered investment advisor subsidiary, is subject to regulation under federal and state securities laws and fiduciary laws. Further, we expect to become subject to future laws, rules and regulations beyond those currently proposed, adopted or contemplated in the U.S., as well as evolving interpretations of existing and future laws, rules and regulations. These and other restrictions limit the manner in which we may conduct business and obtain financing.

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

The laws, rules, regulations, and supervisory guidance and policies applicable to us are subject to regular modification and change. These changes could, among other things, subject us to additional costs, including costs of compliance; limit the types of financial services and products we may offer; and/or increase the ability of non-banks to offer competing financial services and products. Failure to comply with laws, regulations, policies, or supervisory guidance could result in enforcement and other legal actions by federal and state authorities, including criminal and civil penalties, the loss of FDIC insurance, revocation of a banking charter or registration as an investment adviser, other sanctions by regulatory agencies, civil money penalties, and/or reputational damage, which could have a material adverse effect on our business, financial condition, and results of operations. See “Business-Supervision and Regulation.”

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

On September 27, 2023, the Bank entered into a settlement with the DOJ through an agreement to resolve allegations that it violated fair lending laws in the state of Rhode Island from 2016 to 2021. Under the settlement, the Bank agreed to provide $7.0 million in loan subsidies over a five-year period with the goal of increasing home mortgage loans, home improvement loans, and home refinance loans in specific census tracts in Rhode Island. Loan subsidies may include originating a loan for a home purchase, refinancing or home improvement at an interest rate below the otherwise prevailing market interest rate offered by Washington Trust and payment of the initial mortgage insurance premium on loans subject to such mortgage insurance. The cost of such subsidies will generally be recognized over the life of the respective loans. Loan subsidies may also include down payment assistance and closing cost assistance. The Bank also agreed to commit $2.0 million for focused community outreach and marketing efforts over a five-year period. The expenses associated with community outreach and marketing efforts are being recorded in the period in which the activities occur and are consistent with historical spending levels. In addition, the Bank committed to opening two full-service branches in specific census tracts in Rhode Island, including the previously announced new branch in Olneyville, Rhode Island. The settlement included no civil penalties levied against the Bank.

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

Incident Response and Recovery Planning
We have established comprehensive incident response and recovery plans and continue to regularly test and evaluate the effectiveness of those plans. These plans address the prevention, detection, mitigation, and remediation of incidents, and include appropriate timely incident escalations to be followed during an incident.

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

Our CIO joined Washington Trust as CISO in 2016 and has more than 35 years of experience in the financial, technology, auditing, and banking industries. He has expertise in technology deployment, information technology risk management and information security policies and programs. Our current CISO has served in that position since 2018 and is a 28-year employee of Washington Trust. He has extensive experience and expertise in information technology risk management and information security policies and programs. He holds a Bachelor of Science in Computer Information Systems and several certifications, including Certified Information Systems Security Professional and Certified Information Security Auditor. Our CTO has served in that position since 2021 and is a 13-year employee of Washington Trust. He has broad technical experience and expertise in information technology and holds a Bachelor of Science in Information Science and several certifications, including Cisco Certified Network Associate.

ITEM 2.  Properties.
Washington Trust’s headquarters and main office is located at 23 Broad Street, in Westerly, in Washington County, Rhode Island.

As of December 31, 2024, Washington Trust conducts business from 10 branch offices located in southern Rhode Island (Washington County), 17 branch offices located in the greater Providence area in Rhode Island and one branch office located in southeastern Connecticut.

In addition to branches, Washington Trust has a number of offices in which other services are offered or conducted. Residential mortgage lending offices are located in eastern Massachusetts (Sharon, Burlington, Braintree and Wellesley); in Glastonbury, Connecticut; and in Rhode Island (Westerly and Warwick). Commercial lending offices are located in Rhode Island (Westerly, Warwick and Providence); and in New Haven, Connecticut. Wealth management services are offered from offices that are located in Rhode Island (Westerly, Narragansett and Providence); in New Haven, Connecticut; and in Wellesley, Massachusetts. In addition, Washington Trust has an executive office in Providence, Rhode Island, an employment and training center in Westerly, Rhode Island, as well as a loan servicing facility in Stonington, CT.

At December 31, 2024, nine of the Corporation’s facilities were owned, 31 were leased and one branch office was owned on leased land.  Lease expiration dates range from 4 months to 23 years, with additional renewal options on certain leases ranging from 1 year to 5 years. All of the Corporation’s properties are considered to be in good condition and adequate for the purpose for which they are used.

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

PART II

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Bancorp’s common stock trades on the Nasdaq under the symbol WASH. At January 31, 2025, there were 1,344 holders of record of the Bancorp’s common stock.

The Bancorp (including the Bank prior to 1984) has recorded consecutive quarterly dividends for more than 100 years. Since the Bancorp’s primary source of funds for dividends paid to shareholders is the receipt of dividends from the Bank, future dividends will depend on the earnings of the Bank, its financial condition, its need for funds, applicable government policies and regulations, and other such matters the Board of Directors deems appropriate. Management believes that the Bank will continue to generate adequate earnings to continue to pay dividends in the future.

See additional disclosures on Equity Compensation Plan Information in Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” The Bancorp did not repurchase any shares during the fourth quarter of December 31, 2024.

Stock Performance Graph
Set forth below is a line graph comparing the cumulative total shareholder return on the Corporation’s common stock against the cumulative total return of the KBW Nasdaq Regional Banking Index and the Nasdaq Composite Index (U.S.) from December 31, 2019 to December 31, 2024. The results presented assume that the value of the Corporation’s common stock and each index was $100.00 on December 31, 2019.  The total return assumes reinvestment of dividends.

The stock price performance shown on the stock performance graph and associated table below is not necessarily indicative of future price performance. Information used in the graph and table was obtained from a third-party provider, a source believed to be reliable, but the Corporation is not responsible for any errors or omissions in such information.

Washington Trust Bancorp, Inc. - Total Return Performance
250
225
200
175
150
125
100
75
50
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Washington Trust Bancorp, Inc.
KBW Nasdaq Regional Bank Index
Nasdaq Composite Index (U.S.)

For the period ending December 31,	2019	2020	2021	2022	2023	2024
Washington Trust Bancorp, Inc.	$100.00	$88.20	$115.44	$101.04	$74.73	$76.82
KBW Nasdaq Regional Banking Index	$100.00	$91.32	$124.78	$116.15	$115.69	$130.96
Nasdaq Composite Index (U.S.)	$100.00	$145.05	$177.27	$119.63	$173.11	$224.34

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

Information pertaining to 2022 was included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, starting on page 32 under Part II, Item 7. “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” which was filed with the SEC on February 26, 2024.

Non-GAAP Financial Measures and Reconciliation to GAAP
In addition to evaluating the Corporation’s results of operations in accordance with GAAP, management supplements this evaluation with an analysis of certain non-GAAP financial measures, such as adjusted noninterest income, adjusted income before income taxes, adjusted income tax expense, adjusted effective tax rate, adjusted net income, adjusted net income available to common shareholders, adjusted diluted earnings per common share, adjusted dividend payout ratio, adjusted return on average assets and adjusted return on average equity.

We believe these non-GAAP financial measures are utilized by regulators and market analysts to evaluate the Corporation’s results of operations and financial condition, and therefore such information is useful to investors. In addition, these non-GAAP financial measures remove the impact of infrequent items that may obscure trends in the Corporation’s underlying performance. These disclosures should not be viewed as a substitute for financial results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures, which may be presented by other companies. Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies' non-GAAP financial measures having the same or similar names.

Each presentation below reconciles the “as reported” GAAP measure to the adjusted non-GAAP measure.

Management's Discussion and Analysis
The following table presents adjusted noninterest income, adjusted income before income taxes, adjusted income tax expense, adjusted effective tax rate, adjusted net income, and adjusted net income available to common shareholders:

(Dollars in thousands, except per share amounts)
Years Ended December 31,	2024	2023
Adjusted Noninterest Income:
Noninterest (loss) income, as reported	($27,797)	$56,140
Less adjustments:
Realized losses on securities, net	(31,047)	—
Losses on sale of portfolio loans, net	(62,888)	—
Net gain on sale of bank-owned operations facility	988	—
Litigation settlement income	2,100	—
Total adjustments, pre-tax	(90,847)	—
Adjusted noninterest income (non-GAAP)	$63,050	$56,140

Adjusted Income Before Income Taxes:
(Loss) income before income taxes	($38,818)	$56,481
Less: total adjustments, pre-tax	(90,847)	—
Adjusted income before income taxes (non-GAAP)	$52,029	$56,481

Adjust Income Tax Expense:
Income tax (benefit) expense, as reported	($10,759)	$8,305
Less: tax on total adjustments	(21,920)	—
Less: state legislative tax change, net (tax only adjustment)	—	(3,253)
Total tax adjustments	(21,920)	(3,253)
Adjusted income tax expense (non-GAAP)	$11,161	$11,558

Adjusted Effective Tax Rate:
Effective tax rate (1)	27.7%	14.7%
Less: impact of adjustments	(6.2)	5.8
Adjusted effective tax rate (non-GAAP) (2)	21.5%	20.5%

Adjusted Net Income:
Net (loss) income, as reported	($28,059)	$48,176
Less: total adjustments, after-tax	(68,927)	3,253
Adjusted net income (non-GAAP)	$40,868	$44,923

Adjusted Net Income Available to Common Shareholders:
Net (loss) income available to common shareholders, as reported	($28,038)	$48,091
Less: total adjustments available to common shareholders, after-tax	(68,907)	3,249
Adjusted net income available to common shareholders (non-GAAP)	$40,869	$44,842
(1)Calculated as income tax expense (benefit) divided by income (loss) before income taxes.
(2)Calculated as income tax expense (benefit), adjusted for the tax impact of the adjustments as outlined in the table above, divided by income (loss) before income taxes, adjusted for the pre-tax impact of the adjustments as outlined in the table above.

Management's Discussion and Analysis
The following table presents adjusted diluted earnings per common share and adjusted dividend payout ratio:

(Dollars in thousands, except per share amounts)
Years Ended December 31,	2024	2023
Adjusted Diluted Earnings per Common Share:
Diluted (loss) earnings per common share, as reported (1)	($1.63)	$2.82
Less: impact of adjustments	4.00	(0.19)
Adjusted diluted earnings per common share (non-GAAP) (2)	$2.37	$2.63

Adjusted Dividend Payout Ratio:
Cash dividends declared per share, as reported	$2.24	$2.24

Diluted (loss) earnings per common share, as reported	(1.63)	2.82
Less: impact of adjustments	4.00	(0.19)
Adjusted diluted earnings per common share (non-GAAP)	$2.37	$2.63

Dividend payout ratio, as reported (3)	(137.4%)	79.43%
Adjusted dividend payout ratio (non-GAAP) (4)	94.51%	85.17%
(1)Net income (loss) available to common shareholders divided by weighted average diluted common and potential shares outstanding.
(2)Net income (loss) available to common shareholders, adjusted for the after-tax impact of adjustments as outlined in the table above, divided by weighted average diluted common and potential shares outstanding.
(3)Cash dividends declared per share divided by diluted earnings (loss) per common share.
(4)Cash dividends declared per share divided by diluted earnings (loss) per common share, adjusted for the after-tax impact of adjustments as outlined in the table above.

The following table presents adjusted return on average assets and adjusted return on average equity:

(Dollars in thousands)
Years Ended December 31,	2024	2023
Adjusted Return on Average Assets:
Net (loss) income, as reported	($28,059)	$48,176
Less: adjustments, after-tax	(68,927)	3,253
Adjusted net income (non-GAAP)	40,868	44,923

Total average assets, as reported	7,181,162	6,999,040

Return on average assets (1)	(0.39%)	0.69%
Adjusted return on average assets (non-GAAP) (2)	0.57%	0.64%

Adjusted Return on Average Equity:
Net (loss) income available to common shareholders, as reported	($28,038)	$48,091
Less: adjustments, after-tax	(68,907)	3,249
Adjusted net income available to common shareholders (non-GAAP)	40,869	44,842

Total average equity, as reported	479,777	455,044

Return on average equity (3)	(5.84%)	10.57%
Adjusted return on average equity (non-GAAP) (4)	8.52%	9.85%
(1)Net income (income) loss divided by total average assets.
(2)Net income (loss), adjusted for the after-tax impact of adjustments as outlined in the table above, divided by total average assets.
(3)Net income (loss) available to common shareholders divided by total average equity.
(4)Net income (loss) available to common shareholders, adjusted for the after-tax impact of adjustments as outlined in the table above, divided by total average equity.

Management's Discussion and Analysis
Overview
Washington Trust offers a full range of financial services, including commercial, residential and consumer lending, retail and commercial deposit products, and wealth management and trust services through its offices in Rhode Island, Massachusetts and Connecticut.

Our largest source of operating income is net interest income, which is the difference between interest earned on loans and securities and interest paid on deposits and borrowings.  In addition, we generate noninterest income from a number of sources, including wealth management services, mortgage banking activities, and deposit services.  Our principal noninterest expenses include salaries and employee benefit costs, outsourced services provided by third-party vendors, occupancy and facility-related costs, and other administrative expenses.

We continue to leverage our strong regional brand to build market share and remain steadfast in our commitment to provide superior service. We believe the key to future growth is providing customers with convenient in-person service and digital banking solutions. In January 2024, we opened a new full-service branch in Smithfield, Rhode Island and in September 2024, we opened a new full-service branch in the Olneyville section of Providence.

Common Stock Issued in Public Offering and Balance Sheet Repositioning Transactions
On December 16, 2024, the Corporation completed an underwritten public offering of 2,198,528 shares of its common stock at a public offering price of $34.00 per share, and disclosed that the use of proceeds was expected to include investments in the Bank and Bank balance sheet optimization strategies involving the sale of lower-yielding loans and securities, the purchase of debt securities with current market yields, and the repayment of wholesale funding balances. The net proceeds received from the offering, after deducting underwriting discounts and commissions and operating expenses payable by the Corporation, were $70.5 million.

On December 20, 2024, the Corporation announced the execution of balance sheet repositioning transactions to support continued organic growth and capital generation. The Bank sold available for sale debt securities with an amortized cost balance of $409.5 million (fair value of $378.4 million) and a weighted average yield of 2.65% and reinvested $378.4 million into purchases of available for sale debt securities with a weighted average yield of 5.30%. The sale of debt securities resulted in a net pre-tax realized loss of $31.0 million (after-tax of $23.5 million) that was recognized in the fourth quarter of 2024.

In addition, pursuant to the terms of a sales agreement effective December 30, 2024, the Bank committed to sell residential mortgage loans with an amortized cost balance of $344.6 million and a weighted average rate of approximately 3.02%. These loans were reclassified to held for sale and written down to a fair value of $281.7 million, resulting in a net pre-tax loss of $62.9 million (after-tax of $47.7 million) that was recognized in the fourth quarter of 2024. The sale of these loans was completed on January 24, 2025. The net proceeds received from the equity offering and the loan sale were used to pay down wholesale funding balances in December 2024 and the first quarter of 2025.

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

Management's Discussion and Analysis
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

Management's Discussion and Analysis
Results of Operations
The following table presents a summarized consolidated statement of operations:

(Dollars in thousands)			Change
Years Ended December 31,	2024	2023	$	%
Net interest income	$128,448	$137,098	($8,650)	(6%)
Noninterest (loss) income	(27,797)	56,140	(83,937)	(150)
Total revenues	100,651	193,238	(92,587)	(48)
Provision for credit losses	2,400	3,200	(800)	(25)
Noninterest expense	137,069	133,557	3,512	3
(Loss) income before income taxes	(38,818)	56,481	(95,299)	(169)
Income tax (benefit) expense	(10,759)	8,305	(19,064)	(230)
Net (loss) income	($28,059)	$48,176	($76,235)	(158%)
Adjusted net income (non-GAAP)	$40,868	$44,923	($4,055)	(9%)

In 2024, a net loss of $28.1 million was recognized, compared to net income of $48.2 million in 2023. As further described under the caption “Overview” above, balance sheet repositioning transactions were executed that impacted the 2024 results. In addition, income of $2.1 million associated with a litigation settlement was recognized in the first quarter of 2024 and a net gain of $988 thousand was recognized on the sale of a bank-owned operations facility in the second quarter of 2024. In 2023, a state legislative tax change resulted in a net reduction in income tax expense of $3.3 million. Excluding these items, adjusted net income (non-GAAP) in 2024 was $40.9 million, compared to $44.9 million in 2023, down by $4.1 million, or 9%. This decrease was primarily attributable to a decline in net interest income and a relatively modest increase in noninterest expenses, partially offset by higher wealth management revenues and mortgage banking revenues.

The following table presents a summary of performance metrics and ratios:

Years Ended December 31,	2024	2023
Diluted (loss) earnings per common share	($1.63)	$2.82
Adjusted diluted earnings per common share (non-GAAP)	$2.37	$2.63
Return on average assets	(0.39%)	0.69%
Adjusted return on average assets (non-GAAP)	0.57%	0.64%
Return on average equity	(5.84%)	10.57%
Adjusted return on average equity (non-GAAP)	8.52%	9.85%

Management's Discussion and Analysis
Average Balances/Net Interest Margin - Fully Taxable Equivalent Basis
The following table presents daily average balance, interest, and yield/rate information, as well as net interest margin on an FTE basis.  Tax-exempt income is converted to an FTE basis using the statutory federal income tax rate adjusted for applicable state income taxes net of the related federal tax benefit. Unrealized gains (losses) on available for sale securities, changes in fair value on mortgage loans held for sale, and basis adjustments associated with fair value hedges are excluded from the average balance and yield calculations. Nonaccrual loans, as well as interest recognized on these loans, are included in amounts presented for loans.

Years ended December 31,	2024			2023			Change
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Cash and short-term investments	$129,119	$6,977	5.40%	$101,166	$4,975	4.92%	$27,953	$2,002	0.48%
Mortgage loans held for sale	34,040	1,775	5.21	17,384	980	5.64	16,656	795	(0.43)
Taxable debt securities	1,118,092	27,850	2.49	1,185,102	29,059	2.45	(67,010)	(1,209)	0.04
Nontaxable debt securities	185	9	4.86	—	—	—	185	9	4.86
Total securities	1,118,277	27,859	2.49	1,185,102	29,059	2.45	(66,825)	(1,200)	0.04
FHLB stock	57,286	4,771	8.33	46,880	3,315	7.07	10,406	1,456	1.26
Commercial real estate	2,145,496	135,323	6.31	1,970,580	118,887	6.03	174,916	16,436	0.28
Commercial & industrial	583,827	37,623	6.44	615,494	38,326	6.23	(31,667)	(703)	0.21
Total commercial	2,729,323	172,946	6.34	2,586,074	157,213	6.08	143,249	15,733	0.26
Residential real estate	2,537,903	105,253	4.15	2,490,991	96,080	3.86	46,912	9,173	0.29
Home equity	302,980	21,136	6.98	297,396	17,129	5.76	5,584	4,007	1.22
Other	18,277	882	4.83	18,085	854	4.72	192	28	0.11
Total consumer	321,257	22,018	6.85	315,481	17,983	5.70	5,776	4,035	1.15
Total loans	5,588,483	300,217	5.37	5,392,546	271,276	5.03	195,937	28,941	0.34
Total interest-earning assets	6,927,205	341,599	4.93	6,743,078	309,605	4.59	184,127	31,994	0.34
Noninterest-earning assets	253,957			255,962			(2,005)
Total assets	$7,181,162			$6,999,040			$182,122
Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits (in-market)	$550,652	$24,156	4.39%	$415,725	$17,521	4.21%	$134,927	$6,635	0.18%
NOW accounts	701,989	1,572	0.22	766,492	1,594	0.21	(64,503)	(22)	0.01
Money market accounts	1,127,960	42,710	3.79	1,191,036	37,145	3.12	(63,076)	5,565	0.67
Savings accounts	489,998	3,704	0.76	526,275	1,687	0.32	(36,277)	2,017	0.44
Time deposits (in-market)	1,172,500	47,595	4.06	1,010,629	33,609	3.33	161,871	13,986	0.73
Interest-bearing in-market deposits	4,043,099	119,737	2.96	3,910,157	91,556	2.34	132,942	28,181	0.62
Wholesale brokered demand deposits	—	—	—	4,015	178	4.43	(4,015)	(178)	(4.43)
Wholesale brokered time deposits	504,638	26,361	5.22	602,423	28,695	4.76	(97,785)	(2,334)	0.46
Wholesale brokered deposits	504,638	26,361	5.22	606,438	28,873	4.76	(101,800)	(2,512)	0.46
Total interest-bearing deposits	4,547,737	146,098	3.21	4,516,595	120,429	2.67	31,142	25,669	0.54
FHLB advances	1,312,391	64,539	4.92	1,056,726	49,589	4.69	255,665	14,950	0.23
Junior subordinated debentures	22,681	1,593	7.02	22,681	1,543	6.80	—	50	0.22
Total interest-bearing liabilities	5,882,809	212,230	3.61	5,596,002	171,561	3.07	286,807	40,669	0.54
Noninterest-bearing demand deposits	664,557			778,152			(113,595)
Other liabilities	154,019			169,842			(15,823)
Shareholders’ equity	479,777			455,044			24,733
Total liabilities and shareholders’ equity	$7,181,162			$6,999,040			$182,122
Net interest income (FTE)		$129,369			$138,044			($8,675)
Interest rate spread			1.32%			1.52%			(0.20%)
Net interest margin			1.87%			2.05%			(0.18%)

Management's Discussion and Analysis
Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)
Years ended December 31,	2024	2023	Change
Commercial loans	$916	$946	($30)
Nontaxable debt securities	1	—	1
Total	$917	$946	($29)

Net Interest Income
Net interest income, the primary source of our operating income, totaled $128.4 million and $137.1 million, respectively, for 2024 and 2023. Net interest income is affected by the level of and changes in interest rates, and changes in the amount and composition of interest-earning assets and interest-bearing liabilities.  Prepayment penalty income associated with loan payoffs is included in net interest income.

The following discussion presents net interest income on an FTE basis by adjusting income and yields on tax-exempt loans to be comparable to taxable loans.

Net interest income includes the periodic recognition of prepayment penalty fee income associated with commercial loan payoffs. Prepayment penalty fee income amounted to $70 thousand (or 0 basis point benefit to NIM) and $272 thousand (or 1 basis point benefit to NIM), respectively, in 2024 and 2023.

The analysis of net interest income, NIM and the yield on loans is also impacted by changes in the level of net amortization of premiums and discounts on securities and loans, which is included in interest income. Changes in market interest rates affect the level of loan prepayments and the receipt of payments on mortgage-backed securities. Prepayment speeds generally decrease as market interest rates rise and increase as market interest rates decline. Changes in prepayment speeds could increase or decrease the level of net amortization of premiums and discounts, thereby affecting interest income. As noted in the Consolidated Statements of Cash Flows, net amortization of premiums and discounts on securities and loans (a net reduction to net interest income) amounted to $1.3 million in 2024, compared to $1.4 million in 2023.

FTE net interest income in 2024 amounted to $129.4 million, down by $8.7 million, or 6%, from 2023. Increases in average interest-bearing liability balances, net of increases in average interest-earning assets, reduced net interest income by $4.4 million in 2024. Increases in funding costs outpaced increases in asset yields, reducing net interest income by $4.3 million. See additional discussion regarding interest rate sensitivity under the caption “Asset/Liability Management and Interest Rate Risk.”

NIM was 1.87% in 2024, down by 18 basis points from 2.05% in 2023. While NIM benefited from higher market interest rates on loans, it was adversely impacted by a higher cost of funds.

Total average securities for 2024 decreased by $66.8 million, or 6%, from the average balance for 2023, primarily due to routine pay downs. The FTE rate of return on securities was 2.49% in 2024, up by 4 basis points from 2.45% in 2023.

Total average loan balances increased by $195.9 million, or 4%, from the average balance for 2023. This reflected growth in average CRE and residential real estate loans. The yield on total loans in 2024 was 5.37%, up by 34 basis points from 5.03% in 2023, reflecting higher market interest rates in 2024.

The Bank utilizes FHLB advances and brokered time deposits as wholesale funding sources. The average balance of FHLB advances for 2024 increased by $255.7 million, or 24%, compared to the average balance for 2023. Due to increases in market rates, the average rate paid on such advances in 2024 was 4.92%, up 23 basis points from 4.69% in 2023. Included in total average interest-bearing deposits were wholesale brokered deposits, which decreased by $101.8 million, or 17%, from 2023. The average rate paid on wholesale brokered deposits in 2024 was 5.22%, up by 46 basis points from 4.76% in 2023.

As market interest rates rose, deposit balances shifted from lower cost deposits to higher cost deposits. Average in-market interest-bearing deposits, which excludes wholesale brokered deposits, increased by $132.9 million, or 3%, from the average balance in 2023, with increases in time deposits and interest-bearing demand deposits. The average rate paid on in-market

Management's Discussion and Analysis
interest-bearing deposits in 2024 was 2.96%, up by 62 basis points from 2.34% in 2023. The average balance of noninterest-bearing demand deposits for 2024 decreased by $113.6 million, or 15%, from the average balance in 2023.

Volume/Rate Analysis - Interest Income and Expense (FTE Basis)
The following table presents certain information on an FTE basis regarding changes in our interest income and interest expense for the period indicated.  The net change attributable to both volume and rate has been allocated proportionately.

(Dollars in thousands)	Changes Due To
Years Ended December 31, 2024 vs. 2023	Volume	Rate	Net Change
Interest on interest-earning assets:
Cash and short-term investments	$1,480	$522	$2,002
Mortgage loans held for sale	875	(80)	795
Taxable debt securities	(1,674)	465	(1,209)
Nontaxable debt securities	9	—	9
Total securities	(1,665)	465	(1,200)
FHLB stock	808	648	1,456
Commercial real estate	10,791	5,645	16,436
Commercial & industrial	(1,987)	1,284	(703)
Total commercial	8,804	6,929	15,733
Residential real estate	1,839	7,334	9,173
Home equity	326	3,681	4,007
Other	9	19	28
Total consumer	335	3,700	4,035
Total loans	10,978	17,963	28,941
Total interest income	12,476	19,518	31,994
Interest on interest-bearing liabilities:
Interest-bearing demand deposits	5,863	772	6,635
NOW accounts	(112)	90	(22)
Money market accounts	(2,056)	7,621	5,565
Savings accounts	(125)	2,142	2,017
Time deposits (in-market)	5,905	8,081	13,986
Interest-bearing in-market deposits	9,475	18,706	28,181
Wholesale brokered demand deposits	(89)	(89)	(178)
Wholesale brokered time deposits	(4,937)	2,603	(2,334)
Wholesale brokered deposits	(5,026)	2,514	(2,512)
Total interest-bearing deposits	4,449	21,220	25,669
FHLB advances	12,430	2,520	14,950
Junior subordinated debentures	—	50	50
Total interest expense	16,879	23,790	40,669
Net interest income FTE	($4,403)	($4,272)	($8,675)

Provision for Credit Losses
The provision for credit losses results from management’s review of the adequacy of the ACL. The ACL is management’s estimate, at the reporting date, of expected lifetime credit losses and includes consideration of current forecasted economic conditions. Estimating an appropriate level of ACL necessarily involves a high degree of judgment.

Management's Discussion and Analysis
The following table presents the provision for credit losses:

(Dollars in thousands)			Change
Years ended December 31,	2024	2023	$	%
Provision for credit losses on loans	$2,900	$3,550	($650)	(18%)
Provision for credit losses on unfunded commitments	(500)	(350)	(150)	(43)
Provision for credit losses	$2,400	$3,200	($800)	(25%)

The provision for credit losses in 2024 reflected specific reserve allocations on individually analyzed nonaccrual commercial loans, as well as the impact of continued, yet subsiding, slowdown in prepayment speeds. This was partially offset by relatively stable to improving forecasted economic conditions in 2024 and a decline in loan balances that was concentrated in residential real estate and also included the reclassification of loans from portfolio to held for sale.

The provision recognized in 2023 reflected loan growth and slowdown of loan prepayment speeds, changes in asset and credit quality, and our estimate of forecasted economic conditions. Econometric factors were stable to improving in 2023, with our forecast reflecting a lower probability of a recession.

Net charge-offs totaled $2.0 million, or 0.04% of average loans, in 2024, compared to net charge-offs of $520 thousand, or 0.01% of average loans, in 2023.

The ACL on loans was $42.0 million, or 0.82% of total loans, at December 31, 2024, compared to $41.1 million, or 0.73% of total loans, at December 31, 2023.

See additional discussion under the caption “Asset Quality” for further information on the ACL on loans.

Noninterest Income
Noninterest income is an important source of revenue for Washington Trust.  The principal categories of noninterest income are shown in the following table:

(Dollars in thousands)			Change
Years Ended December 31,	2024	2023	$	%
Noninterest income:
Wealth management revenues	$39,054	$35,540	$3,514	10%
Mortgage banking revenues	10,981	6,660	4,321	65
Card interchange fees	4,996	4,921	75	2
Service charges on deposit accounts	3,032	2,806	226	8
Loan related derivative income	467	1,390	(923)	(66)
Income from bank-owned life insurance	3,041	3,488	(447)	(13)
Realized losses on securities, net	(31,047)	—	(31,047)	—
Losses on the sale of portfolio loans, net	(62,888)	—	(62,888)	—
Other income	4,567	1,335	3,232	242
Total noninterest (loss) income	($27,797)	$56,140	($83,937)	(150%)

Noninterest Income Analysis
Noninterest income amounted to a net loss of $27.8 million in 2024, compared to income of $56.1 million in 2023. Noninterest income in 2024 was impacted by the recognition of $93.9 million in net realized losses on securities and net losses on the sale of portfolio loans associated with balance sheet repositioning transactions. In addition, other income in 2024 included income of $2.1 million associated with a litigation settlement and a net gain of $988 thousand recognized on the sale of a bank-owned operations facility. Excluding the impact of these transactions, adjusted noninterest income (non-GAAP) was $63.1 million in 2024, compared to $56.1 million in 2023, up by $6.9 million, or 12.3%.

Wealth management revenues represent our largest source of noninterest income. A substantial portion of wealth

Management's Discussion and Analysis
management revenues is dependent on the value of wealth management AUA and is closely tied to the performance of the financial markets. This portion of wealth management revenues is referred to as “asset-based” and includes trust and investment management fees. Wealth management revenues also include “transaction-based” revenues that are not primarily derived from the value of assets.

The categories of wealth management revenues are shown in the following table:

(Dollars in thousands)			Change
Years Ended December 31,	2024	2023	$	%
Wealth management revenues:
Asset-based revenues	$38,008	$34,308	$3,700	11%
Transaction-based revenues	1,046	1,232	(186)	(15)
Total wealth management revenues	$39,054	$35,540	$3,514	10%

Wealth management revenues for 2024 increased by $3.5 million, or 10%, from 2023, reflecting an increase in asset-based revenues. The change in asset-based revenues correlated with the increase in average AUA balances in 2024. The average balance of AUA in 2024 increased by 10% from the average balance in 2023.

The end of period AUA balance amounted to $7.1 billion at December 31, 2024, up by $489.4 million, or 7%, from December 31, 2023. The following table presents the changes in wealth management AUA balances:

(Dollars in thousands)	2024	2023
Wealth management AUA:
Balance at the beginning of period	$6,588,406	$5,961,990
Net investment appreciation & income	902,506	894,990
Net client asset outflows	(413,110)	(268,574)
Balance at the end of period	$7,077,802	$6,588,406

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

(Dollars in thousands)			Change
Years Ended December 31,	2024	2023	$	%
Mortgage banking revenues:
Realized gains on loan sales, net (1)	$8,776	$4,282	$4,494	105%
Changes in fair value, net (2)	(1)	232	(233)	(100)
Loan servicing fee income, net (3)	2,206	2,146	60	3
Total mortgage banking revenues	$10,981	$6,660	$4,321	65%

Loans sold to the secondary market (4)	$416,141	$249,972	$166,169	66%
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

Mortgage banking revenues increased by $4.3 million, or 65%, in 2024. The increase in mortgage banking revenues was mainly attributable to increases in both sales volume and sales yield.

Loan related derivative income from interest rate swap contracts with commercial borrowers decreased by $923 thousand, or 66%, in 2024, reflecting a decline in volume.

Management's Discussion and Analysis

Income from BOLI was down by $447 thousand, or 13%, from 2023, reflecting the recognition of $658 thousand in non-taxable income in 2023 associated with the receipt of life insurance proceeds.

Other income was up by $3.2 million, or 242%, from 2023, primarily due to the receipt of income associated with a litigation settlement and the net gain on the sale of a bank-owned operations facility as mentioned above.

Noninterest Expense
The following table presents noninterest expense comparisons:

(Dollars in thousands)			Change
Years Ended December 31,	2024	2023	$	%
Noninterest expense:
Salaries and employee benefits	$86,260	$82,458	$3,802	5%
Outsourced services	16,258	14,521	1,737	12
Net occupancy	9,785	9,636	149	2
Equipment	3,838	4,318	(480)	(11)
Legal, audit and professional fees	3,128	3,891	(763)	(20)
FDIC deposit insurance costs	5,513	4,667	846	18
Advertising and promotion	2,626	2,562	64	2
Amortization of intangibles	826	843	(17)	(2)
Other	8,835	10,661	(1,826)	(17)
Total noninterest expense	$137,069	$133,557	$3,512	3%

Noninterest Expense Analysis
Salaries and employee benefits expense, the largest component of noninterest expense, increased by $3.8 million, or 5%, from 2023. This included higher performance-based incentive compensation, merit increases, and lower staffing levels.

Outsourced services expense increased by $1.7 million, or 12%, from 2023. Equipment expense decreased by $480 thousand, or 11%, from 2023. Both the increase in outsourced services expense and decline in equipment expense reflected changes to and expansion of services, including software as a service, that are provided by third-party vendors, as well as volume-related increases in third-party costs.

Legal, audit and professional fees decreased by $763 thousand, or 20%, in 2024, reflecting lower legal fees.

FDIC deposit insurance costs for the 2024 increased by $846 thousand, or 18%, from 2023, reflecting the impact of increases in average assets from a year ago and a higher FDIC deposit assessment rate.

Other expenses for 2024 decreased by $1.8 million, or 17%, from 2023. In 2023, a charitable contribution expense as a $1.0 million contribution was made to Washington Trust’s charitable foundation. There was no such expense in 2024.

Income Taxes
The following table presents the Corporation’s income tax expense and effective tax rate for the periods indicated:

(Dollars in thousands)
Years ended December 31,	2024	2023
Income tax (benefit) expense	($10,759)	$8,305
Adjusted income tax expense (non-GAAP)	$11,161	$11,558
Effective income tax rate	27.7%	14.7%
Adjusted effective income tax rate (non-GAAP)	21.5%	20.5%
Blended statutory rate	25.3%	25.5%

Management's Discussion and Analysis

The effective tax rates differed from the federal rate of 21%, primarily due to state income tax benefits, tax-exempt income, income from BOLI, and federal tax credits. The blended statutory rates include the federal income tax rate of 21% and a blended state income tax rate net of a federal tax benefit.

In 2024, the Corporation recognized an income tax benefit of $10.8 million, compared to income tax expense of $8.3 million in 2023. The effective tax rate for 2024 was 27.7%, compared to a rate 14.7% for 2023. The year over year comparisons include the impact of the balance sheet repositioning transactions, litigation settlement income and net gain on sale of a bank-owned operations facility in 2024, as well as a net tax expense reduction associated with a state tax legislative change and valuation allowance adjustment in 2023. Excluding these items, the adjusted effective income tax rate (non-GAAP) increased to 21.5% in 2024 from 20.5% in 2023, reflecting changes in state tax expense, lower levels of income from BOLI and tax-exempt income, and higher excess tax expense associated with the settlement of share-based awards.

The Corporation’s net deferred tax assets amounted to $63.0 million at December 31, 2024, compared to $53.8 million at December 31, 2023. This increase included the establishment of a deferred tax asset associated with the loans that were reclassified to held for sale and written down to fair value in December 2024, as part of the balance sheet repositioning transactions. This deferred tax asset was realized in January 2025 when the loan sale was completed. Management’s assessment considered the Corporation’s forecasted future taxable income, existing taxable temporary differences along with tax planning strategies. Management believes deferred tax assets, net of the valuation allowance, are more-likely-than-not to be realized.

See Note 11 to the Consolidated Financial Statements for additional information regarding income taxes.

Segment Reporting
The Corporation manages its operations through two reportable business segments, consisting of Commercial Banking and Wealth Management Services. See Note 18 to the Consolidated Financial Statements.

Commercial Banking
The following table presents a summarized statement of operations for the Commercial Banking business segment:

(Dollars in thousands)			Change
Years Ended December 31,	2024	2023	$	%
Net interest income	$128,448	$137,061	($8,613)	(6%)
Provision for credit losses	2,400	3,200	(800)	(25)
Net interest income after provision for credit losses	126,048	133,861	(7,813)	(6)
Noninterest income	(69,609)	20,006	(89,615)	(448)
Noninterest expense	108,789	102,966	5,823	6
Income before income taxes	(52,350)	50,901	(103,251)	(203)
Income tax expense	(13,530)	7,028	(20,558)	(293)
Net income	($38,820)	$43,873	($82,693)	(188%)

Net interest income for the Commercial Banking segment decreased by $8.6 million, or 6%, from 2023. Net interest income was adversely impacted by higher rates paid on, and increases in, average interest-bearing liability balances, which offset the benefit of higher yields on, and increases in, average interest-earning asset balances.

The provision for credit losses decreased by $800 thousand, or 25%, from 2023. See additional discussion under the caption “Provision for Credit Losses.”

Noninterest income derived from the Commercial Banking segment was a loss of $69.6 million, compared to income of $20.0 million in 2023. Noninterest income in 2024 included net losses recognized on balance sheet repositioning transactions, as well as a net gain recognized on the sale of a bank-owned operations facility. Excluding these items, the year over year change in Commercial Banking noninterest reflected higher mortgage banking revenues that was partially offset by lower loan related derivative income. See additional discussion under the caption “Noninterest Income” above.

Management's Discussion and Analysis
Commercial Banking noninterest expenses were up by $5.8 million, or 6%, from 2023, largely reflecting increases in salaries and employee benefits expense, outsourced services, and FDIC deposit insurance costs. See additional disclosure under the caption “Noninterest Expense” above.

Wealth Management Services
The following table presents a summarized statement of operations for the Wealth Management Services business segment:

(Dollars in thousands)			Change
Years Ended December 31,	2024	2023	$	%
Net interest income (expense)	$—	$37	($37)	(100%)
Noninterest income	41,812	36,134	5,678	16
Noninterest expense	28,280	30,591	(2,311)	(8)
Income before income taxes	13,532	5,580	7,952	143
Income tax expense	2,771	1,277	1,494	117
Net income	$10,761	$4,303	$6,458	150%

Noninterest income for the Wealth Management Services segment was $41.8 million, up by $5.7 million, or 16%, from 2023, reflecting an increase in asset-based revenues, as well as the receipt of income associated with a litigation settlement. See further discussion of wealth management revenues under the caption “Noninterest Income” above.

Noninterest expenses for the Wealth Management Services segment decreased by $2.3 million, or 8%, compared to 2023, largely reflecting decreases in salaries and employee benefits expense, legal fees, and other expenses. See additional discussion under the caption “Noninterest Expense” above.

Financial Condition
Summary
The following table presents selected financial condition data:

(Dollars in thousands)			Change
December 31,	2024	2023	$	%
Mortgage loans held for sale, at lower of cost or market	$281,706	$—	$281,706	100%
Available for sale debt securities	916,305	1,000,380	(84,075)	(8)
Total loans	5,137,838	5,647,706	(509,868)	(9)
Allowance for credit losses on loans	41,960	41,057	903	2
Total assets	6,930,647	7,202,847	(272,200)	(4)
Total deposits	5,115,800	5,348,160	(232,360)	(4)
FHLB advances	1,125,000	1,190,000	(65,000)	(5)
Total shareholders’ equity	499,728	472,686	27,042	6

As further disclosed under the caption “Overview,” in December 2024, the Corporation completed an equity offering and announced a subsequent balance sheet repositioning involving the sale of lower-yielding residential mortgage loans and debt securities, the purchase of debt securities with current market yields, and the repayment of wholesale funding balances.

Mortgage loans held for sale at lower of cost or market totaled $281.7 million at December 31, 2024, as loans with an amortized cost balance of $344.6 million that were held in portfolio were reclassified to held for sale as part of the balance sheet repositioning transactions. These loans were written down to their fair value.

The securities portfolio decreased by $84.1 million, or 8%, from the end of 2023, reflecting routine pay-downs on mortgage-backed securities and a decrease in fair value of available for sale securities due to changes in market interest rates.

Management's Discussion and Analysis
Total loans decreased by $509.9 million, or 9%, from the balance at December 31, 2023, largely reflecting a decrease in the residential real estate loan portfolio, which included the reclassification of loans to held for sale associated with the balance sheet repositioning transactions.

Total deposit balances decreased by $232.4 million, or 4%, from the end of 2023, reflecting a decrease in wholesale brokered time deposits that was partially offset by in-market deposit growth. FHLB advances decreased by $65.0 million, or 5%, from December 31, 2023. Both FHLB and wholesale brokered time deposits decreased in 2024, reflecting less need for wholesale funding and the use of net proceeds received from December 2024 equity offering to pay down balances.

Shareholders’ equity increased by $27.0 million, or 6%, from the end of 2023, as the net capital raised from the equity offering of $70.5 million and a net increase in the AOCL component of shareholders’ equity were partially offset by a net loss and dividend declarations.

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

Determination of Fair Value
The Corporation uses an independent pricing service to obtain quoted prices. The prices provided by the independent pricing service are generally based on observable market data in active markets. The determination of whether markets are active or inactive is based upon the level of trading activity for a particular security class. Management reviews the independent pricing service’s documentation to gain an understanding of the appropriateness of the pricing methodologies. Management also reviews the prices provided by the independent pricing service for reasonableness based upon current trading levels for similar securities. If the prices appear unusual, they are re-examined and the value is either confirmed or revised. In addition, management periodically performs independent price tests of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of December 31, 2024 and 2023, management did not make any adjustments to the prices provided by the pricing service.

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

Management's Discussion and Analysis
Securities Portfolio
The carrying amounts of securities held are as follows:

(Dollars in thousands)
December 31,	2024		2023
	Amount	% of Total	Amount	% of Total
Available for Sale Debt Securities:
Obligations of U.S. government agencies and U.S. government-sponsored enterprises	$38,612	4%	$225,742	23%
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	855,147	94	753,956	75
Obligations of states and political subdivisions	655	—	—	—
Individual name issuer trust preferred debt securities	9,221	1	8,793	1
Corporate bonds	12,670	1	11,889	1
Total available for sale debt securities	$916,305	100%	$1,000,380	100%

The securities portfolio represented 13% of total assets at December 31, 2024, compared to 14% of total assets at December 31, 2023. The largest component of the securities portfolio is mortgage-backed securities, all of which are issued by U.S. government agencies or U.S. government-sponsored enterprises.

As part of the December 2024 balance sheet repositioning transactions, the Bank sold available for sale debt securities with an amortized cost balance of $409.5 million (fair value of $378.4 million) and a weighted average yield of 2.65% and reinvested $378.4 million into purchases of available for sale debt securities with a weighted average yield of 5.30%. These sales resulted in a net realized pre-tax loss of $31.0 million that was recognized in December 2024.

The carrying value of the securities portfolio decreased by $84.1 million, or 8%, from the end of 2023. The decrease included $72.1 million of routine pay-downs and maturities of mortgage-backed securities, as well as a temporary decline in the fair value of available for sale debt securities.

As of December 31, 2024, the carrying amount of available for sale debt securities included net unrealized losses of $133.3 million, compared to net unrealized losses of $152.2 million as of December 31, 2023. The decline in unrealized losses in 2024 reflected the impact of the sales of securities mentioned above, as well as net of changes in the fair value of securities. The net unrealized losses at December 31, 2024 and 2023 were concentrated mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises and were primarily attributable to relative changes in market interest rates since the time of purchase. See Note 3 to the Consolidated Financial Statements for additional information.

Federal Home Loan Bank Stock
The Bank is a member of the FHLB, which is a cooperative that provides services to its member banking institutions. The primary reason for the Bank’s membership is to gain access to a reliable source of wholesale funding in order to manage interest rate risk. The purchase of FHLB stock is a requirement for a member to gain access to funding. The Bank purchases FHLB stock in proportion to the volume of funding received and views the purchases as a necessary long-term investment for the purposes of balance sheet liquidity and not for investment return. The Bank’s investment in FHLB stock totaled $49.8 million at December 31, 2024, compared to $51.9 million at December 31, 2023. See Note 1 to the Consolidated Financial Statements for additional information.

Loans
Total loans amounted to $5.1 billion at December 31, 2024, down by $509.9 million, or 9%, from the end of 2023. This decline largely reflected a decrease in the residential real estate loan portfolio, which included the reclassification of $344.6 million of loans to held for sale associated with the balance sheet repositioning transactions.

Management's Discussion and Analysis
The following table sets forth the composition of the Corporation’s loan portfolio:

(Dollars in thousands)
December 31,	2024		2023
	Amount	%	Amount	%
Commercial:
Commercial real estate (1)	$2,154,504	42%	$2,106,359	37%
Commercial & industrial (2)	542,474	10	605,072	11
Total commercial	2,696,978	52	2,711,431	48
Residential real estate:
Residential real estate (3)	2,126,171	41	2,604,478	46
Consumer:
Home equity	297,119	6	312,594	6
Other (4)	17,570	1	19,203	—
Total consumer	314,689	7	331,797	6
Total loans	$5,137,838	100%	$5,647,706	100%
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
(3)Residential real estate consists of mortgage and homeowner construction loans secured by one- to four-family residential properties. Also, includes a $1.5 million negative basis adjustment associated with fair value hedges at December 31, 2024. See Note 9 to the Consolidated Financial Statements for additional disclosure.
(4)Other consists of loans to individuals secured by general aviation aircraft and other personal installment loans.

An analysis of the maturity and interest rate sensitivity of the Corporation’s loan portfolio as of December 31, 2024 follows:

(Dollars in thousands)	Commercial				Consumer
	CRE (1)	C&I	Total Commercial	Residential Real Estate (2)	Home Equity	Other	Total Consumer	Total
Amounts due in:
One year or less	$310,183	$127,689	$437,872	$49,309	$4,644	$2,518	$7,162	$494,343
After one year to five years	1,389,583	300,295	1,689,878	209,723	16,402	6,674	23,076	1,922,677
After five years to fifteen years	454,738	114,124	568,862	636,354	36,535	6,835	43,370	1,248,586
After fifteen years	—	366	366	1,230,785	239,538	1,543	241,081	1,472,232
Total	$2,154,504	$542,474	$2,696,978	$2,126,171	$297,119	$17,570	$314,689	$5,137,838

Interest rate terms on amounts due after one year:
Fixed rates	$634,177	$95,569	$729,746	$941,210	$56,766	$12,409	$69,175	$1,740,131
Variable rates	1,210,144	319,216	1,529,360	1,135,652	235,709	2,643	238,352	2,903,364
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

Commercial Loans
The commercial loan portfolio represented 52% of total loans at December 31, 2024, compared to 48% of total loans at December 31, 2023.

In making commercial loans, we may occasionally solicit the participation of other banks. The Bank also participates in commercial loans originated by other banks. In such cases, these loans are individually underwritten by us using standards similar to those employed for our self-originated loans. Our participation in commercial loans originated by other banks amounted to $685.7 million and $652.7 million, respectively, at December 31, 2024 and 2023. Our participation in commercial loans originated by other banks also includes shared national credits.

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

Commercial Real Estate Loans
CRE loans totaled $2.2 billion at December 31, 2024, up by $48.1 million, or 2%, from the balance at December 31, 2023.

In 2024, CRE loan originations and advances amounted to $272.5 million and were partially offset by principal payments.

Construction and development loans included in the CRE loan portfolio amounted to $102.2 million and $214.6 million, respectively, as of December 31, 2024 and 2023.

Shared national credit balances outstanding included in the CRE loan portfolio totaled $84.7 million and $47.4 million, respectively, at December 31, 2024 and 2023. At December 31, 2024 and December 31, 2023 balances of $63.7 million and $29.0 million, respectively, were included in the pass-rated category of commercial loan credit quality and balances of $21.0 million and $18.4 million, respectively, were included in the classified category. All of these loans were current with respect to payment terms at both dates.

The following table presents a geographic summary of CRE loans by property location:

(Dollars in thousands)	December 31, 2024		December 31, 2023
	Outstanding Balance	% of Total	Outstanding Balance	% of Total
Connecticut	$839,079	39%	$815,975	39%
Massachusetts	663,026	31	645,736	31
Rhode Island	434,244	20	430,899	20
Subtotal	1,936,349	90	1,892,610	90
All other states	218,155	10	213,749	10
Total	$2,154,504	100%	$2,106,359	100%

Management's Discussion and Analysis
Management considers the CRE portfolio to be well-diversified with loans across several property types. As discussed further below, the multi-family property type was the largest segment and represented 11% of total loans at December 31, 2024. There were no other property types within the CRE portfolio that exceeded 10% of total loans. The following table presents a summary of CRE loans by property type segmentation:

(Dollars in thousands)	December 31, 2024		December 31, 2023
	Outstanding Balance (1)	% of Total	Outstanding Balance (1)	% of Total
CRE Portfolio Segmentation:
Multi-family	$567,243	26%	$546,694	26%
Retail	433,146	20	434,913	21
Industrial and warehouse	358,425	17	307,987	15
Office	289,853	13	284,199	13
Hospitality	213,585	10	235,015	11
Healthcare facility	205,858	10	175,490	8
Mixed-use	29,023	1	49,079	2
Other	57,371	3	72,982	4
Total CRE loans	$2,154,504	100%	$2,106,359	100%

Average CRE loan size (2)	$5,255		$5,366
Largest individual CRE loan outstanding	$65,482		$65,458
(1)Does not include unfunded commitments of $168.3 million and $351.5 million, respectively, as of December 31, 2024 and 2023.
(2)Total commitment (outstanding loan balance plus unfunded commitments) divided by number of loans.

Multi-family totaled $567.2 million as of December 31, 2024, and is our largest single CRE segment, representing 26% of the total CRE portfolio. This segment includes non-owner occupied residential properties consisting of four or more units that are rented to tenants. At December 31, 2024, the credit quality of the multi-family segment was 100% pass-rated. Also, there were no nonaccrual loans and all loans in this segment were current with respect to payment terms at December 31, 2024.

In 2024, there continues to be heightened focus in the banking industry on the CRE office sector, given the continuation of remote work and an increase in vacancies across the office market. As of December 31, 2024, Washington Trust’s CRE office loan segment totaled $289.9 million, or 6% of total loans and 13% of the total CRE loans. These office loans are secured by properties located in our primary lending market area of southern New England - Connecticut, Massachusetts and Rhode Island. Furthermore, approximately 68% of the CRE office segment balance of $289.9 million is secured by properties located in suburban areas. As of December 31, 2024, 100% of the CRE office loans were current with respect to payment terms, and 97% of the CRE office segment balance was on accruing status. Additionally, the credit quality of the CRE office loan segment was 84% pass-rated, 3% special mention and 13% classified as of December 31, 2024.

Commercial and Industrial Loans
C&I loans amounted to $542.5 million at December 31, 2024, down by $62.6 million, or 10%, from the balance at December 31, 2023.

In 2024, C&I originations, advances and line utilization amounted to $55.2 million and were more than offset by payments.

Shared national credit balances outstanding included in the C&I loan portfolio totaled $71.0 million and $66.3 million, respectively, at December 31, 2024 and 2023. All of these loans were included in the pass-rated category of commercial loan credit quality and were current with respect to payment terms at both December 31, 2024 and 2023.

Management's Discussion and Analysis
Management considers the C&I portfolio to be well-diversified with loans across several industries. The following table presents a summary of C&I loan by industry segmentation:

(Dollars in thousands)	December 31, 2024		December 31, 2023
	Outstanding Balance (1)	% of Total	Outstanding Balance (1)	% of Total
C&I Portfolio Segmentation:
Healthcare and social assistance	$126,547	23%	$166,490	28%
Real estate rental and leasing	63,992	12	70,540	12
Transportation and warehousing	55,784	10	63,789	11
Educational services	47,092	9	41,968	7
Retail trade	41,132	8	43,746	7
Manufacturing	32,140	6	54,905	9
Finance and insurance	26,557	5	33,617	6
Information	22,265	4	22,674	4
Arts, entertainment and recreation	19,861	4	22,249	4
Accommodation and food services	12,368	2	13,502	2
Professional, scientific and technical services	10,845	2	7,998	1
Public administration	2,186	—	3,019	—
Other	81,705	15	60,575	9
Total C&I loans	$542,474	100%	$605,072	100%

Average C&I loan size (2)	$798		$844
Largest individual C&I loan outstanding	$25,333		$25,324
(1)Does not include unfunded commitments of $307.9 million and $341.9 million, respectively, as of December 31, 2024 and 2023.
(2)Total commitment (outstanding loan balance plus unfunded commitments) divided by number of loans.

Healthcare and social assistance totaled $126.5 million as of December 31, 2024, and is our largest single C&I segment, representing 23% of the total C&I portfolio. This segment includes specialty medical practices, elder services, and community and mental health centers. At December 31, 2024, the credit quality of the healthcare and social assistance segment was 86% pass-rated and 14% was special mention. Also, there were no nonaccrual loans and all loans in this segment were current with respect to payment terms at December 31, 2024.

Residential Real Estate Loans
The residential real estate loan portfolio represented 41% of total loans at December 31, 2024, compared to 46% of total loans at December 31, 2023.

Residential real estate loans held in portfolio amounted to $2.1 billion at December 31, 2024, down by $478.3 million, or 18%, from the balance at December 31, 2023. This decrease included the reclassification of $344.6 million of loans, with a weighted average rate of 3.02%, to held for sale associated with balance sheet repositioning transactions. In addition, total origination activity declined and a lower proportion of loans was originated for portfolio in 2024.

Management's Discussion and Analysis
The following is a geographic summary of residential real estate loans by property location:

(Dollars in thousands)	December 31, 2024		December 31, 2023
	Amount	% of Total	Amount	% of Total
Massachusetts	$1,530,847	72%	$1,928,206	74%
Rhode Island	443,237	21	481,289	19
Connecticut	128,933	6	165,933	6
Subtotal	2,103,017	99	2,575,428	99
All other states	23,154	1	29,050	1
Total (1)	$2,126,171	100%	$2,604,478	100%
(1)Includes residential mortgage loans purchased from and serviced by other financial institutions totaling $46.8 million and $53.4 million, respectively, as of December 31, 2024 and 2023.

Residential real estate loans are originated both for sale to the secondary market, as well as for retention in the Bank’s loan portfolio. We also originate residential real estate loans for various investors in a broker capacity, including conventional mortgages and reverse mortgages.

The table below presents residential real estate loan origination activity:

(Dollars in thousands)
Years ended December 31,	2024		2023
	Amount	% of Total	Amount	% of Total
Originations for retention in portfolio (1)	$92,466	18%	$459,892	64%
Originations for sale to the secondary market (2)	418,080	82	260,592	36
Total	$510,546	100%	$720,484	100%
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

The table below presents residential real estate loan sales activity:

(Dollars in thousands)
Years ended December 31,	2024		2023
	Amount	% of Total	Amount	% of Total
Loans sold with servicing rights retained	$128,918	31%	$108,177	43%
Loans sold with servicing rights released (1)	287,223	69	141,795	57
Total	$416,141	100%	$249,972	100%
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

Loans are sold with servicing retained or released. Loans sold with servicing rights retained result in the capitalization of servicing rights. Loan servicing rights are included in other assets and are subsequently amortized as an offset to mortgage banking revenues over the estimated period of servicing. The net balance of capitalized servicing rights amounted to $7.7 million and $8.5 million, respectively, as of December 31, 2024 and 2023. The balance of residential mortgage loans

Management's Discussion and Analysis
serviced for others, which are not included in the Consolidated Balance Sheets, amounted to $1.4 billion at December 31, 2024, compared to $1.5 billion at December 31, 2023.

Consumer Loans
The consumer loan portfolio represented 7% of total loans at December 31, 2024, compared to 6% at December 31, 2023.

Consumer loans include home equity loans and lines of credit and personal installment loans. Home equity lines of credit and home equity loans represented 94% of the total consumer portfolio at December 31, 2024. Our home equity line and home equity loan origination activities are conducted primarily in southern New England. The Bank estimates that approximately 50% of the combined home equity lines of credit and home equity loan balances are first lien positions or subordinate to other Washington Trust mortgages.

The consumer loan portfolio totaled $314.7 million at December 31, 2024, down by $17.1 million, or 5%, from December 31, 2023, largely reflecting decreases in home equity lines and loans. Purchased consumer loans, consisting of loans to individuals secured by general aviation aircraft, amounted to $11.6 million and $13.2 million, respectively, at December 31, 2024 and 2023.

Investment in Bank-Owned Life Insurance
BOLI amounted to $106.8 million and $103.7 million, respectively, at December 31, 2024 and 2023. BOLI provides a means to mitigate increasing employee benefit costs.  The Corporation expects to benefit from the BOLI contracts as a result of the tax-free growth in cash surrender value and death benefits that are expected to be generated over time.  The purchase of the life insurance policy results in an income-earning asset on the Consolidated Balance Sheets that provides monthly tax-free income to the Corporation.  The largest risk to the BOLI program is credit risk of the insurance carriers.  To mitigate this risk, annual financial condition reviews are completed on all carriers.  BOLI is invested in the “general account” of quality insurance companies.  All such general account carriers were rated as investment grade at December 31, 2024 by credit rating agencies such as A.M. Best, Moody’s and S&P.  BOLI is included in the Consolidated Balance Sheets at its cash surrender value.  Increases in BOLI’s cash surrender value are reported as a component of noninterest income in the Consolidated Statements of Income (Loss).

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

In the course of resolving problem loans, the Corporation may choose to modify the contractual terms of certain loans. A loan that has been modified is considered a TLM when the modification is made to a borrower experiencing financial difficulty and the modification has a direct impact to the contractual cash flows. The decision to modify a loan, versus aggressively enforcing the collection of the loan, may benefit the Corporation by increasing the ultimate probability of collection. See Note 4 to the Consolidated Financial Statements for additional information regarding TLMs.

Management's Discussion and Analysis
Nonperforming Assets
Nonperforming assets include nonaccrual loans and OREO.

The following table presents nonperforming assets and additional asset quality data:

(Dollars in thousands)
December 31,	2024	2023
Commercial:
Commercial real estate	$10,053	$32,827
Commercial & industrial	515	682
Total commercial	10,568	33,509
Residential Real Estate:
Residential real estate	10,767	9,626
Consumer:
Home equity	1,972	1,483
Other	—	—
Total consumer	1,972	1,483
Total nonaccrual loans	23,307	44,618
OREO, net	—	683
Total nonperforming assets	$23,307	$45,301

Nonperforming assets to total assets	0.34%	0.63%
Nonperforming loans to total loans	0.45%	0.79%
Total past due loans to total loans	0.23%	0.20%
Allowance for credit losses on loans to total loans	0.82%	0.73%
Allowance for credit losses on loans to nonaccrual loans	180.03%	92.02%
Accruing loans 90 days or more past due	$—	$—

Nonaccrual Loans
Loans, with the exception of certain well-secured loans that are in the process of collection, are placed on nonaccrual status and interest recognition is suspended when such loans are 90 days or more overdue with respect to principal and/or interest, or sooner if considered appropriate by management. Loans are removed from nonaccrual status when they have been current as to principal and interest (generally for six months), the borrower has demonstrated an ability to comply with repayment terms, and when, in management’s opinion, the loans are considered to be fully collectible. During 2024, the Corporation made no changes in its practices or policies concerning the placement of loans into nonaccrual status.

Interest income that would have been recognized if loans on nonaccrual status had been current in accordance with their original terms was approximately $1.6 million in 2024, compared to $3.4 million in 2023.  Interest income attributable to these loans included in the Consolidated Statements of Income (Loss) amounted to approximately $908 thousand and $2.9 million, respectively, in 2024 and 2023.

Management's Discussion and Analysis
The following table presents the activity in nonaccrual loans:

(Dollars in thousands)
Years ended December 31,	2024	2023
Balance at beginning of period	$44,618	$12,846
Additions to nonaccrual status	8,284	40,276
Loans returned to accruing status	(14,410)	(1,636)
Loans charged-off	(2,413)	(577)
Loans transferred to other real estate owned	—	(683)
Payments, payoffs and other changes	(12,772)	(5,608)
Balance at end of period	$23,307	$44,618

The following table presents additional detail on nonaccrual loans:

(Dollars in thousands)	December 31, 2024					December 31, 2023
		Days Past Due					Days Past Due
	Current	30-89	90 or More	Total Nonaccrual	% (1)	Current	30-89	90 or More	Total Nonaccrual	% (1)
Commercial:
Commercial real estate	$10,053	$—	$—	$10,053	0.47%	$32,827	$—	$—	$32,827	1.56%
Commercial & industrial	—	515	—	515	0.09	682	—	—	682	0.11
Total commercial	10,053	515	—	10,568	0.39	33,509	—	—	33,509	1.24
Residential Real Estate:
Residential real estate	5,975	2,419	2,373	10,767	0.51	4,105	3,512	2,009	9,626	0.37
Consumer:
Home equity	832	233	907	1,972	0.66	127	621	735	1,483	0.47
Other		—	—	—	—		—	—	—	—
Total consumer	832	233	907	1,972	0.63	127	621	735	1,483	0.45
Total nonaccrual loans	$16,860	$3,167	$3,280	$23,307	0.45%	$37,741	$4,133	$2,744	$44,618	0.79%
(1)Percentage of nonaccrual loans to the total loans outstanding within the respective class.

There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at December 31, 2024.

As of December 31, 2024, the composition of nonaccrual loans was 45% commercial and 55% residential and consumer. This compared to 75% commercial and 25% residential and consumer as of December 31, 2023.

Total nonaccrual loans decreased by $21.3 million from the end of 2023, reflecting a decline in nonaccrual commercial real estate loans.

Nonaccrual CRE loans declined by $22.8 million from the balance at December 31, 2023. This decline was primarily attributable to two loans secured by properties in our primary lending area of southern New England. One loan, with a carrying value of $13.7 million, was in the healthcare facility segment, returned to accruing status in the first quarter of 2024 and paid off in the third quarter of 2024. The second loan, with a carrying value of $10.5 million, was in the office segment and was resolved due to the sale of the underlying property to a third party in fourth quarter of 2024. The payoff received on this CRE office loan was $9.5 million, resulting in a charge-off of $976 thousand being recognized in the fourth quarter of 2024.

As of December 31, 2024, the balance of nonaccrual CRE loans consisted of two collateral dependent loans. One loan for $6.7 million (net of charge-offs to date of $1.4 million) was modified as a TLM in 2023, and another loan for $3.3 million was placed on nonaccrual status and modified as a TLM in 2024. Both of these loans are secured by office properties in our

Management's Discussion and Analysis
primary lending area of southern New England and are current with respect to payment terms at December 31, 2024. These loans were individually assessed for credit impairment and based on the estimated fair value of the collateral less estimated costs to sell (when appropriate), specific reserves of $1.3 million were deemed necessary at December 31, 2024.

Nonaccrual residential real estate mortgage loans amounted to $10.8 million at December 31, 2024, up by $1.1 million from the end of 2023. As of December 31, 2024, the balance of nonaccrual residential mortgage loans was predominately secured by properties in Massachusetts, Connecticut and Rhode Island. Included in total nonaccrual residential real estate loans at December 31, 2024 were two loans purchased for portfolio and serviced by others totaling $535 thousand.  Management monitors the collection efforts of its third-party servicers as part of its assessment of the collectability of nonperforming loans.

Past Due Loans
The following table presents past due loans by class:

(Dollars in thousands)
December 31,	2024		2023
	Amount	% (1)	Amount	% (1)
Commercial:
Commercial real estate	$—	—%	$—	—%
Commercial & industrial	900	0.17	10	—
Total commercial	900	0.03	10	—
Residential Real Estate:
Residential real estate	7,741	0.36	8,116	0.31
Consumer:
Home equity	2,947	0.99	3,196	1.02
Other	394	2.24	23	0.12
Total consumer	3,341	1.06	3,219	0.97
Total past due loans	$11,982	0.23%	$11,345	0.20%
(1)Percentage of past due loans to the total loans outstanding within the respective class.

The composition of past due loans (loans past due 30 days or more) was 92% residential and consumer and 8% commercial at December 31, 2024 and essentially all residential and consumer at December 31, 2023.

Total past due loans increased by $637 thousand from the end of 2023.

Total past due loans included $6.4 million of nonaccrual loans as of December 31, 2024, compared to $6.9 million of as of December 31, 2023.

All loans 90 days or more past due at December 31, 2024 and 2023 were classified as nonaccrual.

Potential Problem Loans
The Corporation classifies certain loans as “substandard,” “doubtful,” or “loss” based on criteria consistent with guidelines provided by banking regulators.  Potential problem loans include classified accruing commercial loans that were less than 90 days past due at December 31, 2024 and other loans for which known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future.

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

Management's Discussion and Analysis

Management has identified $28.2 million in potential problem loans at December 31, 2024, compared to $22.9 million at December 31, 2023. As of December 31, 2024, the balance of potential problem loans largely consisted of two CRE loans secured by office properties in Massachusetts. At December 31, 2024, these loans were current with respect to payment terms.

Allowance for Credit Losses on Loans
The ACL on loans is management’s estimate of expected lifetime credit losses on loans carried at amortized cost.  The ACL on loans is established through a provision for credit losses recognized in earnings. The ACL on loans is reduced by charge-offs on loans and is increased by recoveries of amounts previously charged off.

The Corporation’s general practice is to identify problem credits early. To determine if a loan should be charged-off, all possible sources of repayment are analyzed. Possible sources of repayment include the potential for future cash flows, the value of underlying collateral, and the strength of guarantors. Full or partial charge-offs are recognized as promptly as practicable when available information confirms that the collection of loan principal is unlikely. For collateral dependent loans, this confirming information may include an appraisal that reflects a shortfall between the value of the collateral and the carrying value of the loan or a deficiency balance following the sale of the collateral.

Appraisals are generally obtained with values determined on an “as is” basis from independent appraisal firms for real estate collateral dependent loans in the process of collection or when warranted by other deterioration in the borrower’s credit status. New appraisals are generally obtained for nonaccrual loans or when management believes it is warranted. The Corporation has continued to maintain appropriate professional standards regarding the professional qualifications of appraisers and has an internal review process to monitor the quality of appraisals.

The Corporation does not recognize a recovery when new appraisals indicate a subsequent increase in value.

The following table presents additional detail on the Corporation’s loan portfolio and associated allowance:

(Dollars in thousands)	December 31, 2024			December 31, 2023
	Loans	Related Allowance	Allowance / Loans	Loans	Related Allowance	Allowance / Loans
Individually analyzed loans	$16,591	$1,543	9.30%	$34,640	$97	0.28%
Pooled (collectively evaluated) loans (1)	5,122,728	40,417	0.79	5,613,066	40,960	0.73
Total	$5,139,319	$41,960	0.82%	$5,647,706	$41,057	0.73%
(1)The amount reported for pooled loans excludes a $1.5 million negative basis adjustment associated with fair value hedges at December 31, 2024. See Note 9 to the Consolidated Financial Statements for additional disclosure.

Management employs a process and methodology to estimate the ACL on loans that evaluates both quantitative and qualitative factors. The methodology for evaluating quantitative factors consists of two basic components. The first component involves pooling loans into portfolio segments for loans that share similar risk characteristics. The second component involves individually analyzed loans that do not share similar risk characteristics with loans that are pooled into portfolio segments. For additional information regarding the ACL methodology, see Note 1 to the Consolidated Financial Statements, as well as disclosure under the caption “Critical Accounting Policies and Estimates.”

The ACL on loans amounted to $42.0 million at December 31, 2024, up by $903 thousand, or 2%, from the balance at December 31, 2023. The ACL on loans as a percentage of total loans, also known as the reserve coverage ratio, was 0.82% at December 31, 2024, compared to 0.73% at December 31, 2023.

The Corporation recorded a provision for credit losses on loans of $2.9 million in 2024. This reflected specific reserve allocations on individually analyzed nonaccrual commercial loans, as well as the impact of continued, yet subsiding, slowdown in prepayment speeds. This was also partially offset by relatively stable to improving forecasted economic conditions in 2024 and a decline in loan balances that was concentrated in residential real estate and also included the reclassification of loans from portfolio to held for sale.

Management's Discussion and Analysis
Net charge-offs totaled $2.0 million, or 0.04% of average loans, in 2024, compared to net charge-offs of $520 thousand, or 0.01% of average loans, in 2023. The charge-offs recognized in 2024 were concentrated in the CRE office portfolio segment.

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

(Dollars in thousands)	December 31, 2024			December 31, 2023
	Allocated ACL	ACL to Loans	Loans to Total Portfolio (1)	Allocated ACL	ACL to Loans	Loans to Total Portfolio (1)
Commercial:
Commercial real estate	$26,485	1.23%	42%	$24,144	1.15%	37%
Commercial & industrial	7,277	1.34	10	8,088	1.34	11
Total commercial	33,762	1.25	52	32,232	1.19	48
Residential Real Estate:
Residential real estate	6,832	0.32	41	7,403	0.28	46
Consumer:
Home equity	1,031	0.35	6	1,048	0.34	6
Other	335	1.91	1	374	1.95	—
Total consumer	1,366	0.43	7	1,422	0.43	6
Total ACL on loans at end of period	$41,960	0.82%	100%	$41,057	0.73%	100%
(1)Percentage of loans outstanding in respective class to total loans outstanding.

Management's Discussion and Analysis
The following table reflects the activity in the ACL on loans during the years presented:

(Dollars in thousands)
December 31,	2024	2023	2022
Balance at beginning of period	$41,057	$38,027	$39,088
Charge-offs:
Commercial:
Commercial real estate	1,961	373	—
Commercial & industrial	208	37	36
Total commercial	2,169	410	36
Residential real estate:
Residential real estate	—	—	—
Consumer:
Home equity	—	—	—
Other	244	167	148
Total consumer	244	167	148
Total charge-offs	2,413	577	184
Recoveries:
Commercial:
Commercial real estate	—	—	445
Commercial & industrial	22	12	29
Total commercial	22	12	474
Residential real estate:
Residential real estate	160	3	21
Consumer:
Home equity	197	10	12
Other	37	32	45
Total consumer	234	42	57
Total recoveries	416	57	552
Net charge-offs (recoveries)	1,997	520	(368)
Provision charged to earnings	2,900	3,550	(1,429)
Balance at end of period	$41,960	$41,057	$38,027

Net charge-offs (recoveries) to average loans	0.04%	0.01%	(0.01%)

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

The Bank is a participant in the DDM, ICS, and CDARS programs. The Bank uses these deposit sweep services to place customer and client funds into interest-bearing demand accounts, money market accounts, and/or time deposits issued by other participating banks. Customer and client funds are placed at one or more participating banks to ensure that each deposit customer is eligible for the full amount of FDIC insurance. As a program participant, we receive reciprocal amounts of

Management's Discussion and Analysis
deposits from other participating banks. We consider these reciprocal deposit balances to be in-market deposits as distinguished from traditional wholesale brokered deposits.

The following table presents a summary of deposits:

(Dollars in thousands)	December 31, 2024		December 31, 2023		Balance Change
	Amount	% of Total	Amount	% of Total	$	%
Noninterest-bearing demand deposits	$661,776	13%	$693,746	13%	($31,970)	(5%)
Interest-bearing demand deposits (in-market)	592,904	12	504,959	9	87,945	17
NOW accounts	692,812	14	767,036	14	(74,224)	(10)
Money market accounts	1,154,745	23	1,096,959	21	57,786	5
Savings accounts	523,915	10	497,223	9	26,692	5
Time deposits (in-market)	1,192,110	22	1,134,187	22	57,923	5
Total in-market deposits	4,818,262	94	4,694,110	88	124,152	3
Wholesale brokered time deposits	297,538	6	654,050	12	(356,512)	(55)
Total deposits	$5,115,800	100%	$5,348,160	100%	($232,360)	(4%)

Total deposits amounted to $5.1 billion at December 31, 2024, down by $232.4 million, or 4%, from December 31, 2023, driven by a decline in wholesale brokered time deposits of $356.5 million, or 55%. See disclosure regarding wholesale funding under the caption “Borrowings” below.

In-market deposits, which exclude wholesale brokered deposits, were up by $124.2 million, or 3%, from the balance at December 31, 2023. Growing deposits continues to be highly competitive in our market area and demand for higher-cost deposit products is strong. In 2024, Washington Trust made investments in technology to enhance our customers’ experience, and we remain focused on maintaining and growing depositor relationships.

As of December 31, 2024, in-market deposits were approximately 59% retail and 41% commercial. Our in-market deposits are well-diversified by industry and customer type. The average size of our in-market deposit accounts was approximately $37 thousand at December 31, 2024.

The following table presents a summary of the Bank’s uninsured deposits:

(Dollars in thousands)	December 31, 2024		December 31, 2023
	Balance	% of Total Deposits	Balance	% of Total Deposits
Uninsured Deposits:
Uninsured deposits (1)	$1,363,689	27%	$1,260,672	24%
Less: affiliate deposits (2)	94,740	2	92,645	2
Uninsured deposits, excluding affiliate deposits	1,268,949	25	1,168,027	22
Less: fully-collateralized preferred deposits (3)	197,638	4	204,327	4
Uninsured deposits, after exclusions	$1,071,311	21%	$963,700	18%
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

Management's Discussion and Analysis
The following table presents the amount of time certificates of deposit in denominations of $250 thousand or more at December 31, 2024, maturing during the periods indicated:

(Dollars in thousands)
Three months or less	$144,460
Over three months to six months	101,973
Over six months to 12 months	57,614
Over 12 months	49,838
Total time deposits	$353,885

Borrowings
Borrowings primarily consist of FHLB advances, which are used as a source of funding for liquidity and interest rate risk management purposes. FHLB advances totaled $1.1 billion at December 31, 2024, down by $65.0 million from the balance at the end of 2023. For additional information regarding FHLB advances see Note 13 to the Consolidated Financial Statements.

Both FHLB and wholesale brokered time deposits decreased in 2024, reflecting less need for wholesale funding and the use of net proceeds received from the December 2024 equity offering to pay down balances. See additional discussion under the caption “Overview.”

Liquidity and Capital Resources
Liquidity Management
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand.  The Corporation’s primary source of liquidity is in-market deposits, which funded approximately 66% of total average assets in the twelve months ended December 31, 2024.  While the generally preferred funding strategy is to attract and retain low-cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace.  Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and brokered deposits), cash flows from the investment securities portfolio, and loan repayments.  Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs, although management has no intention to do so at this time.

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

Management's Discussion and Analysis
The table below presents a summary of contingent liquidity balances by source:

(Dollars in thousands)
December 31,	2024	2023	2022
Contingent Liquidity:
Federal Home Loan Bank of Boston (1)	$752,951	$1,086,607	$668,295
Federal Reserve Bank of Boston (2)	70,286	65,759	27,059
Available cash liquidity (3)	36,647	54,970	49,727
Unencumbered securities	597,771	680,857	691,893
Total contingent liquidity	$1,457,655	$1,888,193	$1,436,974

Percentage of total contingent liquidity to uninsured deposits	106.9%	149.8%	94.9%
Percentage of total contingent liquidity to uninsured deposits, after exclusions	136.1%	195.9%	147.4%
(1)As of December 31, 2024, 2023 and 2022, loans with a carrying value of $2.8 billion, $3.4 billion and $2.4 billion, respectively, and securities available for sale with a carrying value of $74.2 million, $94.3 million and $102.1 million, respectively, were pledged to the FHLB resulting in this additional borrowing capacity.
(2)As of December 31, 2024, 2023 and 2022, loans with a carrying value of $68.5 million, $71.0 million and $20.9 million, respectively, and securities available for sale with a carrying value of $13.9 million, $13.1 million and $12.7 million, respectively, were pledged to the FRBB resulting in this additional unused borrowing capacity.
(3)Available cash liquidity excludes amounts restricted for collateral purposes and designated for operating needs.

Borrowing capacity at December 31, 2024 was reduced by the reclassification of residential mortgage loan collateral to held for sale as part of the balance sheet repositioning transactions. On January 24, 2025, the sale of these loans was completed and the cash proceeds received were used to pay down FHLB advances or other wholesale funding balances in the first quarter of 2025.

In addition to the amounts presented above, the Bank also access to a $40.0 million unused line of credit with the FHLB at December 31, 2024, 2023 and 2022.

The ALCO establishes and monitors internal liquidity measures to manage liquidity exposure.  Liquidity remained within target ranges established by the ALCO during 2024.  Based on its assessment of the liquidity considerations described above, management believes the Corporation’s sources of funding meet anticipated funding needs.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements
In the ordinary course of business, the Corporation enters into contractual obligations that require future cash payments. These include payments related to lease obligations, time deposits with stated maturity dates, borrowings and defined benefit pension plans. For additional information on these arrangements and the expected timing of applicable payments as of December 31, 2024, see the following notes to the Consolidated Financial Statements: Note 7 for leases, Note 12 for time deposits, Note 13 for borrowings and Note 16 for defined benefit pension plans.

Land and premises associated with five branch locations with a total net book value of $4.8 million were reported as held for sale as of December 31, 2024, as the Bank committed to sell these assets and lease them back from the buyers. The sales-leaseback transactions for four of the locations were completed on January 30, 2025 and the remaining transaction associated with the fifth location is expected to be completed later in 2025. As a result, the Corporation expects to recognize a net gain on the sale of these assets of approximately $7 million in the Consolidated Statements of Income (Loss) in the first quarter of 2025. Additionally, the annual lease expense associated with leaseback of these five locations is estimated to be approximately $1 million. See Note 7 to the Consolidated Financial Statements for additional information related to the leaseback of the assets.

In the first quarter of 2025, the qualified pension plan liability will be settled after plan assets are distributed through a combination of lump sum payments to participants and the purchase of a group annuity contract from a highly-rated insurance company. This results in a pre-tax non-cash pension settlement charge of approximately $6.4 million, which includes the recognition of pre-tax actuarial losses accumulated in AOCL and the effects of the remeasurement of plan assets and liability upon settlement, being recognized in the Consolidated Statements of Income (Loss) in the first quarter of 2025. See Note 16 to the Consolidated Financial Statements for additional disclosure regarding the qualified pension plan.

Management's Discussion and Analysis

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

Capital Resources
In December 2024, the Corporation completed an equity offering and disclosed a subsequent balance sheet repositioning involving the sale of lower-yielding loans and debt securities, the purchase of debt securities with current market yields, and the repayment of wholesale funding balances. Though the sales of lower-yielding loans and securities resulted in a net loss being recognized in 2024, we believe the repositioning will favorably impact future revenues and provide additional capacity for growth and investment.

At December 31, 2024, total shareholders’ equity amounted to $499.7 million, up by $27.0 million from December 31, 2023. The net capital raised from the equity offering of $70.5 million and an increase of $22.0 million in the AOCL component of shareholders' equity were partially offset by a net loss of $28.1 million and dividend declarations of $39.8 million. The change in AOCL reflected net changes in the fair value of available for sale debt securities and cash flow hedges. See Note 19 to the Consolidated Financial Statements for additional disclosure regarding changes in AOCL.

The Corporation declared dividends of $2.24 per share in 2024, unchanged from dividends per share declared in 2023. The dividend payout ratio was (137.4%) in 2024, compared to 79.4% in 2023. The adjusted dividend payout ratio (non-GAAP) was 94.5% in 2024, compared to 85.2% in 2023.

The ratio of total equity to total assets amounted to 7.21% at December 31, 2024, compared to a ratio of 6.56% at December 31, 2023.  Book value per share was $25.93 at December 31, 2024, compared to $27.75 at December 31, 2023.

The Bancorp and the Bank are subject to various regulatory capital requirements and are considered “well capitalized,” with a total risk-based capital ratio of 12.47% at December 31, 2024, compared to 11.58% at December 31, 2023.

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

The Corporation utilizes the size and duration of the investment securities portfolio, the size and duration of the wholesale funding portfolio, interest rate contracts, and the pricing and structure of loans and deposits, to manage interest rate risk. The interest rate contracts may include interest rate swaps, caps, floors, and collars. These interest rate contracts involve, to varying degrees, credit risk and interest rate risk. Credit risk is the possibility that a loss may occur if a counterparty to a transaction fails to perform according to terms of the contract. The notional amount of the interest rate contracts is the amount upon which interest and other payments are based. The notional amount is not exchanged, and therefore, should not be taken as a measure of credit risk. See Note 9 to the Consolidated Financial Statements for additional information.

The ALCO uses income simulation to measure interest rate risk inherent in the Corporation’s financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income over a 12-month horizon and a 13- to 24-

Management's Discussion and Analysis
month horizon. The simulations assume that the size and general composition of the Corporation’s balance sheet remain static over the simulation horizons, with the exception of certain deposit mix shifts from low-cost savings to higher-cost time deposits in selected interest rate scenarios. The simulations at December 31, 2024 incorporated the reclassification of residential mortgage loans from portfolio to held for sale and the sale of these loans completing in January 2025. The simulations at December 31, 2024 assume the proceeds from the sale of loans are used to pay down maturing wholesale funding balances. Additionally, the simulations take into account the specific repricing, maturity, call options, and prepayment characteristics of differing financial instruments that may vary under different interest rate scenarios. Mortgage-backed securities and residential real estate loans involve a level of risk that unforeseen changes in prepayment speeds may cause related cash flows to vary significantly in differing rate environments.  Such changes could affect the level of reinvestment risk associated with cash flow from these instruments, as well as their market value.  Changes in prepayment speeds could also increase or decrease the amortization of premium or accretion of discounts related to such instruments, thereby affecting interest income. The characteristics of financial instrument classes are reviewed periodically by the ALCO to ensure their accuracy and consistency.

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

The ALCO reviews simulation results to determine whether the Corporation’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure.  As of December 31, 2024 and December 31, 2023, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Corporation. All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Corporation’s balance sheet remain stable.

The ALCO regularly reviews a wide variety of interest rate shift scenario results to evaluate interest rate risk exposure, including parallel changes in interest rates and scenarios showing the effect of steepening or flattening changes in the yield curve.  Because income simulations assume that the Corporation’s balance sheet will generally remain static over the simulation horizon, the results do not reflect adjustments in strategy that the ALCO could implement in response to rate shifts. It should also be noted that the static balance sheet assumption does not necessarily reflect the Corporation’s expectation for future balance sheet growth, which is a function of the business environment and customer behavior.

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

The following table sets forth the estimated change in net interest income from an unchanged rate scenario over the periods indicated for parallel changes in market interest rates using the Corporation’s on- and off-balance sheet financial instruments as of December 31, 2024 and December 31, 2023.  Interest rates are assumed to shift by parallel rate changes as shown in the table below. Further, deposits are assumed to have certain minimum rate levels below which they will not fall.  It should be noted that the rate scenarios shown do not necessarily reflect the ALCO’s view of the “most likely” change in interest rates over the periods indicated.

	December 31, 2024		December 31, 2023
	Months 1-12	Months 13-24	Months 1-12	Months 13-24
100 basis point rate decrease	(1.83%)	(0.53%)	(3.38%)	0.94%
200 basis point rate decrease	(3.78%)	(1.67%)	(6.82%)	1.53%
300 basis point rate decrease	(5.89%)	(3.73%)	(10.38%)	1.59%
100 basis point rate increase	(0.16%)	(3.52%)	0.72%	(6.08%)
200 basis point rate increase	1.54%	(3.98%)	4.16%	(7.57%)
300 basis point rate increase	3.25%	(4.81%)	7.55%	(9.21%)

Management's Discussion and Analysis
The relative change in interest rate sensitivity from December 31, 2023, as shown in the above table, was attributable to changes in balance sheet composition and market interest rates. The changes in balance sheet composition reflected the balance sheet repositioning transactions and included a reduction in loans, a lower level of wholesale funding and in-market deposit growth. Furthermore, additional interest rate management derivative contracts were executed to hedge interest rate risk.

The ALCO estimates that as interest rates change, interest-earning assets would reprice more quickly than interest-bearing liabilities. In-market deposit rate changes are modeled to lag behind other market interest rates in both pace and magnitude. The deposit lag assumption was reduced at December 31, 2024 to align with actual experience, as deposit rate changes have more closely followed changes in market interest rates. In addition, prepayments of loans and securities generally increase as market interest rates decline and decrease as market interest rates rise.

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

The following table summarizes the potential change in market value of the Corporation’s available for sale debt securities as of December 31, 2024 and 2023 resulting from immediate parallel rate shifts:

(Dollars in thousands)
Security Type	Down 100 Basis Points	Up 200 Basis Points
Obligations of U.S. government agencies and U.S. government-sponsored enterprises	$1,190	($2,243)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	73,704	(137,523)
Obligations of states and political subdivisions	31	(98)
Trust preferred debt and other corporate debt securities	82	(163)
Total change in market value as of December 31, 2024	$75,007	($140,027)
Total change in market value as of December 31, 2023	$59,659	($117,334)

The potential change in market value at December 31, 2024, as compared to the prior year-end reflects the impact of the December 2024 securities transactions associated with the balance sheet repositioning, as well as changes in interest rates.

Impact of Inflation on Changing Prices
The Corporation’s consolidated financial statements and related notes have been prepared in accordance with GAAP, which requires the measurement of financial position and operating results in terms of historical U.S. dollars without considering changes in the relative purchasing power of money over time due to inflation.

A substantial portion of the Corporation’s assets and liabilities are monetary in nature and as a result interest rates have a more significant impact on the overall performance of the Corporation than the general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as inflation. In 2023, the Federal Reserve’s policy response to counter high levels of inflation was to increase its Federal Funds target rate several times, which in turn resulted in higher market interest rates across the economy. As the inflation rate began to moderate, the Federal Reserve began lowering its Federal Funds target rate in the latter portion of 2024. While variable-rate assets reprice downward if interest rates decline, interest-bearing liabilities also reprice downward. Additionally, in a high-rate or rising rate environment, lower cost in-market deposits generally shift into higher cost deposit categories, which puts additional pressure on both net interest income and the net interest margin. We cannot predict whether or when the Federal Reserve may increase or decrease the Federal Funds rate in the future.

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

Allowance for Credit Losses on Loans
The ACL on loans is management’s estimate of expected lifetime credit losses on loans carried at amortized cost. The ACL on loans is established through a provision for credit losses recognized in the Consolidated Statements of Income (Loss). Additionally, the ACL on loans is reduced by charge-offs on loans and increased by recoveries of amounts previously charged-off. At December 31, 2024 the ACL on loans totaled $42.0 million, compared to $41.1 million at December 31, 2023. A significant portion of our ACL is allocated to the commercial portfolio (both CRE and C&I). As of December 31, 2024 and 2023, the ACL allocated to the total commercial portfolio was $33.8 million and $32.2 million, respectively.

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

In estimating the ACL on loans, management considers the sensitivity of the model and significant judgments and assumptions that could result in an amount that is materially different from management’s estimate. Given the concentration of ACL allocation to the total commercial portfolio and the significant judgments made by management in deriving the qualitative loss factors, management analyzed the impact that changes in qualitative judgments could have. The range of impact was an ACL allocated to the total commercial loan portfolio between $24.3 million and $53.5 million at December 31, 2024. The sensitivity and related range of impact is a hypothetical analysis and is not intended to represent management’s judgments or assumptions of qualitative loss factors that were utilized at December 31, 2024 in estimation of the ACL on loans recognized on the Consolidated Balance Sheets.

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

As of December 31, 2024, management assessed the effectiveness of the Corporation’s internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by COSO.  Based on this assessment, management concluded that the Corporation’s internal control over financial reporting as of December 31, 2024 was effective.

The Corporation’s internal control over financial reporting as of December 31, 2024 has been audited by Crowe LLP, an independent registered public accounting firm, as stated in their report, which follows. This report expresses an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2024.

/s/ Edward O. Handy III	/s/ Ronald S. Ohsberg

Edward O. Handy III Chairman and Chief Executive Officer	Ronald S. Ohsberg Senior Executive Vice President, Chief Financial Officer and Treasurer

February 25, 2025

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors
Washington Trust Bancorp, Inc.
Westerly, Rhode Island

Opinion on Internal Control over Financial Reporting
We have audited Washington Trust Bancorp, Inc. and Subsidiaries (the “Corporation”) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Corporation as of December 31, 2024 and 2023, the related consolidated statements of income (loss), comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”) and our report dated February 25, 2025 expressed an unqualified opinion.
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

Washington, D.C.
February 25, 2025

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors
Washington Trust Bancorp, Inc.
Westerly, Rhode Island

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Washington Trust Bancorp, Inc. and Subsidiaries (the “Corporation”) as of December 31, 2024 and 2023, the related consolidated statements of income (loss), comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Corporation’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 25, 2025 expressed an unqualified opinion.
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

Allowance for Credit Losses – Qualitative Factors on Total Commercial Loans
As described in Note 1 to the consolidated financial statements, the Corporation accounts for credit losses under ASC 326, Financial Instruments – Credit Losses. ASC 326 requires the measurement of expected lifetime credit losses for financial assets measured at amortized cost at the reporting date. As of December 31, 2024, the balance of the allowance for credit losses (“ACL”) on loans was $42.0 million.

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

Washington, D.C.
February 25, 2025

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets	(Dollars in thousands, except par value)

December 31,	2024	2023
Assets:
Cash and due from banks	$21,534	$54,970
Interest-earning deposits with correspondent banks	88,368	31,854
Short-term investments	3,987	3,360
Mortgage loans held for sale, at fair value	21,708	20,077
Mortgage loans held for sale, at lower of cost or market	281,706	—
Premises and equipment held for sale, at lower of cost or market	4,788	—
Available for sale debt securities, at fair value (amortized cost $1,049,557; net of allowance for credit losses on securities of $0 at December 31, 2024; and amortized cost of $1,152,629; net of allowance for credit losses on securities of $0 at December 31, 2023)	916,305	1,000,380
Federal Home Loan Bank stock, at cost	49,817	51,893
Loans:
Total loans	5,137,838	5,647,706
Less: allowance for credit losses on loans	41,960	41,057
Net loans	5,095,878	5,606,649
Premises and equipment, net	26,873	32,291
Operating lease right-of-use assets	26,943	29,364
Investment in bank-owned life insurance	106,777	103,736
Goodwill	63,909	63,909
Identifiable intangible assets, net	2,885	3,711
Other assets	219,169	200,653
Total assets	$6,930,647	$7,202,847
Liabilities:
Deposits:
Noninterest-bearing deposits	$661,776	$693,746
Interest-bearing deposits	4,454,024	4,654,414
Total deposits	5,115,800	5,348,160
Federal Home Loan Bank advances	1,125,000	1,190,000
Junior subordinated debentures	22,681	22,681
Operating lease liabilities	29,578	32,027
Other liabilities	137,860	137,293
Total liabilities	6,430,919	6,730,161
Commitments and contingencies (Note 21)
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 60,000,000 shares; 19,561,985 shares issued and 19,273,583 shares outstanding at December 31, 2024 and 17,363,457 shares issued and 17,030,987 shares outstanding at December 31, 2023	1,223	1,085
Paid-in capital	196,947	126,150
Retained earnings	434,014	501,917
Accumulated other comprehensive loss	(119,171)	(141,153)
Treasury stock, at cost; 288,402 shares at December 31, 2024 and 332,470 shares at December 31, 2023	(13,285)	(15,313)
Total shareholders’ equity	499,728	472,686
Total liabilities and shareholders’ equity	$6,930,647	$7,202,847

The accompanying notes are an integral part of these consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income (Loss)	(Dollars and shares in thousands, except per share amounts)

	Years ended December 31,	2024	2023	2022
	Interest income:
	Interest and fees on loans	$299,297	$270,330	$169,301
	Interest on mortgage loans held for sale	1,775	980	1,165
	Taxable interest on debt securities	27,850	29,059	21,827
	Nontaxable interest on debt securities	8	—	—
	Dividends on Federal Home Loan Bank stock	4,771	3,315	548
	Other interest income	6,977	4,975	1,624
	Total interest and dividend income	340,678	308,659	194,465
	Interest expense:
	Deposits	146,098	120,429	26,023
	Federal Home Loan Bank advances	64,539	49,589	11,713
	Junior subordinated debentures	1,593	1,543	739
	Total interest expense	212,230	171,561	38,475
	Net interest income	128,448	137,098	155,990
	Provision for credit losses	2,400	3,200	(1,300)
	Net interest income after provision for credit losses	126,048	133,898	157,290
	Noninterest income:
	Wealth management revenues	39,054	35,540	38,746
	Mortgage banking revenues	10,981	6,660	8,733
	Card interchange fees	4,996	4,921	4,996
	Service charges on deposit accounts	3,032	2,806	3,192
	Loan related derivative income	467	1,390	2,756
	Income from bank-owned life insurance	3,041	3,488	2,591
	Realized losses on securities, net	(31,047)	—	—
	Losses on sale of portfolio loans, net	(62,888)	—	—
	Other income	4,567	1,335	1,588
	Total noninterest (loss) income	(27,797)	56,140	62,602
	Noninterest expense:
	Salaries and employee benefits	86,260	82,458	83,804
	Outsourced services	16,258	14,521	13,737
	Net occupancy	9,785	9,636	9,126
	Equipment	3,838	4,318	3,797
	Legal, audit and professional fees	3,128	3,891	3,127
	FDIC deposit insurance costs	5,513	4,667	1,687
	Advertising and promotion	2,626	2,562	2,587
	Amortization of intangibles	826	843	860
	Other expenses	8,835	10,661	9,997
	Total noninterest expense	137,069	133,557	128,722
	(Loss) income before income taxes	(38,818)	56,481	91,170
	Income tax (benefit) expense	(10,759)	8,305	19,489
	Net (loss) income	($28,059)	$48,176	$71,681

	Net (loss) income available to common shareholders	($28,038)	$48,091	$71,479
	Weighted average common shares outstanding - basic	17,149	17,033	17,246
	Weighted average common shares outstanding - diluted	17,149	17,062	17,381
Per share information:	Basic (loss) earnings per common share	($1.63)	$2.82	$4.14
	Diluted (loss) earnings per common share	($1.63)	$2.82	$4.11
The accompanying notes are an integral part of these consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)	(Dollars in thousands)

Years ended December 31,	2024	2023	2022
Net (loss) income	($28,059)	$48,176	$71,681
Other comprehensive income (loss), net of tax:
Net change in fair value of available for sale debt securities	14,152	14,442	(124,238)
Net change in fair value of cash flow hedges	7,681	7,026	(18,632)
Net change in defined benefit plan obligations	149	(4,821)	5,051
Total other comprehensive income (loss), net of tax	21,982	16,647	(137,819)
Total comprehensive (loss) income	($6,077)	$64,823	($66,138)

The accompanying notes are an integral part of these consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity	(Dollars and shares in thousands)

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	AOCL	Treasury Stock	Total
Balance at December 31, 2021	17,331	$1,085	$126,511	$458,310	($19,981)	($1,117)	$564,808
Net income	—	—	—	71,681	—	—	71,681
Total other comprehensive loss, net of tax	—	—	—	—	(137,819)	—	(137,819)
Cash dividends declared ($2.18 per share)	—	—	—	(37,948)	—	—	(37,948)
Share-based compensation	—	—	3,247	—	—	—	3,247
Exercise of stock options, issuance of other compensation-related equity awards, net of awards surrendered	46	—	(2,702)	—	—	1,881	(821)
Treasury stock purchased under the 2021 Repurchase Program	(194)	—	—	—	—	(9,479)	(9,479)
Balance at December 31, 2022	17,183	$1,085	$127,056	$492,043	($157,800)	($8,715)	$453,669

Net income	—	—	—	48,176	—	—	48,176
Total other comprehensive income, net of tax	—	—	—	—	16,647	—	16,647
Cash dividends declared ($2.24 per share)	—	—	—	(38,302)	—	—	(38,302)
Share-based compensation	—	—	2,064	—	—	—	2,064
Exercise of stock options, issuance of other compensation-related equity awards, net of awards surrendered	48	—	(2,970)	—	—	2,216	(754)
Treasury stock purchased under the 2023 Repurchase Program (1)	(200)	—	—	—	—	(8,814)	(8,814)
Balance at December 31, 2023	17,031	$1,085	$126,150	$501,917	($141,153)	($15,313)	$472,686

Net loss	—	—	—	(28,059)	—	—	(28,059)
Total other comprehensive income, net of tax	—	—	—	—	21,982	—	21,982
Cash dividends declared ($2.24 per share)	—	—	—	(39,844)	—	—	(39,844)
Share-based compensation	—	—	2,473	—	—	—	2,473
Common stock issued in public offering, net	2,199	137	70,384	—	—	—	70,521
Exercise of stock options, issuance of other compensation-related equity awards, net of awards surrendered	44	1	(2,060)	—	—	2,028	(31)
Balance at December 31, 2024	19,274	$1,223	$196,947	$434,014	($119,171)	($13,285)	$499,728
(1)Treasury stock includes $73 thousand of excise tax attributable to shares repurchased in 2023.
The accompanying notes are an integral part of these consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows	(Dollars in thousands)

	Years ended December 31,	2024	2023	2022
	Cash flows from operating activities:
	Net (loss) income	($28,059)	$48,176	$71,681
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for credit losses	2,400	3,200	(1,300)
	Net gain on sale of bank-owned property	(988)	—	—
	Depreciation of premises and equipment	3,934	4,005	3,465
	Net amortization of premiums and discounts on debt securities and loans	1,267	1,352	2,893
	Amortization of intangibles	826	843	860
	Amortization of terminated cash flow hedge loss	8,605	6,465	—
	Share-based compensation	2,473	2,064	3,247
	Tax (expense) benefit from stock option exercises and other equity awards	(183)	(34)	78
	Deferred income tax (benefit) expense	(16,737)	(3,690)	1,160
	Income from bank-owned life insurance	(3,041)	(3,488)	(2,591)
	Realized losses on securities, net	31,047	—	—
	Losses on sale of portfolio loans, net	62,888	—	—
	Net gains on loan sales, including changes in fair value	(8,775)	(4,514)	(6,730)
	Proceeds from sales of loans, net	408,844	219,568	309,749
	Loans originated for sale	(402,826)	(221,637)	(272,855)
	Decrease (increase) in operating lease right-of-use assets	2,420	(2,208)	(464)
	(Decrease) increase in operating lease liabilities	(2,449)	2,469	547
	Increase in other assets	(11,141)	(3,000)	(30,804)
	Increase (decrease) in other liabilities	7,163	(17,968)	34,070
	Net cash provided by operating activities	57,668	31,603	113,006
	Cash flows from investing activities:
Purchases of:	Available for sale debt securities: Mortgage-backed	(363,406)	(39,967)	(223,380)
	Available for sale debt securities: Other	(16,351)	(20,221)	(10,747)
Proceeds from sales of:	Available for sale debt securities: Mortgage-backed	185,143	—	—
	Available for sale debt securities: Other	193,267	—	—
Maturities, calls and principal payments of:	Available for sale debt securities: Mortgage-backed	71,184	71,732	116,116
	Available for sale debt securities: Other	900	750	—
	Net redemptions (purchases) of Federal Home Loan Bank stock	2,076	(8,430)	(30,432)
	Net decrease (increase) in loans	165,858	(537,467)	(832,450)
	Purchases of loans	(1,435)	(5,743)	(2,773)
	Proceeds from the sale of property acquired through foreclosure or repossession	680	—	—
	Purchases of premises and equipment	(4,001)	(5,048)	(6,139)
	Net proceeds from sale of bank-owned property	1,669	—	—
	Purchases of bank-owned life insurance	—	—	(7,000)
	Proceeds from surrender of bank-owned life insurance	—	1,932	—
	Equity investments in real estate limited partnerships	(3,942)	(8,115)	(1,861)
	Purchases of other equity investments, net	(338)	(263)	(375)
	Net cash provided by (used in) investing activities	231,304	(550,840)	(999,041)

The accompanying notes are an integral part of these consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows – (continued)	(Dollars in thousands)

Years ended December 31,	2024	2023	2022
Cash flows from financing activities:
Net (decrease) increase in deposits	(232,360)	329,198	38,911
Proceeds from Federal Home Loan Bank advances	2,385,000	3,515,000	3,156,112
Repayment of Federal Home Loan Bank advances	(2,450,000)	(3,305,000)	(2,321,112)
Treasury stock purchased	—	(8,814)	(9,479)
Net proceeds from issuance of common stock in public offering	70,521	—	—
Net proceeds from stock option exercises and issuance of other equity awards, net of awards surrendered	(31)	(754)	(821)
Cash dividends paid	(38,397)	(38,631)	(37,647)
Net cash (used in) provided by financing activities	(265,267)	490,999	825,964
Net increase (decrease) in cash and cash equivalents	23,705	(28,238)	(60,071)
Cash and cash equivalents at beginning of year	90,184	118,422	178,493
Cash and cash equivalents at end of year	$113,889	$90,184	$118,422

Noncash Activities:
Loans charged-off	$2,413	$577	$184
Portfolio loans transferred to held for sale	344,594	—	—
Loans transferred to property acquired through foreclosure or repossession	—	683	—
Premises and equipment transferred to held for sale	4,788	—	—
Commitment for equity investments in real estate limited partnerships	6,078	3,020	8,360
Supplemental Disclosures:
Interest payments	$217,154	$156,648	$32,096
Income tax payments	7,236	9,926	17,706

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

The Bancorp owns the common stock of two capital trusts, which have issued trust preferred securities. These capital trusts are variable interest entities in which the Bancorp is not the primary beneficiary and, therefore, are not consolidated. The capital trust’s only assets are junior subordinated debentures issued by the Bancorp, which were acquired by the capital trusts using the proceeds from the issuance of the trust preferred securities and common stock. The Bancorp’s equity interest in the capital trusts, which is classified in other assets, and the junior subordinated debentures are included in the Consolidated Balance Sheets. Interest expense on the junior subordinated debentures is included in the Consolidated Statements of Income (Loss).

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

Cash and Cash Equivalents
Cash and cash equivalents, as referenced in the accompanying Consolidated Statements of Cash Flows, consists of cash and due from banks, interest-earning deposits with correspondent banks and short-term investments.

Cash and due from Banks
Cash and due from banks consists of cash on hand, cash items in process of collection, and noninterest-earning cash on deposit with correspondent banks.

Interest-earning Deposits with Correspondent Banks
Interest-earning deposits with correspondent banks includes cash on deposit with the FRBB and other banks, including cash pledged to derivative counterparties. Cash collateral pledged to derivative counterparties represents restricted cash balances. See Note 9 for additional disclosure regarding cash collateral pledged to derivative counterparties.

Short-term Investments
Short-term investments consist of highly liquid investments with a maturity date of three months or less when purchased and are considered to be cash equivalents.  The Corporation’s short-term investments may be composed of overnight federal funds sold, securities purchased under resale agreements, money market mutual funds and U.S. Treasury bills.

Notes to Consolidated Financial Statements – (continued)
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

Premiums and discounts are amortized and accreted over the term of the securities on a method that approximates the level yield method.  The amortization and accretion is included in interest income on securities.  Interest income is recognized when earned.  Realized gains or losses from sales of securities are recorded on the trade date, determined using the specific identification method and recognized within noninterest income in the Consolidated Statements of Income (Loss).

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

Allowance for Credit Losses on Securities
For available for sale debt securities in an unrealized loss position, management first assesses whether the Corporation intends to sell, or if it is likely that the Corporation will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through a provision for credit losses recognized in the Consolidated Statements of Income (Loss). For debt securities available for sale that do not meet either of these criteria, management evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers both quantitative and qualitative factors.

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

For available for sale debt securities that are not guaranteed by U.S. government agencies and U.S. government-sponsored enterprises, such as individual name issuer trust preferred debt securities and corporate bonds, management utilizes a third-party credit modeling tool based on observable market data, which assists management in identifying any potential credit risk associated with these available for sale debt securities. This model estimates probability of default, loss given default and exposure at default for each security. In addition, qualitative factors are also considered, including the extent to which fair value is less than amortized cost, changes to the credit rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If a credit loss exists based on the results of this assessment, an ACL (contra asset) is recorded, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an ACL is considered market-related and is recognized in AOCL.

Changes in the ACL on available for sale debt securities are recorded as provision for credit losses. Losses are charged against the ACL when management believes the uncollectability of an available for sale debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Notes to Consolidated Financial Statements – (continued)
Federal Home Loan Bank Stock
The Bank is a member of the FHLB, which is a cooperative that provides services, including funding in the form of advances, to its member banking institutions. The primary reason for the Bank’s membership is to gain access to a reliable source of wholesale funding in order to manage interest rate risk. The purchase of FHLB stock is a requirement for a member to gain access to funding and the Bank must own a minimum amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank purchases FHLB stock in proportion to the volume of funding received and views the purchases as a necessary long-term investment for the purposes of balance sheet liquidity and not for investment return.

No market exists for shares of FHLB stock and therefore, it is carried at cost.  FHLB stock may be redeemed at par value five years following termination of FHLB membership, subject to limitations which may be imposed by the FHLB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLB.  While the Bank currently has no intentions to terminate its FHLB membership, the ability to redeem its investment in FHLB stock would be subject to the conditions imposed by the FHLB.  The Bank monitors its investment to determine if impairment exists. Based on the capital adequacy and the liquidity position of the FHLB, management believes there is no impairment related to the carrying amount of FHLB stock included in the Consolidated Balance Sheets as of December 31, 2024.

Long-lived Assets Held for Sale
Once all the criteria for held for sale in ASC 360 are met, assets are reclassified to held for sale and measured at lower of the assets carrying value or fair value less costs to sell. If the carrying value of the assets to be sold exceed the fair value less cost to sell, a valuation allowance is established with a corresponding loss recognized within noninterest income in the Consolidated Statements of Income (Loss).

Mortgage Loans Held for Sale, at Lower of Cost or Market
In the period when held for sale criteria are met, amortization ceases for any unamortized balances of deferred loan origination fees and costs.

Premises and Equipment Held for Sale
Depreciation ceases in the period when held for sale criteria are met.

Mortgage Banking Activities
Mortgage Loans Held for Sale, at Fair Value
Residential real estate mortgage loans originated and intended for sale to the secondary market are classified as held for sale. ASC 825, “Financial Instruments” allows for the irrevocable option to elect fair value accounting for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis that may otherwise not be required to be measured at fair value under other accounting standards. The Corporation has elected the fair value option for mortgage loans that are originated and intended for sale to the secondary market in order to better match changes in fair values of the loans with changes in the fair value of the derivative forward sale commitment contracts used to economically hedge them. Changes in the fair value of mortgage loans held for sale accounted for under the fair value option are included in mortgage banking revenues. Gains and losses on residential loan sales are recognized at the time of sale and are included in mortgage banking revenues. Upfront fees and costs related to mortgage loans held for sale for which the fair value option was elected are recognized in mortgage banking revenues as received / incurred and are not deferred.

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

Notes to Consolidated Financial Statements – (continued)
Mortgage servicing rights are periodically evaluated for impairment based on their fair value.  Impairment is measured on an aggregated basis by stratifying the rights based on homogeneous characteristics such as note rate and loan type. Any impairment is recognized through a valuation allowance and as a reduction to mortgage banking revenues.

Loan Servicing Fee Income
Servicing fee income is recorded for fees earned for servicing loans for investors. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and recognized when earned within mortgage banking revenues.

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

Notes to Consolidated Financial Statements – (continued)
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

Allowance for Credit Losses on Loans
The ACL on loans is established through a provision for credit losses recognized in the Consolidated Statements of Income (Loss). The ACL on loans is also increased by recoveries of amounts previously charged-off and is reduced by charge-offs on loans. Loan charge-offs are recognized when management believes the collectability of the principal balance outstanding is unlikely. Full or partial charge-offs on collateral dependent individually analyzed loans are generally recognized when the collateral is deemed to be insufficient to support the carrying value of the loan.

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

For pooled loans, the Corporation utilizes a DCF methodology to estimate credit losses over the expected life of the loan. The life of the loan excludes expected extensions, renewals and modifications, unless the extension or renewal options are included in the original or modified contract terms and not unconditionally cancellable by the Corporation. The methodology incorporates a probability of default and loss given default framework. Default triggers include the loan has become past due by 90 or more days, a charge-off has occurred, the loan has been placed on nonaccrual status, the loan has been modified as a TLM, or the loan is risk-rated as special mention or classified. Loss given default is estimated based on historical credit loss

Notes to Consolidated Financial Statements – (continued)
experience. Probability of default is estimated utilizing a regression model that incorporates econometric factors. Econometric factors are selected based on the correlation of the factor to historical credit losses for each portfolio segment.

The following table summarizes the econometric factors utilized for each loan portfolio segment as of the dates indicated:

Econometric Factors
Loan portfolio segment	At December 31, 2024	At December 31, 2023
CRE	NUR & GDP	NUR & GDP
C&I	NUR & GDP	NUR & GDP
Residential real estate	NUR & HPI	NUR & HPI
Home equity	NUR & HPI	NUR & HPI
Other consumer	GDP	GDP

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

Notes to Consolidated Financial Statements – (continued)
The ACL on unfunded commitments is included in other liabilities in the Consolidated Balance Sheets. The ACL on unfunded commitments is adjusted through a provision for credit losses recognized in the Consolidated Statements of Income (Loss).

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

Property Acquired through Foreclosure
Property acquired through foreclosure is initially recorded at fair value less estimated costs to sell, resulting in a new cost basis.  Fair value of such assets is determined based on independent appraisals and other relevant factors.  The amount by which the recorded investment in the loan exceeds the fair value (net of estimated costs to sell) at the time of foreclosure is charged to the ACL on loans.  Subsequent to foreclosure, a valuation allowance on the asset is established for declines in fair value.  Any subsequent increases in fair value are recorded as a reduction to the valuation allowance, but not below zero. Upon sale of foreclosed property, any excess of the carrying value over the sales proceeds is recognized as a loss on sale. Any excess of sales proceeds over the carrying value of the foreclosed property is first applied as a recovery to the valuation allowance, if any, with the remainder being recognized as a gain on sale. Changes to the valuation allowance, operating expenses associated with ownership of these properties, and gains or losses recognized upon sale are included in other noninterest expense in the Consolidated Statements of Income (Loss).

Investments in Real Estate Limited Partnerships
The Bank invests in real estate limited partnerships that renovate, own and operate low-income housing complexes. The Bank neither actively participates in the management of nor has a controlling interest in the real estate limited partnerships. The carrying value of such investments is recorded in other assets on the Consolidated Balance Sheets.

Investments in real estate limited partnerships are accounted for using the proportional amortization method. Unfunded commitments for future capital contributions are recognized and recorded in other liabilities on the Consolidated Balance Sheets. Under the proportional amortization method, the investment is amortized over the same tax period and in proportion to the total tax benefits expected to be allocated to the Bank. The amortization is recognized as a component of income tax expense in the Consolidated Statements of Income (Loss). In addition, operating losses and tax credits generated by the partnership are also recorded as a reduction to income tax expense.

Other Equity Investments
The Corporation invests in equity investments without readily determinable fair value. Such equity investments are classified within other assets in the Consolidated Balance Sheets. The Corporation has elected to carry equity investments without readily determinable fair value at cost, less impairment, if any, plus or minus changes in observable prices. A qualitative impairment analysis for equity investments without readily determinable fair value is performed quarterly. If the equity investment is deemed to be impaired, an impairment loss is recognized in the amount by which the carrying value of the equity investment exceeds its estimated fair value. The impairment loss is recognized as a reduction of other noninterest income in the Consolidated Statements of Income (Loss). An impairment loss can be reversed in a subsequent period if there are observable transactions for the identical or similar investment of the same issuer at an amount that is greater than the carrying value of the investment that was established when the impairment loss was recognized. The reversal of any impairment loss or other changes resulting from observable transactions are recognized in other noninterest income in the Consolidated Statements of Income (Loss).

Impairment of Long-Lived Assets Other than Goodwill
Long-lived assets, including premises and equipment, operating lease ROU assets and investments in real estate limited partnerships, are tested for impairment whenever events or changes in business circumstances indicate that the carrying amount may not be fully recoverable.  If impairment is determined to exist, any related impairment loss is calculated based on fair value.  Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less

Notes to Consolidated Financial Statements – (continued)
costs of disposal. An impairment loss is recognized within noninterest expense in the Consolidated Statements of Income (Loss). A previously recognized impairment loss cannot be reversed in a subsequent period.

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

For certain commissions and incentives, such as those paid to employees in our wealth management services and commercial banking segments in order to obtain customer contracts, contract cost assets are established. The contract cost assets are capitalized and amortized over the estimated useful life that the asset is expected to generate benefits. Contract cost assets are included in other assets in the Consolidated Balance Sheets. The amortization of contract cost assets is recorded within salaries and employee benefits expense in the Consolidated Statements of Income (Loss).

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

Notes to Consolidated Financial Statements – (continued)
assumptions based on current rates and trends when it is appropriate to so do.  The effect of modifications to those assumptions is recorded in other comprehensive income (loss) and amortized to net periodic cost over future periods.

The service cost component of net periodic benefit cost is recognized within salaries and employee benefits expense in the Consolidated Statements of Income (Loss). All other components of net periodic benefit cost are recognized in other noninterest expense in the Consolidated Statements of Income (Loss).

The funded status of defined benefit pension plans, measured as the difference between the fair value of plan assets and the projected benefit obligation, is recognized in the Consolidated Balance Sheets.  The changes in the funded status of the defined benefit plans, including actuarial gains and losses and prior service costs and credits, are recognized in comprehensive income in the year in which the changes occur.

Share-Based Compensation
Share-based compensation plans provide for awards of stock options and other equity incentives, including restricted stock units and performance share units.

Compensation expense for awards is recognized over the service period based on the fair value at the date of grant and is included in salaries and employee benefits expense in the Consolidated Statements of Income (Loss). Grant date fair value for stock options is estimated using the Black-Scholes option-pricing model. Awards of restricted stock units and performance share units are valued at the fair market value of the Bancorp’s common stock as of the award date. Performance share unit compensation expense is based on the most recent performance assumption available and is adjusted as assumptions change. Forfeitures are recognized when they occur. Vesting of the awards may accelerate or may be subject to proportional vesting if there is a change in control, disability, retirement or death. Vested equity awards are issued from treasury stock, when available, or from authorized but unissued stock.

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

Segment Reporting
The Corporation manages its operations through two reportable business segments, consisting of Commercial Banking and Wealth Management Services, as determined by the Corporation’s designated CODM. Additional information on the Corporation’s reportable business segments is presented in Note 18.

Notes to Consolidated Financial Statements – (continued)

An allocation methodology is utilized to allocate income and expenses to the business segments. Direct activities are assigned to the appropriate business segment to which the activity relates. Indirect activities, such as corporate, technology and other support functions, are allocated to business segments primarily based upon full-time equivalent employee computations.

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

Comprehensive Income (Loss)
Comprehensive income (loss) is defined as all changes in equity, except for those resulting from transactions with shareholders.  Net income is a component of comprehensive income (loss). All other components are referred to in the aggregate as other comprehensive income (loss). Other comprehensive income (loss) includes the after-tax effect of net changes in the fair value of securities available for sale, net changes in fair value of cash flow hedges and net changes in defined benefit pension plan obligations.

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

Derivative Instruments and Hedging Activities
Derivatives are recognized as either assets or liabilities and are measured at fair value.  Derivative assets are included in other assets and derivative liabilities are included in other liabilities in the Consolidated Balance Sheets. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and resulting designation.

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

For derivatives designated as fair value hedges, the hedged item is measured at fair value through a basis adjustment recognized on the balance sheet. The changes in fair value of derivatives designated as fair value hedges, as well as the offsetting changes in fair value of the hedged item are recognized in earnings.

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

Note 2 - Recently Issued Accounting Pronouncements
Accounting Standards Adopted in 2024
Segment Reporting - Topic 280
Accounting Standards Update No. 2023-07, “Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), was issued in November 2023 to enhance and provide additional transparency on segment disclosures, including disclosure of significant segment expense provided to the CODM, as well as disclosing the title and position of the CODM and how they use reported results in assessing segment performance and allocation of resources. The Corporation adopted the provisions of ASU 2023-07 on December 31, 2024 on a retrospective basis. The adoption of ASU 2023-07 did not have a material impact on the Corporation’s financial statements. See Note 18 for additional information on business segments.

Accounting Standards Pending Adoption
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

Income Statement - Reporting Comprehensive Income - Subtopic 220
Accounting Standards Update No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) - Disaggregation of Income Statement Expenses” (“ASU 2024-03”), was issued in November 2024 to enhance and provide additional disclosure on certain costs and expenses. The effective date of ASU 2024-03 was further clarified in a subsequent ASU issued in January 2025. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The provisions under ASU 2024-03 can be applied on either a prospective or retrospective basis. ASU 2024-03 is not expected to have a material impact on the Corporation’s financial statements.

Note 3 - Securities
Available for Sale Debt Securities
The following tables present the amortized cost, gross unrealized holding gains, gross unrealized holding losses, ACL on securities and fair value of securities by major security type and class of security:

(Dollars in thousands)
December 31, 2024	Amortized Cost	Unrealized Gains	Unrealized Losses	ACL	Fair Value
Available for Sale Debt Securities:
Obligations of U.S. government agencies and U.S. government-sponsored enterprises	$41,751	$—	($3,139)	$—	$38,612
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	984,546	52	(129,451)	—	855,147
Obligations of states and political subdivisions	650	5	—	—	655
Individual name issuer trust preferred debt securities	9,414	—	(193)	—	9,221
Corporate bonds	13,196	—	(526)	—	12,670
Total available for sale debt securities	$1,049,557	$57	($133,309)	$—	$916,305

Notes to Consolidated Financial Statements – (continued)

(Dollars in thousands)
December 31, 2023	Amortized Cost	Unrealized Gains	Unrealized Losses	ACL	Fair Value
Available for Sale Debt Securities:
Obligations of U.S. government-sponsored enterprises	$250,450	$15	($24,723)	$—	$225,742
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	879,597	246	(125,887)	—	753,956
Individual name issuer trust preferred debt securities	9,400	—	(607)	—	8,793
Corporate bonds	13,182	—	(1,293)	—	11,889
Total available for sale debt securities	$1,152,629	$261	($152,510)	$—	$1,000,380

Accrued interest receivable on available for sale debt securities totaled $3.2 million and $3.7 million, respectively, as of December 31, 2024 and 2023.

At December 31, 2024 and 2023, securities with a fair value of $310.5 million and $311.9 million, respectively, were pledged as collateral for FHLB borrowings, potential borrowings with the FRBB, certain public deposits and for other purposes.  See Note 13 for additional discussion of FHLB borrowings.

In December 2024, the Bank sold available for sale debt securities with an amortized cost balance of $409.5 million (fair value of $378.4 million) and reinvested $378.4 million into purchases of available for sale debt securities. The sale of debt securities resulted in a net realized pre-tax loss of $31.0 million that was recognized in the December 2024. See Note 14 for additional disclosure regarding the Corporation’s public offering of common stock.

The following table summarizes amounts related to the sale of available for debt securities:

(Dollars in thousands)
For the periods ended December 31,	2024	2023	2022
Proceeds from sales	$378,410	$—	$—

Gross realized gains	$—	$—	$—
Gross realized losses	(31,047)	—	—
Net realized losses on securities	($31,047)	$—	$—

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

(Dollars in thousands)
December 31, 2024	Amortized Cost	Fair Value
Due in one year or less	$73,288	$63,717
Due after one year to five years	306,246	269,810
Due after five years to ten years	244,841	212,662
Due after ten years	425,182	370,116
Total securities	$1,049,557	$916,305

Included in the above table are debt securities with an amortized cost balance of $50.0 million and a fair value of $46.2 million at December 31, 2024 that are callable at the discretion of the issuers.  Final maturities of the callable securities range from 7 months to 20 years, with call features ranging from 1 month to 8 years.

Notes to Consolidated Financial Statements – (continued)

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

The following tables summarize available for sale debt securities in an unrealized loss position, for which an ACL on securities has not been recorded, segregated by length of time that the securities have been in a continuous unrealized loss position:

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
December 31, 2024	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government agencies and U.S. government-sponsored enterprises	2	$15,289	($12)	6	$23,323	($3,127)	8	$38,612	($3,139)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	57	384,164	(3,632)	93	466,741	(125,819)	150	850,905	(129,451)
Individual name issuer trust preferred debt securities	—	—	—	3	9,221	(193)	3	9,221	(193)
Corporate bonds	—	—	—	4	12,670	(526)	4	12,670	(526)
Total temporarily impaired securities	59	$399,453	($3,644)	106	$511,955	($129,665)	165	$911,408	($133,309)

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
December 31, 2023	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored enterprises	1	$19,824	($176)	20	$195,903	($24,547)	21	$215,727	($24,723)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	8	43,887	(262)	154	698,115	(125,625)	162	742,002	(125,887)
Individual name issuer trust preferred debt securities	—	—	—	3	8,793	(607)	3	8,793	(607)
Corporate bonds	—	—	—	4	11,889	(1,293)	4	11,889	(1,293)
Total temporarily impaired securities	9	$63,711	($438)	181	$914,700	($152,072)	190	$978,411	($152,510)

There were no debt securities on nonaccrual status at December 31, 2024 and 2023 and, therefore there was no accrued interest related to debt securities reversed against interest income for 2024 and 2023.

As of December 31, 2024, the Corporation does not intend to sell the debt securities in an unrealized loss position and has determined that it is more-likely-than-not that the Corporation will not be required to sell each security before the recovery of its amortized cost basis. In addition, management does not believe that any of the securities are impaired due to reasons of credit quality. As further described below, management believes the unrealized losses on these debt securities are primarily attributable to changes in the investment spreads and interest rates. Therefore, no ACL was recorded at both December 31, 2024 and 2023.

Obligations of U.S. Government Agencies and U.S. Government-Sponsored Enterprise Securities, including Mortgage-Backed Securities
The contractual cash flows for these securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major credit rating agencies and have a long history of no credit losses. The issuers of these securities continue to make timely principal and interest payments and none of these securities were past due at December 31, 2024. As disclosed in Note 1, the Corporation utilizes a zero credit loss estimate for these securities.

Notes to Consolidated Financial Statements – (continued)
Individual Name Issuer Trust Preferred Debt Securities
These securities in an unrealized loss position at December 31, 2024 included three trust preferred securities issued by three individual companies in the banking sector. Management reviewed the collectability of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings, including ratings in effect as of the reporting period date, as well as credit rating changes between the reporting period date and the filing date of this report, and other information.  As of December 31, 2024, there was one individual name issuer trust preferred debt security with an amortized cost of $2.0 million and unrealized losses of $107 thousand that was rated below investment grade by S&P. We noted no downgrades to below investment grade between December 31, 2024 and the filing date of this report.  Based on the information available through the filing date of this report, all individual name issuer trust preferred debt securities continue to accrue interest and make payments as expected with no payment deferrals or defaults on the part of the issuers.

Corporate Bonds
These securities in an unrealized loss position at December 31, 2024 included four corporate bond holdings issued by three individual companies in the financial services industry. Management reviewed the collectability of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings, including ratings in effect as of the reporting period date, as well as credit rating changes between the reporting period date and the filing date of this report, and other information. As of December 31, 2024, there was one corporate bond debt security with an amortized cost of $2.0 million and unrealized losses of $27 thousand that was rated below investment grade by S&P. We noted no downgrades to below investment grade between December 31, 2024 and the filing date of this report. Based on the information available through the filing date of this report, all corporate bond debt securities continue to accrue interest and make payments as expected with no payment deferrals or defaults on the part of the issuers.

Note 4 - Loans
The following table presents a summary of loans:

(Dollars in thousands)
December 31,	2024	2023
Commercial:
Commercial real estate (1)	$2,154,504	$2,106,359
Commercial & industrial (2)	542,474	605,072
Total commercial	2,696,978	2,711,431
Residential Real Estate:
Residential real estate (3)	2,126,171	2,604,478
Consumer:
Home equity	297,119	312,594
Other (4)	17,570	19,203
Total consumer	314,689	331,797
Total loans (5)	$5,137,838	$5,647,706
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
(3)Residential real estate consists of mortgage and homeowner construction loans secured by one- to four-family residential properties. Also, includes a $1.5 million negative basis adjustment associated with fair value hedges at December 31, 2024. See Note 9 for additional disclosure.
(4)Other consists of loans to individuals secured by general aviation aircraft and other personal installment loans.
(5)Includes net unamortized loan origination costs of $10.9 million and $13.0 million, respectively, at December 31, 2024 and 2023 and net unamortized premiums on loans purchased from and serviced by other financial institutions of $242 thousand and $286 thousand, respectively, at December 31, 2024 and 2023.

The carrying value of loans excludes accrued interest receivable of $22.1 million and $22.9 million, respectively, as of December 31, 2024 and 2023.

Notes to Consolidated Financial Statements – (continued)
As of December 31, 2024 and 2023, loans amounting to $2.8 billion and $3.4 billion, respectively, were pledged as collateral to the FHLB under a blanket pledge agreement and to the FRBB for the discount window. See Note 13 for additional disclosure regarding borrowings.

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

Past Due Loans
Past due status is based on the contractual payment terms of the loan. The following tables present an aging analysis of past due loans, segregated by class of loans:

(Dollars in thousands)		Days Past Due
December 31, 2024	Current	30-59	60-89	90 or More	Total Past Due	Total Loans
Commercial:
Commercial real estate	$2,154,504	$—	$—	$—	$—	$2,154,504
Commercial & industrial	541,574	518	382	—	900	542,474
Total commercial	2,696,078	518	382	—	900	2,696,978
Residential Real Estate:
Residential real estate	2,118,430	3,476	1,892	2,373	7,741	2,126,171
Consumer:
Home equity	294,172	1,630	410	907	2,947	297,119
Other	17,176	44	350	—	394	17,570
Total consumer	311,348	1,674	760	907	3,341	314,689
Total loans	$5,125,856	$5,668	$3,034	$3,280	$11,982	$5,137,838

(Dollars in thousands)		Days Past Due
December 31, 2023	Current	30-59	60-89	90 or More	Total Past Due	Total Loans
Commercial:
Commercial real estate	$2,106,359	$—	$—	$—	$—	$2,106,359
Commercial & industrial	605,062	10	—	—	10	605,072
Total commercial	2,711,421	10	—	—	10	2,711,431
Residential Real Estate:
Residential real estate	2,596,362	4,369	1,738	2,009	8,116	2,604,478
Consumer:
Home equity	309,398	2,349	112	735	3,196	312,594
Other	19,180	20	3	—	23	19,203
Total consumer	328,578	2,369	115	735	3,219	331,797
Total loans	$5,636,361	$6,748	$1,853	$2,744	$11,345	$5,647,706

Included in past due loans as of December 31, 2024 and 2023, were nonaccrual loans of $6.4 million and $6.9 million, respectively. In addition, all loans 90 days or more past due at December 31, 2024 and 2023 were classified as nonaccrual.

Notes to Consolidated Financial Statements – (continued)
Nonaccrual Loans
The following is a summary of nonaccrual loans, segregated by class of loans:

(Dollars in thousands)
	December 31, 2024			December 31, 2023
	Nonaccrual Loans			Nonaccrual Loans
	With an ACL	Without an ACL	Total	With an ACL	Without an ACL	Total
Commercial:
Commercial real estate	$10,053	$—	$10,053	$10,997	$21,830	$32,827
Commercial & industrial	515	—	515	—	682	682
Total commercial	10,568	—	10,568	10,997	22,512	33,509
Residential Real Estate:
Residential real estate	9,743	1,024	10,767	8,495	1,131	9,626
Consumer:
Home equity	1,972	—	1,972	1,483	—	1,483
Other	—	—	—	—	—	—
Total consumer	1,972	—	1,972	1,483	—	1,483
Total	$22,283	$1,024	$23,307	$20,975	$23,643	$44,618
Accruing loans 90 days or more past due			$—			$—

Nonaccrual loans of $16.9 million and $37.7 million, respectively, at December 31, 2024 and 2023 were current as to the payment of principal and interest.

As of December 31, 2024 and 2023, nonaccrual loans secured by one- to four-family residential property amounting to $1.0 million and $960 thousand, respectively, were in process of foreclosure.

There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at December 31, 2024.

The following table presents interest income recognized on nonaccrual loans:

(Dollars in thousands)	Interest Income Recognized
Years Ended December 31,	2024	2023	2022
Commercial:
Commercial real estate	$197	$2,719	$—
Commercial & industrial	8	59	—
Total commercial	205	2,778	—
Residential Real Estate:
Residential real estate	542	466	398
Consumer:
Home equity	161	107	62
Other	—	4	3
Total consumer	161	111	65
Total	$908	$3,355	$463

Troubled Loan Modifications
In the course of resolving problem loans, the Corporation may choose to modify the contractual terms of certain loans. A loan that has been modified is considered a TLM when the modification is made to a borrower experiencing financial difficulty and the modification has a direct impact to the contractual cash flows. The decision to modify a loan, versus

Notes to Consolidated Financial Statements – (continued)
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

The following table presents the carrying value at December 31, 2024, of TLMs made during the year, segregated by class of loans and type of concession granted:

(Dollars in thousands)
	Maturity Extension	Other-than-Insignificant Payment Delay	Combination (1)	Total	% of Total Loan Class (2)
Commercial:
Commercial real estate	$3,340	$—	$6,713	$10,053	—%
Commercial & industrial	515	5,000	—	5,515	1
Total commercial	3,855	5,000	6,713	15,568	1
Residential Real Estate:
Residential real estate	—	260	—	260	—
Total	$3,855	$5,260	$6,713	$15,828	—%
(1)Combination includes an interest rate reduction, payment deferral and maturity extension.
(2)Percentage of TLMs to the total loans outstanding within the respective loan class.

The following table presents the carrying value at December 31, 2023, of TLMs made during the year, segregated by class of loans and type of concession granted:

(Dollars in thousands)
	Maturity Extension	Other-than-Insignificant Payment Delay	Combination (1)	Total	% of Total Loan Class (2)
Commercial:
Commercial real estate	$13,780	$—	$8,050	$21,830	1%
Commercial & industrial	—	—	—	—	—
Total commercial	13,780	—	8,050	21,830	1
Total	$13,780	$—	$8,050	$21,830	—%
(1)Combination includes an interest rate reduction, payment deferral and maturity extension.
(2)Percentage of TLMs to the total loans outstanding within the respective loan class.

The following tables present the financial effect of TLMs made during the periods indicated, segregated by class of loans:

Year ended December 31, 2024	Financial Effect
Interest Rate Reduction:
Commercial real estate	Provided interest rate reduction by a weighted average rate of 3%
Maturity Extension:
Commercial real estate	Provided maturity extension for a weighted average period of 12 months
Commercial & industrial	Provided maturity extension for a weighted average period of 120 months
Other-than-Insignificant Payment Delay:
Commercial real estate	Provided payment delay for a weighted average period of 5 months
Commercial & industrial	Provided payment delay for a weighted average period of 12 months
Residential real estate	Provided payment delay for a weighted average period of 6 months

Notes to Consolidated Financial Statements – (continued)

Year ended December 31, 2023	Financial Effect
Interest Rate Reduction:
Commercial real estate	Provided interest rate reduction by a weighted average rate of 3%
Maturity Extension:
Commercial real estate	Provided maturity extension for a weighted average period of 10 months
Other-than-Insignificant Payment Delay:
Commercial real estate	Provided payment delay for a weighted average period of 12 months

Management closely monitors the performance of TLMs to understand the effectiveness of the modifications. The following table presents an aging analysis as of the date indicated, of TLMs that have been modified in the past 12 months:

(Dollars in thousands)		Days Past Due
December 31, 2024	Current	30-59	60-89	Over 90	Total Past Due	Total Loans
Commercial:
Commercial real estate	$10,053	$—	$—	$—	$—	$10,053
Commercial & industrial	5,000	515	—	—	515	5,515
Total commercial	15,053	515	—	—	515	15,568
Residential Real Estate:
Residential real estate	260	—	—	—	—	260
Total loans	$15,313	$515	$—	$—	$515	$15,828

At December 31, 2024, a $515 thousand C&I loan and a $260 thousand residential real estate loan, which were modified as TLMs in the previous 12 months, had a subsequent payment default.

(Dollars in thousands)		Days Past Due
December 31, 2023	Current	30-59	60-89	Over 90	Total Past Due	Total Loans
Commercial:
Commercial real estate	$21,830	$—	$—	$—	$—	$21,830
Commercial & industrial	—	—	—	—	—	—
Total commercial	21,830	—	—	—	—	21,830
Total loans	$21,830	$—	$—	$—	$—	$21,830

At December 31, 2023, there were no TLMs made in the previous 12 months for which there was a subsequent payment default.

There were no significant commitments to lend additional funds to borrowers experiencing financial difficulty whose loans were TLMs at December 31, 2024.

Individually Analyzed Loans
Individually analyzed loans include nonaccrual commercial loans, TLMs and certain other loans based on the underlying risk characteristics and the discretion of management to individually analyze such loans.

As of December 31, 2024 and 2023, the carrying value of individually analyzed loans amounted to $16.6 million and $34.6 million, respectively. The carrying value of collateral dependent individually analyzed loans was $11.6 million and $34.6 million, respectively, at December 31, 2024 and 2023. For collateral dependent loans where management has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and repayment of the loan is to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement

Notes to Consolidated Financial Statements – (continued)
date. See Note 10 for additional disclosure regarding fair value of individually analyzed collateral dependent loans.

The following table presents the carrying value of collateral dependent individually analyzed loans:

(Dollars in thousands)	December 31, 2024		December 31, 2023
	Carrying Value	Related Allowance	Carrying Value	Related Allowance
Commercial:
Commercial real estate (1)	$10,053	$1,252	$32,827	$97
Commercial & industrial (2)	515	259	682	—
Total commercial	10,568	1,511	33,509	97
Residential Real Estate:
Residential real estate (3)	1,023	—	1,131	—
Total	$11,591	$1,511	$34,640	$97
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

Notes to Consolidated Financial Statements – (continued)
The following table includes information on credit quality indicators and gross charge-offs for the Corporation’s loan portfolio, segregated by class of loans as of December 31, 2024:

(Dollars in thousands)	Term Loans Amortized Cost by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term Loans	Total
Commercial:
CRE:
Pass	$172,931	$432,763	$598,805	$362,292	$125,834	$405,381	$9,879	$989	$2,108,874
Special mention	—	6,116	—	—	—	2,237	—	—	8,353
Classified	31,010	—	—	—	—	6,267	—	—	37,277
Total CRE	203,941	438,879	598,805	362,292	125,834	413,885	9,879	989	2,154,504
Gross charge-offs	—	—	—	—	—	1,961	—	—	1,961

C&I:
Pass	38,128	51,162	136,449	23,474	36,954	159,522	76,857	469	523,015
Special mention	—	—	3,593	1,172	1,398	6,428	5,381	—	17,972
Classified	811	—	—	161	—	515	—	—	1,487
Total C&I	38,939	51,162	140,042	24,807	38,352	166,465	82,238	469	542,474
Gross charge-offs	33	—	—	—	—	175	—	—	208

Residential Real Estate:
Residential real estate:
Current (1)	74,458	383,983	746,566	375,848	173,676	365,380	—	—	2,119,911
Past due	—	287	1,434	—	1,290	4,730	—	—	7,741
Total residential real estate	74,458	384,270	748,000	375,848	174,966	370,110	—	—	2,127,652
Gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer:
Home equity:
Current	12,850	18,301	12,749	6,165	2,282	4,815	225,522	11,488	294,172
Past due	—	61	—	—	142	630	871	1,243	2,947
Total home equity	12,850	18,362	12,749	6,165	2,424	5,445	226,393	12,731	297,119
Gross charge-offs	—	—	—	—	—	—	—	—	—

Other:
Current	4,176	4,497	2,331	2,175	757	2,989	251	—	17,176
Past due	24	—	370	—	—	—	—	—	394
Total other	4,200	4,497	2,701	2,175	757	2,989	251	—	17,570
Gross charge-offs	229	10	—	—	2	3	—	—	244

Total loans, amortized cost	$334,388	$897,170	$1,502,297	$771,287	$342,333	$958,894	$318,761	$14,189	$5,139,319
Total gross charge-offs	$262	$10	$—	$—	$2	$2,139	$—	$—	$2,413
(1)Excludes a $1.5 million negative basis adjustment associated with fair value hedges. See Note 9 for additional disclosure.

Notes to Consolidated Financial Statements – (continued)
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

Notes to Consolidated Financial Statements – (continued)
with extensions of maturity dates of more than three months are reported as originations in the period extended.

Loan Servicing Activities
Loans sold with servicing retained result in the capitalization of loan servicing rights. The following table presents an analysis of loan servicing rights:

(Dollars in thousands)	Loan Servicing Rights	Valuation Allowance	Total
Balance at December 31, 2021	$9,821	$—	$9,821
Loan servicing rights capitalized	957	—	957
Amortization	(1,763)	—	(1,763)
Balance at December 31, 2022	9,015	—	9,015
Loan servicing rights capitalized	1,069	—	1,069
Amortization	(1,538)	—	(1,538)
Increase in impairment reserve	—	(34)	(34)
Balance at December 31, 2023	8,546	(34)	8,512
Loan servicing rights capitalized	688	—	688
Amortization	(1,567)	—	(1,567)
Decrease in impairment reserve	—	34	34
Balance at December 31, 2024	$7,667	$—	$7,667

The following table presents estimated aggregate amortization expense related to loan servicing assets:

(Dollars in thousands)
Years ending December 31:	2025	$1,186
	2026	1,003
	2027	848
	2028	716
	2029	606
	2030 and thereafter	3,308
Total estimated amortization expense		$7,667

Loans sold to others may be serviced by the Corporation on a fee basis under various agreements.  Loans serviced for others are not included in the Consolidated Balance Sheets.  The following table presents the balance of loans serviced for others by loan portfolio:

(Dollars in thousands)
December 31,	2024	2023
Residential real estate	$1,409,920	$1,454,342
Commercial	179,626	135,954
Total	$1,589,546	$1,590,296

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

The following table presents the activity in the ACL on loans for the year ended December 31, 2024:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$24,144	$8,088	$32,232	$7,403	$1,048	$374	$1,422	$41,057
Charge-offs	(1,961)	(208)	(2,169)	—	—	(244)	(244)	(2,413)
Recoveries	—	22	22	160	197	37	234	416
Provision	4,302	(625)	3,677	(731)	(214)	168	(46)	2,900
Ending Balance	$26,485	$7,277	$33,762	$6,832	$1,031	$335	$1,366	$41,960

The following table presents the activity in the ACL on loans for the year ended December 31, 2023:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$18,435	$10,356	$28,791	$7,740	$1,115	$381	$1,496	$38,027
Charge-offs	(373)	(37)	(410)	—	—	(167)	(167)	(577)
Recoveries	—	12	12	3	10	32	42	57
Provision	6,082	(2,243)	3,839	(340)	(77)	128	51	3,550
Ending Balance	$24,144	$8,088	$32,232	$7,403	$1,048	$374	$1,422	$41,057

The following table presents the activity in the ACL on loans for the year ended December 31, 2022:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$18,933	$10,832	$29,765	$7,860	$1,069	$394	$1,463	$39,088
Charge-offs	—	(36)	(36)	—	—	(148)	(148)	(184)
Recoveries	445	29	474	21	12	45	57	552
Provision	(943)	(469)	(1,412)	(141)	34	90	124	(1,429)
Ending Balance	$18,435	$10,356	$28,791	$7,740	$1,115	$381	$1,496	$38,027

Notes to Consolidated Financial Statements – (continued)
Note 6 - Premises and Equipment
The following presents a summary of premises and equipment:

(Dollars in thousands)
December 31,	2024	2023
Land	$3,920	$6,042
Premises and improvements	36,499	48,573
Furniture, fixtures and equipment	21,482	23,980
Total premises and equipment	61,901	78,595
Less: accumulated depreciation	35,028	46,304
Total premises and equipment, net	$26,873	$32,291

The following table presents a summary of depreciation expense:

(Dollars in thousands)		Year ended December 31,
Fixed Asset Type	Income Statement Line Item	2024	2023	2022
Premises and improvements	Net occupancy	$1,907	$1,840	$1,668
Furniture, fixtures and equipment	Equipment	2,027	2,165	1,797
Total depreciation expense		$3,934	$4,005	$3,465

In the second quarter of 2024, the Bank sold an operations facility and a net gain of $988 thousand was recognized within other noninterest income. For the years ended 2023 and 2022, there were no sales of premises and equipment and therefore, no gains or losses were recognized in those periods.

In the fourth quarter of 2024, land and premises associated with five branch locations with a total net book value of $4.8 million were reclassified to held for sale, as the Bank committed to sell these assets and lease them back from the buyers. The sales-leaseback transactions for four of the five locations were completed on January 30, 2025. See Note 7 for additional information related to the leaseback of the assets.

Notes to Consolidated Financial Statements – (continued)
Note 7 - Leases
The Corporation has committed to rent premises used in business operations under non-cancelable operating leases and determines if an arrangement meets the definition of a lease upon inception. Operating lease ROU assets amounted to $26.9 million and $29.4 million, respectively, as of December 31, 2024 and 2023. Operating lease liabilities totaled $29.6 million and $32.0 million, respectively, as of December 31, 2024 and 2023.

As of both December 31, 2024 and 2023, there were no operating leases that had not yet commenced.

The following table presents information regarding the Corporation’s operating leases:

At December 31,	2024	2023
Weighted average discount rate	3.80%	3.80%
Range of lease expiration dates	4 months - 23 years	3 months - 24 years
Range of lease renewal options	1 year - 5 years	3 years - 5 years
Weighted average remaining lease term	12.6 years	13.1 years

The following table presents the undiscounted annual lease payments under the terms of the Corporation’s operating leases at December 31, 2024, including a reconciliation to the present value of operating lease liabilities recognized in the Consolidated Balance Sheets:

(Dollars in thousands)
Years ending December 31:	2025	$3,984
	2026	3,587
	2027	3,043
	2028	2,701
	2029	2,571
	2030 and thereafter	21,445
Total operating lease payments		37,331
Less: interest		7,753
Present value of operating lease liabilities (1)		$29,578
(1)Includes short-term operating lease liabilities of $2.9 million.

The following table presents the components of total lease expense and operating cash flows:

(Dollars in thousands)
Year ended December 31,	2024	2023	2022
Lease Expense:
Operating lease expense	$4,482	$4,476	$4,159
Variable lease expense	170	201	104
Total lease expense (1)	$4,652	$4,677	$4,263
Cash Paid:
Cash paid reducing operating lease liabilities	$4,510	$4,275	$4,076
(1)Included in net occupancy expenses in the Consolidated Statements of Income (Loss).

On January 30, 2025, the Bank completed sales-leaseback transactions for four branch locations and recognized additional operating lease ROU assets of $9.4 million and operating lease liabilities of $9.4 million. The leases expire in 17 years and include the option to renew for two additional 15-year terms.

Notes to Consolidated Financial Statements – (continued)
Note 8 - Goodwill and Intangible Assets
The following table presents the carrying value of goodwill at the reporting unit (or business segment) level:

(Dollars in thousands)
December 31,	2024	2023
Commercial Banking Segment	$22,591	$22,591
Wealth Management Services Segment	41,318	41,318
Total goodwill	$63,909	$63,909

The balance of goodwill in the Commercial Banking segment arose from the acquisition of First Financial Corp. in 2002. The balance of goodwill in the Wealth Management Services segment arose from the 2005 acquisition of Weston and the 2015 acquisition of Halsey.

The following table presents the components of intangible assets:

(Dollars in thousands)
December 31,	2024	2023
Gross carrying amount	$20,803	$20,803
Accumulated amortization	17,918	17,092
Net amount	$2,885	$3,711

The balance of intangible assets at December 31, 2024 includes wealth management advisory contracts resulting from the 2005 acquisition of Weston and the 2015 acquisition of Halsey.

The wealth management advisory contracts resulting from the Weston acquisition are being amortized over a 20-year life using a declining balance method, based on expected attrition for the current customer base derived from historical runoff data.  The wealth management advisory contracts resulting from the acquisition of Halsey are being amortized on a straight-line basis over a 15-year life.

Amortization expense for the years ended December 31, 2024, 2023, and 2022, amounted to $826 thousand, $843 thousand and $860 thousand, respectively.

The following table presents estimated annual amortization expense for intangible assets at December 31, 2024:

(Dollars in thousands)
Years ending December 31,	2025	$702
	2026	476
	2027	476
	2028	476
	2029	476
	2030 and thereafter	279

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

Notes to Consolidated Financial Statements – (continued)
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

Cash Flow Hedging Instruments
As of December 31, 2024 and 2023, the Corporation had interest rate swap contracts that were designated as cash flow hedges. In addition, at December 31, 2024, the Corporation had an interest rate collar that was designated as a cash flow hedge. These cash flow hedges were executed to hedge the interest rate risk associated with short-term borrowings. The changes in fair value of these derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) and subsequently reclassified to earnings when gains or losses are realized (i.e., in the same period during which the hedged transactions affect earnings.)

The Corporation also had an interest rate swap contract that was designated as a cash flow hedge to hedge the interest rate risk associated with a pool of variable rate commercial loans. On March 31, 2023, the Corporation terminated this interest rate swap contract and the derivative liability was derecognized. The loss on this interest rate swap included in the AOCL component of shareholders’ equity was updated to its termination date fair value of $26.5 million, or $20.1 million after tax. This loss is being amortized into earnings as a reduction of interest income on a straight-line basis over the remaining life of the original interest rate swap term, or through May 1, 2026. At December 31, 2024, the remaining unamortized balance of the loss included in the AOCL component of shareholders’ equity was $11.4 million, or $8.5 million after tax.

Fair Value Hedging Instruments
As of December 31, 2024, the Corporation had interest rate swap contracts that were designated as fair value hedges. The fair value hedges were executed to hedge the interest rate risk associated with a closed-pool of fixed-rate residential real estate loans (the “hedged item”). The hedged item is measured at fair value through a basis adjustment recognized on the balance sheet. The changes in fair value of derivatives designated as fair value hedges, as well as the offsetting changes in fair value of the hedged item are recognized in earnings.

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

Notes to Consolidated Financial Statements – (continued)
credit risk associated with the interest rate swap position with the commercial borrower for a fee received from the other bank.

Mortgage Loan Commitments
Interest rate lock commitments are extended to borrowers and relate to the origination of mortgage loans held for sale.  To mitigate the interest rate risk and pricing risk associated with rate locks and mortgage loans that are originated and intended for sale, the Corporation enters into forward sale commitments. Forward sale commitments are contracts for delayed delivery or net settlement of the underlying instrument, such as a residential mortgage loan, where the seller agrees to deliver on a specified future date, either a specified instrument at a specified price or yield or the net cash equivalent of an underlying instrument. Both interest rate lock commitments and forward sale commitments are derivative financial instruments, but do not meet criteria for hedge accounting and therefore, the changes in fair value of these commitments are recognized in earnings.

The following table presents the notional amounts and fair values of derivative instruments in the Consolidated Balance Sheets:

(Dollars in thousands)	December 31, 2024			December 31, 2023
		Fair Value			Fair Value
	Notional Amounts	Derivative Assets	Derivative Liabilities	Notional Amounts	Derivative Assets	Derivative Liabilities
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate swaps (1)	$120,000	$1,529	$229	$120,000	$802	$1,119
Interest rate collar	50,000	—	30	—	—	—
Derivatives Designated as Fair Value Hedging Instruments:
Interest rate risk management contracts:
Interest rate swaps	100,000	1,477	—	—	—	—
Derivatives not Designated as Hedging Instruments:
Loan related derivative contracts:
Interest rate contracts with customers	886,912	2,468	51,372	938,872	6,594	52,102
Mirror interest rate contracts with counterparties	886,912	51,176	2,529	938,872	51,859	6,757
Risk participation agreements	343,935	29	—	321,055	66	1
Mortgage loan commitments:
Interest rate lock commitments	20,238	248	—	20,980	504	1
Forward sale commitments	52,100	163	291	50,117	18	711
Gross amounts		57,090	54,451		59,843	60,691
Less: amounts offset (2)		2,788	2,788		7,877	7,877
Derivative balances, net of offset		54,302	51,663		51,966	52,814
Less: collateral pledged (3)		—	—		—	—
Net amounts		$54,302	$51,663		$51,966	$52,814
(1)The fair value of derivative assets includes accrued interest receivable of $120 thousand and $239 thousand, respectively, at December 31, 2024 and 2023. There was no accrued interest payable included in the fair value of derivative liabilities at December 31, 2024 and December 31, 2023.
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

Notes to Consolidated Financial Statements – (continued)
The following table presents the balance sheet location, carrying value, and cumulative basis adjustment of the hedged item associated with fair value hedges:

(Dollars in thousands)
	December 31, 2024		December 31, 2023
Balance Sheet Location	Carrying Value of Hedged Item (1)	Cumulative Basis Adjustment	Carrying Value of Hedged Item	Cumulative Basis Adjustment
Residential real estate loans	$98,519	($1,481)	$—	$—
(1)Represents the carrying value of the hedged item associated with fair value hedges on a closed-pool of fixed-rate residential real estate loans that are expected to be outstanding for the designated hedged periods. The amortized cost balance of the closed-pool of residential real estate loans used in the fair value hedges was $733.2 million at December 31, 2024.

The following table presents the effect of derivative instruments in the Consolidated Statements of Changes in Shareholders’ Equity:

(Dollars in thousands)	Amounts Recognized in Other Comprehensive Income (Loss), Net of Tax
Years ended December 31,	2024	2023	2022
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate swaps	$7,703	$7,026	($18,632)
Interest rate collar	(22)	—	—
Total	$7,681	$7,026	($18,632)

The following table presents the effect of derivative instruments in the Consolidated Statements of Income (Loss):

(Dollars in thousands)		Amount of Gain (Loss) Recognized in the Consolidated Statements of Income (Loss)
Years ended December 31,	Statement of Income Location	2024	2023	2022
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate swaps	Interest income: Interest and fees on loans	($8,605)	($9,228)	($2,758)
Interest rate swaps	Interest expense: FHLB advances	1,775	1,665	(70)
Derivatives Designated as Fair Value Hedging Instruments:
Interest rate risk management contracts:
Interest rate swaps	Interest income: Interest and fees on loans	1,477	—	—
Hedged item	Interest income: Interest and fees on loans	(1,481)	—	—
Derivatives not Designated as Hedging Instruments:
Loan related derivative contracts:
Interest rate contracts with customers	Loan related derivative income	(28,561)	(1,408)	(92,730)
Mirror interest rate contracts with counterparties	Loan related derivative income	28,963	3,211	94,759
Risk participation agreements	Loan related derivative income	65	(413)	727
Mortgage loan commitments:
Interest rate lock commitments	Mortgage banking revenues	(256)	363	(1,116)
Forward sale commitments	Mortgage banking revenues	514	61	4,530
Total		($6,109)	($5,749)	$3,342
For derivatives designated as cash flow hedging instruments in the table above, the amounts represent the pre-tax reclassifications from AOCL into earnings.

Notes to Consolidated Financial Statements – (continued)
Note 10 - Fair Value Measurements
The Corporation uses fair value measurements to record fair value adjustments on certain assets and liabilities and to determine fair value disclosures.  Items recorded at fair value on a recurring basis include securities available for sale, mortgage loans that are originated and intended for sale to the secondary market, and derivatives.  Additionally, from time to time, we may be required to record other assets at fair value on a nonrecurring basis, such as collateral dependent individually analyzed loans, loan servicing rights, property acquired through foreclosure or repossession, and mortgage loans reclassified to held for sale from portfolio.

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

Fair Value Option Election
GAAP allows for the irrevocable option to elect fair value accounting for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Corporation has elected the fair value option for mortgage loans that are originated and intended for sale to the secondary market to better match changes in fair value of the loans with changes in the fair value of the forward sale commitment contracts used to economically hedge them.

The following table presents a summary of mortgage loans held for sale accounted for under the fair value option:

(Dollars in thousands)
December 31,	2024	2023
Aggregate fair value	$21,708	$20,077
Aggregate principal balance	21,420	19,480
Difference between fair value and principal balance	$288	$597

Changes in fair value of mortgage loans held for sale accounted for under the fair value option election are included in mortgage banking revenues in the Consolidated Statements of Income (Loss). Changes in fair value amounted to a decrease in mortgage banking revenues of $310 thousand in 2024, compared to an increase in mortgage banking revenues of $470 thousand in 2023.

There were no mortgage loans held for sale 90 days or more past due as of December 31, 2024 and 2023.

Valuation Techniques for Items Recorded at Fair Value on a Recurring Basis
Available for Sale Debt Securities
Available for sale debt securities are recorded at fair value on a recurring basis. When available, the Corporation uses quoted market prices to determine the fair value of debt securities; such items are classified as Level 1. There were no Level 1 debt securities held at December 31, 2024 and 2023.

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

Notes to Consolidated Financial Statements – (continued)
Debt securities not actively traded whose fair value is determined through the use of cash flows utilizing inputs that are unobservable are classified as Level 3. There were no Level 3 debt securities held at December 31, 2024 and 2023.

Mortgage Loans Held for Sale, at Fair Value
The Corporation has elected the fair value option for mortgage loans that are originated and intended for sale to the secondary market. The fair value is estimated based on current market prices for similar loans in the secondary market and therefore are classified as Level 2 assets.

Derivatives
Interest rate derivative contracts are traded in over-the-counter markets where quoted market prices are not readily available.  Fair value measurements are determined using independent valuation software, which utilizes the present value of future cash flows discounted using market observable inputs such as forward rate assumptions. The Corporation evaluates the credit risk of its counterparties, as well as that of the Corporation.  Accordingly, factors such as the likelihood of default by the Corporation and its counterparties, its net exposures, and remaining contractual life are considered in determining if any fair value adjustments related to credit risk are required.  Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of collateral securing the position, if any. The Corporation has determined that the majority of the inputs used to value its derivative positions fall within Level 2 of the fair value hierarchy. However, the credit valuation adjustments utilize Level 3 inputs. As of December 31, 2024 and 2023, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Corporation has classified its derivative valuations in their entirety as Level 2.

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

Items Recorded at Fair Value on a Recurring Basis
The following tables present the balances of assets and liabilities reported at fair value on a recurring basis:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2024
Assets:
Available for sale debt securities:
Obligations of U.S. government agencies and U.S government-sponsored enterprises	$38,612	$—	$38,612	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	855,147	—	855,147	—
Obligations of states and political subdivisions	655	—	655	—
Individual name issuer trust preferred debt securities	9,221	—	9,221	—
Corporate bonds	12,670	—	12,670	—
Mortgage loans held for sale	21,708	—	21,708	—
Derivative assets	54,302	—	54,302	—
Total assets at fair value on a recurring basis	$992,315	$—	$992,315	$—
Liabilities:
Derivative liabilities	$51,663	$—	$51,663	$—
Total liabilities at fair value on a recurring basis	$51,663	$—	$51,663	$—

Notes to Consolidated Financial Statements – (continued)

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2023
Assets:
Available for sale debt securities:
Obligations of U.S. government-sponsored enterprises	$225,742	$—	$225,742	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	753,956	—	753,956	—
Individual name issuer trust preferred debt securities	8,793	—	8,793	—
Corporate bonds	11,889	—	11,889	—
Mortgage loans held for sale	20,077	—	20,077	—
Derivative assets	51,966	—	51,966	—
Total assets at fair value on a recurring basis	$1,072,423	$—	$1,072,423	$—
Liabilities:
Derivative liabilities	$52,814	$—	$52,814	$—
Total liabilities at fair value on a recurring basis	$52,814	$—	$52,814	$—

Valuation Techniques for Items Recorded at Fair Value on a Nonrecurring Basis
Collateral Dependent Individually Analyzed Loans
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

Loan Servicing Rights
Loans sold with the retention of servicing result in the recognition of loan servicing rights. Loan servicing rights are originally recorded at fair value and then amortized as an offset to mortgage banking revenues over the estimated period of servicing. Loan servicing rights are evaluated quarterly for impairment based on their fair value. Impairment exists if the carrying value exceeds the estimated fair value. Impairment is measured on an aggregated basis by stratifying the loan servicing rights based on homogeneous characteristics such as note rate and loan type. The fair value is estimated using an independent valuation model that estimates the present value of expected cash flows, incorporating assumptions for discount rates and prepayment rates. Loan servicing rights are categorized as Level 3.

Mortgage Loans Held for Sale, at Lower of Cost or Market
Following the public offering of common stock by the Corporation disclosed in Note 14 and pursuant to the terms of a sales agreement effective December 30, 2024, the Bank committed to sell residential mortgage loans with an amortized cost balance of $344.6 million that were held in portfolio. These loans were reclassified to held for sale and written down to a fair value of $281.7 million, resulting in a net pre-tax loss of $62.9 million that was recognized in December 2024. The fair value of these loans was based on the terms of the sales agreement with an unrelated third party and therefore are categorized as Level 2. The sale of these loans was completed on January 24, 2025.

Notes to Consolidated Financial Statements – (continued)
Items Recorded at Fair Value on a Nonrecurring Basis
The following table presents the carrying value of assets held at December 31, 2024, which were written down to fair value during the twelve months ended December 31, 2024:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral dependent individually analyzed loans	$9,057	$—	$—	$9,057
Mortgage loans held for sale, at lower of cost or market	281,706	—	281,706	—
Total assets at fair value on a nonrecurring basis	$290,763	$—	$281,706	$9,057

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

The following tables present valuation techniques and unobservable inputs for assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Inputs Utilized
December 31, 2024
Collateral dependent individually analyzed loans	$9,057	Appraisals of collateral	Discount for costs to sell	14% - 49% (16%)
			Appraisal adjustments	0% - 10% (7%)

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Inputs Utilized (Weighted Average)
December 31, 2023
Collateral dependent individually analyzed loans	$8,050	Appraisals of collateral	Discount for costs to sell	0%
			Appraisal adjustments	0%

Loan servicing rights	8,512	Discounted Cash Flow	Discount Rate	10% - 14% (10%)
			Prepayment rates	6% - 53% (9%)

Notes to Consolidated Financial Statements – (continued)
Items for which Fair Value is Only Disclosed
The estimated fair values and related carrying amounts for financial instruments for which fair value is only disclosed are presented in the tables below:

(Dollars in thousands)	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2024
Financial Assets:
Cash and cash equivalents	$113,889	$113,889	$113,889	$—	$—
Loans, net of allowance for credit losses on loans (1)	5,095,878	4,952,110	—	—	4,952,110
FHLB stock	49,817	49,817	—	49,817	—
Investment in BOLI	106,777	106,777	—	106,777	—

Financial Liabilities:
Non-maturity deposits	$3,626,152	$3,626,152	$—	$3,626,152	$—
Time deposits	1,489,648	1,479,267	—	1,479,267	—
FHLB advances	1,125,000	1,125,819	—	1,125,819	—
Junior subordinated debentures	22,681	19,602	—	19,602	—
(1)The estimated fair value excludes a $1.5 million negative basis adjustment associated with fair value hedges. See Note 9 for additional disclosure.

(Dollars in thousands)	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2023
Financial Assets:
Cash and cash equivalents	$90,184	$90,184	$90,184	$—	$—
Loans, net of allowance for credit losses on loans	5,606,649	5,365,396	—	—	5,365,396
FHLB stock	51,893	51,893	—	51,893	—
Investment in BOLI	103,736	103,736	—	103,736	—

Financial Liabilities:
Non-maturity deposits	$3,559,923	$3,559,923	$—	$3,559,923	$—
Time deposits	1,788,237	1,773,643	—	1,773,643	—
FHLB advances	1,190,000	1,192,262	—	1,192,262	—
Junior subordinated debentures	22,681	19,228	—	19,228	—

Notes to Consolidated Financial Statements – (continued)
Note 11 - Income Taxes
The following table presents the components of income tax expense (benefit):

(Dollars in thousands)
Years ended December 31,	2024	2023	2022
Current Tax Expense:
Federal	$5,166	$10,494	$16,127
State	812	1,501	2,202
Total current tax expense	5,978	11,995	18,329
Deferred Tax (Benefit) Expense:
Federal	(14,618)	412	1,012
State	(2,119)	(4,102)	148
Total deferred tax (benefit) expense (1)	(16,737)	(3,690)	1,160
Total income tax (benefit) expense	($10,759)	$8,305	$19,489
(1)    The deferred income tax benefit recognized in 2024 was largely associated with loans that were reclassified to held for sale and written down to fair value in December 2024.

Total income tax expense varies from the amount determined by applying the Federal income tax rate to income before income taxes.  The following table presents the reasons for the differences:

Years ended December 31,	2024		2023		2022
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Tax (benefit) expense at Federal statutory rate	($8,152)	21.0%	$11,861	21.0%	$19,146	21.0%
(Decrease) increase in taxes resulting from:
State income tax (benefit) expense, net of federal tax benefit	(1,460)	3.8	1,107	2.0	1,856	2.1
BOLI	(639)	1.6	(732)	(1.3)	(544)	(0.6)
Tax-exempt income, net	(460)	1.2	(543)	(1.0)	(721)	(0.8)
Investments in low-income housing tax credits and other benefits, net	(420)	1.1	(357)	(0.6)	(261)	(0.3)
Share-based compensation	151	(0.4)	29	0.1	(68)	(0.1)
Revaluation of net deferred tax assets for changes in state tax rates	323	(0.8)	(4,093)	(7.2)	—	—
State valuation allowance adjustment, net	1,628	(4.2)	2,153	3.8	—	—
State net operating loss carryforward, net of federal tax	(1,528)	3.9	(1,312)	(2.3)	—	—
Other	(202)	0.5	192	0.2	81	0.1
Total income tax (benefit) expense	($10,759)	27.7%	$8,305	14.7%	$19,489	21.4%

On October 6, 2023 the Commonwealth of Massachusetts enacted into law a tax bill, which made changes to how corporations calculate their Massachusetts taxable income. The law enacted a single sales factor apportionment formula and prescribed a method for sourcing of income from investment and trading activities, effective on January 1, 2025. Upon the enactment in 2023, the Corporation was required to revalue its deferred tax assets and liabilities reflecting the updated apportionment formula and income sourcing method.

Notes to Consolidated Financial Statements – (continued)
The following table presents the approximate tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities:

(Dollars in thousands)
December 31,	2024	2023
Deferred Tax Assets:
Net unrealized losses on available for sale debt securities	$33,646	$38,823
Loss on portfolio loans reclassified to held for sale	15,093	—
Allowance for credit losses on loans	10,595	10,470
Operating lease liabilities	7,469	8,167
Deferred compensation liabilities	5,439	5,258
State net operating loss carryforwards	2,840	1,312
Cash flow hedges	2,595	5,250
Deferred loan origination fees	1,857	2,356
Share-based compensation	1,779	1,806
Capital loss carryforward	1,550	—
Defined benefit pension obligations	1,246	1,425
Nonaccrual interest	606	511
Other	1,462	1,583
Deferred tax assets	86,177	76,961
Less: valuation allowance	(3,780)	(2,153)
Deferred tax assets, net of valuation allowance	82,397	74,808
Deferred Tax Liabilities:
Operating lease ROU assets	(6,803)	(7,488)
Deferred loan origination costs	(6,784)	(7,365)
Depreciation of premises and equipment	(1,956)	(1,897)
Loan servicing rights	(1,936)	(2,171)
Amortization of intangibles	(729)	(946)
Deferred compensation assets	(577)	(467)
Contract cost incentives	(529)	(440)
Other	(61)	(226)
Deferred tax liabilities	(19,375)	(21,000)
Net deferred tax asset	$63,022	$53,808

The Corporation’s net deferred tax asset is included in other assets in the Consolidated Balance Sheets. Net deferred tax assets increased by $9.2 million during 2024 and included establishment of a deferred tax asset associated with loans that were reclassified to held for sale and written down to fair value in December 2024. This deferred tax asset was realized in January 2025 when the loan sale was completed. See Note 10 for additional disclosure on loans reclassified to held for sale.

Deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available evidence, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets are realized primarily through future reversals of existing taxable temporary differences or by offsetting projected future taxable income.

The valuation allowance amounted to $3.8 million and $2.2 million, respectively, at December 31, 2024 and 2023 and reflected management’s estimate regarding the realizability of a portion of the Corporation’s state deferred tax assets, largely associated with state net operating loss carryforwards. These operating loss carryforwards have various expirations beginning in 2042, the majority of which are subject to annual usage limitations. Management’s assessment considered the Corporation’s forecasted future taxable income, existing taxable temporary differences along with tax planning strategies. Management believes deferred tax assets, net of the valuation allowance, are more-likely-than-not to be realized.

Notes to Consolidated Financial Statements – (continued)
The Corporation had no unrecognized tax benefits as of December 31, 2024 and 2023. The Corporation files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  Generally, the Corporation is no longer subject to U.S. federal income and state tax examinations by tax authorities for years before 2021.

Note 12 - Deposits
The following table presents a summary of deposits:

(Dollars in thousands)
December 31,	2024	2023
Noninterest-bearing:
Noninterest-bearing demand deposits	$661,776	$693,746
Interest-bearing:
Interest-bearing demand deposits	592,904	504,959
NOW accounts	692,812	767,036
Money market accounts	1,154,745	1,096,959
Savings accounts	523,915	497,223
Time deposits (1)	1,489,648	1,788,237
Total interest-bearing deposits	4,454,024	4,654,414
Total deposits	$5,115,800	$5,348,160
(1)Includes wholesale brokered time deposit balances of $297.5 million and $654.1 million, respectively, as of December 31, 2024 and 2023.

The following table presents scheduled maturities of time certificates of deposit:

(Dollars in thousands)		Scheduled Maturity	Weighted Average Rate
Years ending December 31:	2025	$1,280,528	4.25%
	2026	140,662	3.21
	2027	38,168	3.35
	2028	24,199	3.71
	2029	6,091	2.70
	2030 and thereafter	—	—
Balance at December 31, 2024		$1,489,648	4.11%

Time certificates of deposit in denominations of $250 thousand or more totaled $353.9 million and $271.2 million, respectively, at December 31, 2024 and 2023.

Notes to Consolidated Financial Statements – (continued)
Note 13 - Borrowings
Federal Home Loan Bank Advances
Advances payable to the FHLB amounted to $1.1 billion and $1.2 billion, respectively, at December 31, 2024 and 2023. See Note 9 for additional disclosure on derivatives designated as cash flow hedges that were executed to hedge the interest rate risk associated with short-term FHLB advances.

The Bank pledges certain qualified investment securities and loans as collateral to the FHLB. As of December 31, 2024 and 2023, the Bank had available borrowing capacity of $753.0 million and $1.1 billion, respectively, with the FHLB.

In addition, the Bank had access to a $40.0 million unused line of credit with the FHLB at both December 31, 2024 and 2023. Furthermore, the Bank had standby letters of credit with the FHLB of $66.0 million and $65.0 million, respectively, at December 31, 2024 and December 31, 2023, to collateralize institutional deposits.

The following table presents maturities and weighted average interest rates on FHLB advances outstanding as of December 31, 2024:

(Dollars in thousands)	Scheduled Maturity	Weighted Average Rate
2025	$750,000	4.91%
2026	165,000	4.54
2027	45,000	4.24
2028	85,000	4.35
2029	80,000	3.82
2030 and thereafter	—	—
Total	$1,125,000	4.71%

Junior Subordinated Debentures
Junior subordinated debentures amounted to $22.7 million at December 31, 2024 and 2023.

The Bancorp sponsored the creation of Trust I and Trust II, Delaware statutory trusts created for the sole purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures of the Bancorp.  The Bancorp is the owner of all of the common securities of the trusts.  In accordance with GAAP, the trusts are treated as unconsolidated subsidiaries.

The $8.3 million of junior subordinated debentures associated with Trust I mature on September 15, 2035 and bear interest at a rate equal to the three-month SOFR rate plus 1.71%, or 6.07% and 7.10%, respectively, as of December 31, 2024 and 2023. The $14.4 million of junior subordinated debentures associated with Trust II mature on November 23, 2035 and bear interest at a rate equal to the three-month SOFR rate plus 1.71%, or 6.23% and 7.09%, respectively, as of December 31, 2024 and 2023. The debentures may be redeemed at par at the Bancorp’s option, subject to the approval of the applicable banking regulator to the extent required under applicable guidelines or policies.

See Note 14 for additional discussion of the regulatory capital treatment of trust preferred securities.

Notes to Consolidated Financial Statements – (continued)
Note 14 - Shareholders' Equity
Common Stock Issued in Public Offering
On December 16, 2024, the Corporation completed an underwritten public offering of 2,198,528 shares of its common stock at a public offering price of $34.00 per share, and disclosed that the use of proceeds would include investments in the Bank and Bank balance sheet optimization strategies involving the sale of lower-yielding loans and securities, the purchase of debt securities with current market yields, and the repayment of wholesale funding balances. The net proceeds received from the offering, after deducting underwriting discounts and commissions and operating expenses payable by the Corporation, were $70.5 million.

Stock Repurchase Program
For the year ended December 31, 2024, there were no shares repurchased under the 2024 Repurchase Program. The 2024 Repurchase Program expired on December 31, 2024.

For the year ended December 31, 2023, the Corporation repurchased 200,000 shares at an average price of $43.70 and a total cost of $8.8 million, under its 2023 Repurchase Program. The total cost included $73 thousand of excise tax attributable to shares that were repurchased in 2023. The 2023 Repurchase Program expired on December 31, 2023.

For the year ended December 31, 2022, the Corporation repurchased 194,162 shares at an average price of $48.82 and a total cost of $9.5 million, under its 2021 Repurchase Program. The 2021 Repurchase Program expired on December 31, 2022.

Dividends
The primary source of liquidity for the Bancorp is dividends received from the Bank.  The Bancorp and the Bank are regulated entities and their abilities to pay dividends are subject to regulatory review and restriction.  Certain regulatory and statutory restrictions exist regarding dividends, loans, and advances from the Bank to the Bancorp.  Generally, the Bank has the ability to pay dividends to the Bancorp subject to minimum regulatory capital requirements.  The FDIC and the FRBB have the authority to use their enforcement powers to prohibit a bank or bank holding company, respectively, from paying dividends if, in their opinion, the payment of dividends would constitute an unsafe or unsound practice. Payment of dividends by a bank is also restricted pursuant to various state regulatory limitations. Dividends paid by the Bank to the Bancorp amounted to $40.8 million and $38.8 million, respectively, for the years ended December 31, 2024 and 2023.

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

Capital levels at December 31, 2024 exceeded the regulatory minimum levels to be considered “well capitalized.”

Notes to Consolidated Financial Statements – (continued)
The following table presents the Corporation’s and the Bank’s actual capital amounts and ratios, as well as the corresponding minimum and well capitalized regulatory amounts and ratios that were in effect during the respective periods:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be “Well Capitalized” Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2024
Total Capital (to Risk-Weighted Assets):
Corporation	$617,762	12.47%	$396,309	8.00%	N/A	N/A
Bank	612,603	12.37	396,150	8.00	$495,187	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	576,731	11.64	297,232	6.00	N/A	N/A
Bank	571,572	11.54	297,112	6.00	396,150	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
Corporation	554,734	11.20	222,924	4.50	N/A	N/A
Bank	571,572	11.54	222,834	4.50	321,872	6.50
Tier 1 Capital (to Average Assets): (1)
Corporation	576,731	8.13	283,730	4.00	N/A	N/A
Bank	571,572	8.06	283,628	4.00	354,536	5.00

December 31, 2023
Total Capital (to Risk-Weighted Assets):
Corporation	611,220	11.58	422,259	8.00	N/A	N/A
Bank	605,289	11.47	422,131	8.00	527,663	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	572,960	10.86	316,694	6.00	N/A	N/A
Bank	567,029	10.75	316,598	6.00	422,131	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
Corporation	550,964	10.44	237,521	4.50	N/A	N/A
Bank	567,029	10.75	237,449	4.50	342,981	6.50
Tier 1 Capital (to Average Assets): (1)
Corporation	572,960	7.80	293,837	4.00	N/A	N/A
Bank	567,029	7.72	293,742	4.00	367,177	5.00
(1)Leverage ratio.

In addition to the minimum regulatory capital required for capital adequacy outlined in the table above, the Corporation and the Bank are required to maintain a minimum capital conservation buffer, in the form of common equity, of 2.50%, resulting in a requirement for the Corporation and the Bank to effectively maintain total capital, Tier 1 capital, and common equity Tier 1 capital ratios of 10.50%, 8.50%, and 7.00%, respectively. The Corporation and the Bank must maintain the capital conservation buffer to avoid restrictions on the ability to pay dividends and discretionary bonuses. The Corporation’s and the Bank’s capital levels exceeded the minimum regulatory capital requirements plus the capital conservation buffer at December 31, 2024 and December 31, 2023.

The Bancorp owns the common stock of two capital trusts, which have issued trust preferred securities. In accordance with GAAP, the capital trusts are treated as unconsolidated subsidiaries. At both December 31, 2024 and 2023, $22.0 million in trust preferred securities were included in the Tier 1 capital of the Corporation for regulatory capital reporting purposes pursuant to the capital adequacy guidelines of the Federal Reserve.

Notes to Consolidated Financial Statements – (continued)
In accordance with regulatory capital rules, the Corporation elected the option to delay the estimated impact of ASC 326 on its regulatory capital over a two-year deferral and subsequent three-year transition period ending December 31, 2024. As a result, capital ratios exclude the full impact of the increased ACL on loans and unfunded loan commitments attributed to the adoption of ASC 326, adjusted for an approximation of the after-tax provision for credit losses attributable to ASC 326 relative to the incurred loss methodology during the two-year deferral period. The cumulative difference quantified at the end of the deferral period was fully phased-in to regulatory capital on January 1, 2025.

Note 15 - Revenue from Contracts with Customers
The following table summarizes total revenues as presented in the Consolidated Statements of Income (Loss) and the related amounts that are from contracts with customers within the scope of ASC 606. As shown below, a substantial portion of our revenues are specifically excluded from the scope of ASC 606.

Years ended December 31,	2024		2023		2022
(Dollars in thousands)	Revenue (1)	ASC 606 Revenue (2)	Revenue (1)	ASC 606 Revenue (2)	Revenue (1)	ASC 606 Revenue (2)
Net interest income	$128,448	$—	$137,098	$—	$155,990	$—
Noninterest income:
Wealth management revenues	39,054	39,054	35,540	35,540	38,746	38,746
Mortgage banking revenues	10,981	—	6,660	—	8,733	—
Card interchange fees	4,996	4,996	4,921	4,921	4,996	4,996
Service charges on deposit accounts	3,032	3,032	2,806	2,806	3,192	3,192
Loan related derivative income	467	—	1,390	—	2,756	—
Income from bank-owned life insurance	3,041	—	3,488	—	2,591	—
Realized losses on securities, net	(31,047)	—	—	—	—	—
Losses on sale of portfolio loans, net	(62,888)	—	—	—	—	—
Other income	4,567	1,142	1,335	1,226	1,588	1,219
Total noninterest income	(27,797)	48,224	56,140	44,493	62,602	48,153
Total revenues	$100,651	$48,224	$193,238	$44,493	$218,592	$48,153
(1)As reported in the Consolidated Statements of Income (Loss).
(2)Revenue from contracts with customers in scope of ASC 606.

The following table presents revenue from contracts with customers segregated by revenue recognition timing:

(Dollars in thousands)
Years ended December 31,	2024	2023	2022
Revenue recognized at a point in time:
Card interchange fees	$4,996	$4,921	$4,996
Service charges on deposit accounts	1,922	1,842	2,512
Other income	903	983	967
Revenue recognized over time:
Wealth management revenues	39,054	35,540	38,746
Service charges on deposit accounts	1,110	964	680
Other income	239	243	252
Total revenues from contracts with customers in scope of ASC 606	$48,224	$44,493	$48,153

Receivables for revenue from contracts with customers consist primarily of amounts due for wealth management services performed for which the Corporation’s performance obligations have been fully satisfied. Receivables amounted to $6.0 million and $5.5 million, respectively, at December 31, 2024 and 2023 and were included in other assets in the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements – (continued)
Deferred revenues, which are considered contract liabilities under ASC 606, represent advance consideration received from customers for which the Corporation has a remaining performance obligation to fulfill. Contract liabilities are recognized as revenue over the life of the contract as the performance obligations are satisfied. The balances of contract liabilities were insignificant at both December 31, 2024 and 2023 and were included in other liabilities in the Consolidated Balance Sheets.

For commissions and incentives that are in scope of ASC 606, such as those paid to employees in our wealth management services and commercial banking segments in order to obtain customer contracts, contract cost assets are established. The contract cost assets are capitalized and amortized over the estimated useful life that the asset is expected to generate benefits. The carrying value of contract cost assets amounted to $2.1 million and $2.0 million, respectively, at December 31, 2024 and 2023 and were included in other assets in the Consolidated Balance Sheets. The amortization of contract cost assets is recorded within salaries and employee benefits expense Consolidated Statements of Income (Loss).

Note 16 - Employee Benefits
Defined Benefit Pension Plans
Washington Trust has a qualified pension plan for the benefit of certain eligible employees who were hired prior to October 1, 2007. Washington Trust also has non-qualified retirement plans to provide supplemental retirement benefits to certain employees, as defined in the plans. These defined benefit pension plans were previously amended to freeze benefit accruals after a 10-year transition period, which ended in December 2023.

In the fourth quarter of 2023, the Corporation’s Board of Directors approved a resolution to terminate the qualified pension plan effective December 31, 2023 and participants were notified of the termination. In the first quarter of 2025, the qualified pension plan liability will be settled after plan assets are distributed through a combination of lump sum payments to participants and the purchase of a group annuity contract from a highly-rated insurance company. This results in a pre-tax non-cash pension settlement charge of approximately $6.4 million being recognized in the Consolidated Statements of Income (Loss) the first quarter of 2025. The settlement charge includes the recognition of pre-tax actuarial losses accumulated in AOCL and the effects of the remeasurement of plan assets and and liability upon settlement. As a result of the plan’s over-funded status, remaining surplus plan assets of approximately $10.3 million are expected to be transferred directly to the Corporation’s 401(k) Plan (a qualified replacement plan) to fund future non-elective employer contributions.

The qualified pension plan is funded on a current basis, in compliance with the requirements of ERISA.

Pension benefit costs and benefit obligations incorporate various actuarial and other assumptions, including discount rates, mortality, rates of return on plan assets and compensation increases. Washington Trust evaluates these assumptions annually. The actuarial assumptions also included considerations for the termination of the qualified pension plan.

Notes to Consolidated Financial Statements – (continued)
The following table presents the plans’ projected benefit obligations, fair value of plan assets and funded (unfunded) status:

(Dollars in thousands)	Qualified Pension Plan		Non-Qualified Retirement Plans
At December 31,	2024	2023	2024	2023
Change in Benefit Obligation:
Benefit obligation at beginning of period	$75,284	$66,656	$13,195	$13,562
Service cost (1)	500	1,403	—	156
Interest cost	3,331	3,540	649	706
Actuarial (gain) loss	(3,021)	8,522	(176)	(279)
Benefits paid	(5,586)	(4,570)	(948)	(950)
Administrative expenses	(841)	(267)	—	—
Benefit obligation at end of period	69,667	75,284	12,720	13,195
Change in Plan Assets:
Fair value of plan assets at beginning of period	82,837	81,553	—	—
Actual return on plan assets	991	6,121	—	—
Employer contributions	—	—	948	950
Benefits paid	(5,586)	(4,570)	(948)	(950)
Administrative expenses	(841)	(267)	—	—
Fair value of plan assets at end of period	77,401	82,837	—	—
Funded (unfunded) status at end of period (2)	$7,734	$7,553	($12,720)	($13,195)
(1)Service cost for 2024 represents administrative expenses related to the termination of the qualified pension plan.
(2)Funded status of the qualified pension plan is included in other assets in the Consolidated Balance Sheets. Unfunded status of the non-qualified retirement plans is included in other liabilities in the Consolidated Balance Sheets.

The non-qualified retirement plans provide for the designation of assets in rabbi trusts.  Securities available for sale and other short-term investments designated for this purpose, with the carrying value of $13.0 million and $13.6 million are included in the Consolidated Balance Sheets at December 31, 2024 and 2023, respectively.

The following table presents the amounts included in AOCL related to the qualified pension plan and non-qualified retirement plans:

(Dollars in thousands)	Qualified Pension Plan		Non-Qualified Retirement Plans

At December 31,	2024	2023	2024	2023
Net actuarial loss included in AOCL, pre-tax	$8,936	$8,837	$2,640	$2,939

The accumulated benefit obligation for the qualified pension plan was $69.7 million and $75.3 million, respectively, at December 31, 2024 and 2023.  The accumulated benefit obligation for the non-qualified retirement plans amounted to $12.7 million and $13.2 million, respectively, at December 31, 2024 and 2023.

Notes to Consolidated Financial Statements – (continued)
The following table presents components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss), on a pre-tax basis:

(Dollars in thousands)	Qualified Pension Plan			Non-Qualified Retirement Plans
Years ended December 31,	2024	2023	2022	2024	2023	2022
Net Periodic Benefit Cost:
Service cost (1)	$500	$1,403	$2,062	$—	$156	$218
Interest cost (2)	3,331	3,540	2,368	649	706	423
Expected return on plan assets (2)	(4,111)	(4,590)	(4,634)	—	—	—
Recognized net actuarial loss (2)	—	—	1,020	123	237	692
Net periodic benefit cost	(280)	353	816	772	1,099	1,333
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss) (on a pre-tax basis):
Net loss (gain)	99	6,991	(2,074)	(299)	(516)	(4,572)
Recognized in other comprehensive income (loss)	99	6,991	(2,074)	(299)	(516)	(4,572)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	($181)	$7,344	($1,258)	$473	$583	($3,239)
(1)Included in salaries and employee benefits expense in the Consolidated Statements of Income (Loss). Service cost for 2024 represents administrative expenses related to the termination of the qualified pension plan.
(2)Included in other expenses in the Consolidated Statements of Income (Loss).

Assumptions
The following table presents the measurement date and weighted-average assumptions used to determine benefit obligations at December 31, 2024 and 2023:

	Qualified Pension Plan		Non-Qualified Retirement Plans
	2024	2023	2024	2023
Measurement date	Dec 31, 2024	Dec 31, 2023	Dec 31, 2024	Dec 31, 2023
Discount rate	4.53%	4.51%	5.60%	5.10%
Rate of compensation increase	N/A	0.50	N/A	N/A

The following table presents the measurement date and weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2024, 2023 and 2022:

	Qualified Pension Plan			Non-Qualified Retirement Plans
	2024	2023	2022	2024	2023	2022
Measurement date	Dec 31, 2023	Dec 31, 2022	Dec 31, 2021	Dec 31, 2023	Dec 31, 2022	Dec 31, 2021
Equivalent single discount rate for benefit obligations	4.51%	5.54%	3.00%	5.15%	5.50%	2.89%
Equivalent single discount rate for service cost	N/A	5.60	3.11	5.27	5.61	3.16
Equivalent single discount rate for interest cost	4.51	5.43	2.67	5.11	5.40	2.48
Expected long-term return on plan assets	4.75	5.25	5.25	N/A	N/A	N/A
Rate of compensation increase	0.50	5.00	3.75	N/A	5.00	3.75

The expected long-term rate of return on plan assets is based on what the Corporation believes is realistically achievable based on the types of assets held by the plan and the plan’s investment practices.  The assumption is updated annually, taking into account the asset allocation, historical asset return trends on the types of assets held and the current and expected economic conditions. Decreases in the long-term rate of return assumption on plan assets increase pension costs. Increases in the long-term rate of return on plan assets have the opposite effect.

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

Plan Assets
The following tables present the fair values of the qualified pension plan’s assets:

(Dollars in thousands)	Fair Value Measurements Using			Fair Value
December 31, 2024	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$29,950	$—	$—	$29,950
Obligations of U.S. government-sponsored enterprises	—	42,052	—	42,052
Obligations of states and political subdivisions	—	816	—	816
Corporate bonds	—	496	—	496
Mutual funds	4,087	—	—	4,087
Total plan assets	$34,037	$43,364	$—	$77,401

(Dollars in thousands)	Fair Value Measurements Using			Fair Value
December 31, 2023	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$16,820	$—	$—	$16,820
Obligations of U.S. government-sponsored enterprises	—	58,147	—	58,147
Obligations of states and political subdivisions	—	1,459	—	1,459
Corporate bonds	—	1,974	—	1,974
Mutual funds	4,437	—	—	4,437
Total plan assets	$21,257	$61,580	$—	$82,837

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

In certain cases where there is limited activity or less transparency around inputs to the valuation, securities may be classified as Level 3.  As of December 31, 2024 and 2023, the qualified pension plan did not have any securities in the Level 3 category.

Notes to Consolidated Financial Statements – (continued)
The following table presents the asset allocations of the qualified pension plan, by asset category:

December 31,	2024	2023
Asset Category:
Cash and cash equivalents	38.7%	20.3%
Fixed income securities (1)	56.0	74.3
Mutual funds	5.3	5.4
Total	100.0%	100.0%
(1)Includes obligations of U.S. government agencies and U.S. government-sponsored enterprises, obligations of states and political subdivisions and corporate bonds.

The assets of the qualified defined benefit pension plan trust are managed to ensure that all present and future benefit obligations are met as they come due.  It seeks to achieve this goal while trying to mitigate volatility in plan funded status and expense by aligning the characteristics of the plan assets to that of the plan liabilities. At December 31, 2024, the qualified pension plan was well-funded. In addition, the plan termination process is expected to be completed in 2025 after the plan assets are distributed through lump sum payments to participants and the purchase of a group annuity contract from a highly-rated insurance company. Our investment approach took into consideration the expected distribution of plan assets in the first quarter of 2025, and as a result we increased our allocation in cash and cash equivalents and reduced fixed income securities balances to more closely align with lump sum payments expected to be paid to plan participants.

Cash inflow includes investment income from portfolio holdings, while cash outflow is for the purpose of paying plan benefits and certain plan expenses.  As early as possible each year, the trustee is advised of the estimations of benefit payments.

Cash Flows
Contributions
The Code permits flexibility in plan contributions so that normally a range of contributions is possible.  The Corporation does not expect to make contributions to the qualified pension plan in the future due to the plan’s termination that is expected to be completed in 2025 and the plan’s funded status.  In addition, the Corporation expects to contribute $859 thousand in benefit payments to the non-qualified retirement plans in 2025.

Estimated Future Benefit Payments
The following table presents the benefit payments, which reflect expected future service, as appropriate, expected to be paid:

(Dollars in thousands)			Qualified Pension Plan	Non-Qualified Retirement Plans
Years ending December 31,	2025	(1)	$69,667	$978
	2026		—	1,015
	2027		—	1,029
	2028		—	1,014
	2029		—	1,017
	2030 and thereafter		—	4,806
(1)As noted above, the termination of the qualified pension plan is expected to be completed in 2025.

401(k) Plan
The Corporation’s 401(k) Plan, which covers substantially all employees, provides a matching contribution of up to a maximum of 3% of an employee’s eligible compensation. In addition, effective January 1, 2024, participating employees receive a non-elective employer contribution of 4% of eligible compensation.  Prior to January 1, 2024, only employees who were ineligible for participation in the qualified defined benefit pension plan received the non-elective employer contribution of 4%. Total employer contributions under this plan amounted to $4.2 million, $3.5 million and $3.2 million in 2024, 2023 and 2022, respectively.

Notes to Consolidated Financial Statements – (continued)
Deferred Compensation Plan
The Amended and Restated Nonqualified Deferred Compensation Plan provides supplemental retirement and tax benefits to directors and certain officers.  The plan is funded primarily through pre-tax contributions made by the participants.  The assets and liabilities of the Deferred Compensation Plan are recorded at fair value in the Consolidated Balance Sheets.  The participants in the plan bear the risk of market fluctuations of the underlying assets.  The accrued liability related to this plan amounted to $21.5 million and $20.6 million, respectively, at December 31, 2024 and 2023, and is included in other liabilities on the accompanying Consolidated Balance Sheets.  The corresponding invested assets are reported in other assets in the Consolidated Balance Sheets.

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

The maximum number of shares of common stock that may be issued under the 2022 Long Term Incentive Plan is 731,474 at December 31, 2024 and is subject to adjustment in accordance with the terms of this plan. The types of permitted equity awards under the 2022 Long Term Incentive Plan include stock options (both incentive and non-qualified options), stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, cash-based awards, and dividend equivalent rights.

See Item 12 for additional information regarding the equity compensation plans.

Reserved Shares
As of December 31, 2024, a total of 1,091,406 common stock shares were reserved for issuance under the 2003 Stock Incentive Plan, 2013 Stock Option and Incentive Plan and 2022 Long Term Incentive Plan.

Share-based Compensation Expense
The following table presents share-based compensation expense and the related income tax benefits recognized in the Consolidated Statements of Income (Loss) for stock options, restricted stock units and performance share units:

(Dollars in thousands)
Years ended December 31,	2024	2023	2022
Share-based compensation expense	$2,473	$2,064	$3,247
Related income tax benefits (1)	$441	$492	$857
(1)Includes $183 thousand and $34 thousand, respectively, of excess tax expense recognized upon the settlement of share-based compensation awards in 2024 and 2023, compared to $78 thousand of excess tax benefits in 2022.

As of December 31, 2024, there was $4.1 million of total unrecognized compensation cost related to share-based compensation arrangements, including stock options, restricted stock units and performance share units granted under the Plans.  That cost is expected to be recognized over a weighted average period of 2.1 years.

Stock Options
The exercise price of each stock option may not be less than the fair market value of the Bancorp’s common stock on the date of grant, and options shall have a term of no more than ten years. Stock options are designated as either non-qualified or incentive stock options. For the years ended 2024, 2023 and 2022, all stock options granted by the Corporation were designated as non-qualified stock options.

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

Notes to Consolidated Financial Statements – (continued)
The following presents the assumptions used in determining the grant date fair value of the stock option awards granted to certain key employees:

	2024	2023	2022
Options granted	64,050	49,000	57,700
Cliff vesting period (years)	3	3	3
Expected term (years)	7	6.5	6.5
Expected dividend yield	4.99%	4.38%	3.90%
Weighted average expected volatility	35.63%	33.15%	31.67%
Weighted average risk-free interest rate	4.50%	4.85%	4.15%
Weighted average grant-date fair value	$7.89	$6.71	$12.01

The following table presents a summary of stock options outstanding as of and for the year ended December 31, 2024:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)
Options outstanding at beginning of period	409,857	$44.52
Granted	64,050	31.83
Exercised	(10,200)	32.23
Forfeited or expired	(31,487)	45.74
Options outstanding at end of period	432,220	$42.84	6.08	$206
Options exercisable at end of period	271,270	$47.25	4.37	$—

The total intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date.

The following table presents additional information concerning options outstanding and options exercisable at December 31, 2024:

	Options Outstanding			Options Exercisable
Exercise Price Ranges	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$20.01 to $30.00	47,100	8.80	$26.42	—	$—
$30.01 to $40.00	136,339	7.17	32.67	72,289	33.42
$40.01 to $50.00	122,594	5.45	47.34	72,794	46.54
$50.01 to $60.00	126,187	4.50	55.59	126,187	55.59
Total	432,220	6.08	$42.84	271,270	$47.25

The total intrinsic value of stock options exercised in 2024 was $56 thousand. There were no stock options exercised in 2023. The total intrinsic value of stock options exercised in 2022 was $142 thousand.

Restricted Stock Units
In 2024, 2023 and 2022, the Corporation granted to directors and certain key employees 74,751, 30,862 and 21,467 restricted stock units, respectively, with 3-year cliff vesting.

Notes to Consolidated Financial Statements – (continued)
The following table presents a summary of restricted stock units as of and for the year ended December 31, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value
Beginning of period	68,174	$42.21
Granted	74,751	26.61
Vested	(24,008)	48.04
Forfeited	(10,327)	33.81
End of period	108,590	$30.98

Performance Share Units
The Corporation granted performance share units to certain key employees providing the opportunity to earn shares of common stock over a 3-year performance period. The number of shares to be vested will be contingent upon the Corporation’s attainment of certain performance measures as detailed in the performance share unit award agreements.

The following table presents a summary of outstanding performance share units as of December 31, 2024:

		Grant Date Fair Value per Share	Weighted Average Current Performance Assumption	Expected Number of Shares
Performance share units awarded in:	2024	$24.70	100%	39,053
	2023	47.35	97%	37,848
	2022	59.31	79%	19,192
Total				96,093

The following table presents a summary of performance share units as of and for the year ended December 31, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value
Beginning of period	97,272	$50.40
Granted	44,650	24.70
Vested	(23,434)	46.77
Forfeited (1)	(22,395)	45.31
End of period	96,093	$40.53
(1)The number of forfeited shares also includes adjustments made to performance measure estimates on outstanding awards that have not yet vested.

Notes to Consolidated Financial Statements – (continued)
Note 18 - Business Segments
The Corporation manages its operations through two reportable business segments, consisting of Commercial Banking and Wealth Management Services. The Corporation’s reportable business segments are determined by the Senior Executive Vice President, Chief Financial Officer and Treasurer, the designated CODM.

An allocation methodology is utilized to allocate income and expenses to the business segments. Direct activities are assigned to the appropriate business segment to which the activity relates. Indirect activities, such as corporate, technology and other support functions, are allocated to business segments primarily based upon full-time equivalent employee computations.

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

The CODM evaluates the financial performance of each business segment, which is measured based upon the business segment’s net income. Components of net income for the business segments that are reviewed by the CODM include net interest income, provision for credit losses, noninterest income, noninterest expense, and income tax expense. The CODM, in conjunction with management committees (such as the ALCO) and certain members of executive management, evaluates financial performance to make decisions related to the products and services that are offered, pricing, and the allocation of resources, for each business segment.

Notes to Consolidated Financial Statements – (continued)
The following tables presents the components of net income (loss), as well as other supplemental information for Washington Trust’s reportable business segments:

(Dollars in thousands)
Year ended December 31, 2024	Commercial Banking	Wealth Management Services	Consolidated Total
Total interest income and dividend income	$340,678	$—	$340,678
Total interest expense	212,230	—	212,230
Net interest income	128,448	—	128,448
Provision for credit losses	2,400	—	2,400
Net interest income after provision for credit losses	126,048	—	126,048
Noninterest (loss) income	(69,609)	41,812	(27,797)
Noninterest expenses:
Salaries and employee benefits	66,482	19,778	86,260
Outsourced services	12,340	3,918	16,258
Net occupancy	8,726	1,059	9,785
Equipment	3,486	352	3,838
Legal, audit and professional fees	2,473	655	3,128
FDIC deposit insurance costs	5,513	—	5,513
Advertising and promotion	2,252	374	2,626
Amortization of intangibles	—	826	826
Other expenses	7,517	1,318	8,835
Total noninterest expense	108,789	28,280	137,069
(Loss) income before income taxes	(52,350)	13,532	(38,818)
Income tax (benefit) expense	(13,530)	2,771	(10,759)
Net (loss) income	($38,820)	$10,761	($28,059)

Supplemental Information:
Total assets at period end	$6,870,612	$60,035	$6,930,647
Expenditures for long-lived assets	3,862	139	4,001
Depreciation expense (1)	3,530	404	3,934
(1)Included in net occupancy and equipment expenses in the table above.

The sale of securities and reclassification of residential mortgage loans to held for sale in connection with the balance sheet repositioning transactions that were executed in December 2024 impacted the results for the Commercial Banking segment. See additional discussion of the impact of these transactions in Notes 3 and 10.

Notes to Consolidated Financial Statements – (continued)

(Dollars in thousands)
Year ended December 31, 2023	Commercial Banking	Wealth Management Services	Consolidated Total
Total interest and dividend income	$308,622	$37	$308,659
Total interest expense	171,561	—	171,561
Net interest income	137,061	37	137,098
Provision for credit losses	3,200	—	3,200
Net interest income after provision for credit losses	133,861	37	133,898
Noninterest income	20,006	36,134	56,140
Noninterest expenses:
Salaries and employee benefits	62,013	20,445	82,458
Outsourced services	10,972	3,549	14,521
Net occupancy	8,313	1,323	9,636
Equipment	3,841	477	4,318
Legal, audit and professional fees	2,751	1,140	3,891
FDIC deposit insurance costs	4,667	—	4,667
Advertising and promotion	2,140	422	2,562
Amortization of intangibles	—	843	843
Other expenses	8,269	2,392	10,661
Total noninterest expense	102,966	30,591	133,557
Income before income taxes	50,901	5,580	56,481
Income tax expense	7,028	1,277	8,305
Net income	$43,873	$4,303	$48,176

Supplemental Information:
Total assets at period end	$7,146,096	$56,751	$7,202,847
Expenditures for long-lived assets	5,013	35	5,048
Depreciation expense (1)	3,460	545	4,005
(1)Included in net occupancy and equipment expenses in the statement of operations above.

Notes to Consolidated Financial Statements – (continued)

(Dollars in thousands)
Year ended December 31, 2022	Commercial Banking	Wealth Management Services	Consolidated Total
Total interest and dividend income	$194,449	$16	$194,465
Total interest expense	38,409	66	38,475
Net interest income (expense)	156,040	(50)	155,990
Provision for credit losses	(1,300)	—	(1,300)
Net interest income (expense) after provision for credit losses	157,340	(50)	157,290
Noninterest income	23,088	39,514	62,602
Noninterest expenses:
Salaries and employee benefits	62,026	21,778	83,804
Outsourced services	10,333	3,404	13,737
Net occupancy	7,696	1,430	9,126
Equipment	3,324	473	3,797
Legal, audit and professional fees	2,344	783	3,127
FDIC deposit insurance costs	1,687	—	1,687
Advertising and promotion	2,138	449	2,587
Amortization of intangibles	—	860	860
Other expenses	7,425	2,572	9,997
Total noninterest expense	96,973	31,749	128,722
Income before income taxes	83,455	7,715	91,170
Income tax expense	17,557	1,932	19,489
Net income	$65,898	$5,783	$71,681

Supplemental Information:
Total assets at period end	$6,585,310	$74,741	$6,660,051
Expenditures for long-lived assets	5,475	664	6,139
Depreciation expense (1)	2,948	517	3,465
(1)Included in net occupancy and equipment expenses in the statement of operations above.

Notes to Consolidated Financial Statements – (continued)
Note 19 - Other Comprehensive Income (Loss)
The following tables present the activity in other comprehensive income (loss):

(Dollars in thousands)
Year ended December 31, 2024	Pre-tax Amounts	Income Tax Expense	Net of Tax
Available for Sale Debt Securities:
Changes in fair value of available for sale debt securities	($12,050)	$2,657	($9,393)
Net realized losses on securities reclassified into earnings	31,047	(7,502)	23,545
Net change in fair value of available for sale debt securities	18,997	(4,845)	14,152
Cash Flow Hedges:
Changes in fair value of cash flow hedges	3,506	(918)	2,588
Net cash flow hedge losses reclassified into earnings	6,830	(1,737)	5,093
Net change in the fair value of cash flow hedges	10,336	(2,655)	7,681
Defined Benefit Plan Obligations:
Defined benefit plan obligation adjustment	77	(19)	58
Amortization of net actuarial losses (2)	123	(32)	91
Net change in defined benefit plan obligations	200	(51)	149
Total other comprehensive income	$29,533	($7,551)	$21,982

(Dollars in thousands)
Year ended December 31, 2023	Pre-tax Amounts	Income Tax Expense	Net of Tax
Available for Sale Debt Securities:
Changes in fair value of available for sale debt securities	$20,163	($5,721)	$14,442
Cash Flow Hedges:
Changes in fair value of cash flow hedges	1,647	(346)	1,301
Net cash flow hedge losses reclassified into earnings	7,563	(1,838)	5,725
Net change in the fair value of cash flow hedges	9,210	(2,184)	7,026
Defined Benefit Plan Obligations:
Defined benefit plan obligation adjustment	(6,712)	1,712	(5,000)
Amortization of net actuarial losses	237	(58)	179
Net change in defined benefit plan obligations	(6,475)	1,654	(4,821)
Total other comprehensive income	$22,898	($6,251)	$16,647

Notes to Consolidated Financial Statements – (continued)

(Dollars in thousands)
Year ended December 31, 2022	Pre-tax Amounts	Income Tax Benefit	Net of Tax
Available for Sale Debt Securities:
Changes in fair value of available for sale debt securities	($163,471)	$39,233	($124,238)
Cash Flow Hedges:
Changes in fair value of cash flow hedges	(27,344)	6,563	(20,781)
Net cash flow hedge gains reclassified into earnings	2,828	(679)	2,149
Net change in the fair value of cash flow hedges	(24,516)	5,884	(18,632)
Defined Benefit Plan Obligations:
Defined benefit plan obligation adjustment	4,934	(1,184)	3,750
Amortization of net actuarial losses	1,712	(411)	1,301
Net change in defined benefit plan obligations	6,646	(1,595)	5,051
Total other comprehensive loss	($181,341)	$43,522	($137,819)

The following tables present the changes in AOCL by component, net of tax:

(Dollars in thousands)	Net Unrealized Losses on Available for Sale Debt Securities	Net Unrealized Losses on Cash Flow Hedges	Net Unrealized Losses on Defined Benefit Plan Obligations	Total
Balance at December 31, 2023	($116,591)	($15,619)	($8,943)	($141,153)
Other comprehensive (loss) income before reclassifications	(9,393)	2,588	58	(6,747)
Amounts reclassified from AOCL	23,545	5,093	91	28,729
Net other comprehensive income	14,152	7,681	149	21,982
Balance at December 31, 2024	($102,439)	($7,938)	($8,794)	($119,171)

(Dollars in thousands)	Net Unrealized Losses on Available for Sale Debt Securities	Net Unrealized Losses on Cash Flow Hedges	Net Unrealized Losses on Defined Benefit Plan Obligations	Total
Balance at December 31, 2022	($131,033)	($22,645)	($4,122)	($157,800)
Other comprehensive income (loss) before reclassifications	14,442	1,301	(5,000)	10,743
Amounts reclassified from AOCL	—	5,725	179	5,904
Net other comprehensive income (loss)	14,442	7,026	(4,821)	16,647
Balance at December 31, 2023	($116,591)	($15,619)	($8,943)	($141,153)

Notes to Consolidated Financial Statements – (continued)

(Dollars in thousands)	Net Unrealized Gains (Losses)on Available for Sale Debt Securities	Net Unrealized Losses on Cash Flow Hedges	Net Unrealized Losses on Defined Benefit Plan Obligations	Total
Balance at December 31, 2021	($6,795)	($4,013)	($9,173)	($19,981)
Other comprehensive (loss) income before reclassifications	(124,238)	(20,781)	3,750	(141,269)
Amounts reclassified from AOCL	—	2,149	1,301	3,450
Net other comprehensive (loss) income	(124,238)	(18,632)	5,051	(137,819)
Balance at December 31, 2022	($131,033)	($22,645)	($4,122)	($157,800)

Note 20 - Earnings per Common Share
The following table presents the calculation of EPS:

(Dollars and shares in thousands, except per share amounts)
Years ended December 31,	2024	2023	2022
Earnings for basic and diluted EPS calculations:
Net (loss) income	($28,059)	$48,176	$71,681
Less: dividends and undistributed earnings allocated to participating securities	21	(85)	(202)
Net (loss) income available to common shareholders	($28,038)	$48,091	$71,479

Shares for basic and diluted EPS calculations:
Weighted average common shares outstanding for basic EPS	17,149	17,033	17,246
Dilutive effect of common stock equivalents	—	29	135
Weighted average common and potential common shares outstanding for diluted EPS	17,149	17,062	17,381

EPS:
Basic (loss) earnings per common share	($1.63)	$2.82	$4.14
Diluted (loss) earnings per common share	($1.63)	$2.82	$4.11

Awards excluded from the calculation of diluted EPS:
Weighted average anti-dilutive common stock equivalents (1)	481	466	150
(1)For 2024, the dilutive effect of common stock equivalents was excluded from the calculation of diluted EPS because the Corporation reported a net loss and the inclusion would have an anti-dilutive effect. For 2023 and 2022, weighted average anti-dilutive common stock equivalents represent share-based compensation awards not included in the calculation of common shares outstanding for purposes of calculating diluted EPS as the grant prices were greater than the average market price of Bancorp’s common stock, and therefore were anti-dilutive.

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

Standby Letters of Credit
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These standby letters of credit are primarily issued to support the financing needs of the Bank’s commercial customers. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral supporting those commitments is essentially the same as for other commitments. Most standby letters of credit extend for one year. At December 31, 2024 and 2023, there were no liabilities to beneficiaries resulting from standby letters of credit. Should the Corporation be required to make payments to the beneficiary, repayment from the customer to the Corporation is required.

The following table presents the contractual and notional amounts of financial instruments with off-balance sheet risk:

(Dollars in thousands)
December 31,	2024	2023
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$968,858	$1,185,196
Standby letters of credit	12,455	9,323

ACL on Unfunded Commitments
The ACL on unfunded commitments is management’s estimate of expected lifetime credit losses over the expected contractual term in which the Corporation is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Corporation.

The activity in the ACL on unfunded commitments for the year ended December 31, 2024 is presented below:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$1,091	$822	$1,913	$15	$—	$12	$12	$1,940
Provision	(269)	(233)	(502)	3	—	(1)	(1)	(500)
Ending Balance	$822	$589	$1,411	$18	$—	$11	$11	$1,440

Notes to Consolidated Financial Statements – (continued)
The activity in the ACL on unfunded commitments for the year ended December 31, 2023 is presented below:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$1,236	$988	$2,224	$50	$—	$16	$16	$2,290
Provision	(145)	(166)	(311)	(35)	—	(4)	(4)	(350)
Ending Balance	$1,091	$822	$1,913	$15	$—	$12	$12	$1,940

The activity in the ACL on unfunded commitments for the year ended December 31, 2022 is presented below:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$1,267	$816	$2,083	$62	$—	$16	$16	$2,161
Provision	(31)	172	141	(12)	—	—	—	129
Ending Balance	$1,236	$988	$2,224	$50	$—	$16	$16	$2,290

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

Other Matters
On September 27, 2023, the Bank entered into a settlement with the DOJ through an agreement to resolve allegations that it violated fair lending laws in the state of Rhode Island from 2016 to 2021. Under the settlement, the Bank agreed to provide $7.0 million in loan subsidies over a five-year period with the goal of increasing home mortgage loans, home improvement loans, and home refinance loans in specific census tracts in Rhode Island. Loan subsidies may include originating a loan for a home purchase, refinancing or home improvement at an interest rate below the otherwise prevailing market interest rate offered by Washington Trust and payment of the initial mortgage insurance premium on loans subject to such mortgage insurance. The cost of such subsidies will generally be recognized over the life of the respective loans. Loan subsidies may also include down payment assistance and closing cost assistance. The Bank also agreed to commit $2.0 million for focused community outreach and marketing efforts over a five-year period. The expenses associated with community outreach and marketing efforts are being recorded in the period in which the activities occur and are consistent with historical spending levels. In addition, the Bank committed to opening two full-service branches in specific census tracts in Rhode Island, including the previously announced new branch in Olneyville, Rhode Island. The settlement included no civil penalties levied against the Bank.

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

In the case of a repurchase, the Corporation will bear any subsequent credit loss on the residential real estate mortgage loan. Washington Trust has experienced an insignificant number of repurchase demands over a period of many years. The carrying value of loans repurchased due to representation and warranty claims was $1.5 million as of both December 31, 2024 and 2023. Washington Trust has recorded a reserve for its exposure to losses for premium recapture and the obligation to indemnify or repurchase previously sold residential real estate mortgage loans.  The reserve balance amounted to

Notes to Consolidated Financial Statements – (continued)
$245 thousand at both December 31, 2024 and 2023, and is included in other liabilities in the Consolidated Balance Sheets. Any change in the estimate is recorded in mortgage banking revenues in the Consolidated Statements of Income (Loss).

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

Balance Sheets	(Dollars in thousands)
December 31,	2024	2023
Assets:
Cash on deposit with bank subsidiary	$5,099	$4,701
Investment in subsidiaries at equity value:
Bank	516,566	488,751
Non-bank	684	685
Dividends receivable from bank subsidiary	10,200	9,925
Other assets	1,871	1,603
Total assets	$534,420	$505,665
Liabilities and Shareholders’ Equity:
Junior subordinated debentures	$22,681	$22,681
Dividends payable	11,469	10,021
Other liabilities	542	277
Shareholders’ equity	499,728	472,686
Total liabilities and shareholders’ equity	$534,420	$505,665

Statements of Income	(Dollars in thousands)
Years ended December 31,	2024	2023	2022
Income:
Dividends from subsidiaries:
Bank	$40,800	$38,822	$53,240
Non-bank	48	46	20
Other losses	(100)	(300)	—
Total income	40,748	38,568	53,260
Expenses:
Interest on junior subordinated debentures	1,593	1,543	739
Other expenses	530	681	591
Total expenses	2,123	2,224	1,330
Income before income taxes	38,625	36,344	51,930
Income tax benefit	456	542	273
Income before equity in undistributed (losses) earnings of subsidiaries	39,081	36,886	52,203
Equity in undistributed (losses) earnings of subsidiaries:
Bank	(67,139)	11,290	19,565
Non-bank	(1)	—	(87)
Net (loss) income	($28,059)	$48,176	$71,681

Notes to Consolidated Financial Statements – (continued)

Statements of Cash Flows	(Dollars in thousands)
Years ended December 31,	2024	2023	2022
Cash flows from operating activities:
Net (loss) income	($28,059)	$48,176	$71,681
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity in undistributed (earnings) losses of subsidiaries:
Bank	67,139	(11,290)	(19,565)
Non-bank	1	—	87
Tax (expense) benefit from stock option exercises and other equity awards	(183)	(34)	78
Deferred income tax (benefit) expense	(7)	(56)	5
(Increase) decrease in dividend receivable	(275)	653	2,386
Decrease (increase) in other assets	77	8	(175)
Increase in accrued expenses and other liabilities	266	113	93
Other, net	184	36	(97)
Net cash provided by operating activities	39,143	37,606	54,493
Cash flows from investing activities:
Equity investment in subsidiary bank	(70,500)	—	—
Repayment of equity investment in subsidiary	—	—	1,096
Purchases of other equity investments, net	(338)	(263)	(375)
Net cash (used in) provided by investing activities	(70,838)	(263)	721
Cash flows from financing activities:
Treasury stock purchased	—	(8,814)	(9,479)
Net proceeds from issuance of common stock in public offering	70,521	—	—
Net proceeds from stock option exercises and issuance of other equity awards, net of awards surrendered	(31)	(754)	(821)
Cash dividends paid	(38,397)	(38,631)	(37,647)
Net cash provided by (used in) financing activities	32,093	(48,199)	(47,947)
Net increase (decrease) in cash	398	(10,856)	7,267
Cash at beginning of year	4,701	15,557	8,290
Cash at end of year	$5,099	$4,701	$15,557

ITEM 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

ITEM 9A.  Controls and Procedures.
Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, of the Corporation’s disclosure controls and procedures as of the end of the period ended December 31, 2024.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Corporation's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

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

Management’s Annual Report on Internal Control Over Financial Reporting as of December 31, 2024 and the related Report of Independent Registered Public Accounting Firm thereon is included in Part II, Item 8 of this report.

There has been no change in our internal controls over financial reporting during the fourth quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  Other Information.
Insider Trading Arrangements
During the three months ended December 31, 2024, none of the Corporation’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance.
The information required by this Item will be included in the Proxy Statement and is incorporated herein by reference.

The Corporation maintains a code of ethics that applies to all of the Corporation’s directors, officers and employees, including the Corporation’s principal executive officer, principal financial officer and principal accounting officer.  This code of ethics is available on the Investor Relations section of the Corporation’s website at https://ir.washtrust.com, under the caption Governance.

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

Equity Compensation Plan Information
The following table provides information as of December 31, 2024 regarding shares of common stock of the Bancorp that may be issued under our existing equity compensation plans, including the 2003 Stock Incentive Plan, 2013 Stock Option and Incentive Plan and 2022 Long Term Incentive Plan.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities referenced in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (2)	781,412 (3)	$42.84 (4)	309,994 (5)
Equity compensation plans not approved by security holders	—	N/A	N/A
Total	781,412	$42.84	309,994
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
(3)For unvested performance share awards, amounts represent the maximum number of performance shares that could be issued under existing awards.  The actual shares issued may differ based on the attainment of performance goals. For vested performance share awards, amounts represent the actual number of performance shares that will be issued following a six-month delay as required by the Code.
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
10.8
Form of Nonqualified Stock Option Certificate and Statement of Terms and Conditions under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for non-employee directors – Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014. (1) (2)

10.9
Form of Nonqualified Stock Option Certificate and Statement of Terms and Conditions under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for employees – Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014. (1) (2)

10.10
Form of Nonqualified Stock Option Certificate and Statement of Terms and Conditions under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for employees – Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017. (1) (2)

10.11
Form of Nonqualified Stock Option Certificate and Statement of Terms and Conditions under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for employees – Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020. (1) (2)

10.12
Form of Restricted Stock Agreement under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for non-employee directors – Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014. (1) (2)

10.13
Form of Restricted Stock Unit Certificate and Statement of Terms and Conditions under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for non-employee directors – Filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014. (1) (2)

10.14
Form of Restricted Stock Unit Certificate and Statement of Terms and Conditions under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for employees – Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017. (1) (2)

10.15
Form of Restricted Stock Unit Certificate under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for employees – Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020. (1) (2)

10.16
Form of Performance Share Unit Award Agreement under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for employees – Filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014. (1) (2)

10.17
Form of Performance Share Unit Award Agreement under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan – Filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017. (1) (2)

10.18
Form of Performance Share Unit Award Agreement under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan – Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020. (1) (2)

10.19
2022 Long Term Incentive Plan - Filed as Exhibit 10.1 to the Registrant's Registration Statement on Form S-8 (File No. 333-264484), as filed with the Securities and Exchange Commission on April 26, 2022. (1) (2)

10.20
Form of Non-qualified Stock Option Agreement for Employees under the Washington Trust Bancorp, Inc. 2022 Long Term Incentive Plan - Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022. (1) (2)

10.21
Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the Washington Trust Bancorp, Inc. 2022 Long Term Incentive Plan - Filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-264484) filed with the Securities and Exchange Commission on April 26, 2022. (1) (2)

10.22
Form of Restricted Stock Unit Award Agreement for Employees under the Washington Trust Bancorp, Inc. 2022 Long Term Incentive Plan - Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022. (1) (2)

10.23
Form of Performance Restricted Stock Unit Award Agreement for Employees under the Washington Trust Bancorp, Inc. 2022 Long Term Incentive Plan - Filed as Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2022. (1) (2)

10.24
Form of Restricted Stock Unit Award Agreement for Employees Under Washington Trust Bancorp, Inc. 2022 Long Term Incentive Plan - Filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024. (1) (2)

10.25
Form of Performance Restricted Stock Unit Award Agreement for Employees Under Washington Trust Bancorp, Inc. 2022 Long Term Incentive Plan - Filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024. (1) (2)

10.26
Form of Restricted Stock Unit Award Agreement for Non-Employee Directors Under Washington Trust Bancorp, Inc. 2022 Long Term Incentive Plan - Filed as Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024. (1) (2)

10.27	Form of Restricted Stock Unit Award Agreement for Employees Under Washington Trust Bancorp, Inc. 2022 Long Term Incentive Plan - Filed herewith (2)
10.28
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

10.38
Fixed/Floating Rate Junior Subordinated Debt Security due 2035 of Washington Trust Bancorp, Inc. dated August 29, 2005 – Filed as Exhibit 10.11 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.39	Amended and Restated Supplemental Pension Benefit Plan – Filed as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. (1) (2)
10.40	Amended and Restated Supplemental Executive Retirement Plan – Filed as Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. (1) (2)
10.41	Amendment to Supplemental Pension Benefit Plan – Filed as Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. (1) (2)
10.42
Amended and Restated Nonqualified Deferred Compensation Plan – Filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-146388) filed with the Securities and Exchange Commission on September 28, 2007. (1) (2)

10.43
First Amendment to The Washington Trust Company Nonqualified Deferred Compensation Plan As Amended and Restated– Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008. (1) (2)

10.44
Second Amendment to The Washington Trust Company Nonqualified Deferred Compensation Plan as Amended and Restated – Filed as Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. (1) (2)

10.45
Third Amendment to The Washington Trust Company Nonqualified Deferred Compensation Plan as Amended and Restated – Filed as Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. (1) (2)

10.46
Fourth Amendment to The Washington Trust Company Nonqualified Deferred Compensation Plan as Amended and Restated – Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014. (1) (2)

10.47
Fifth Amendment to The Washington Trust Company Nonqualified Deferred Compensation Plan as Amended and Restated – Filed as Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. (1) (2)

10.48
Sixth Amendment to The Washington Trust Company Nonqualified Deferred Compensation Plan as Amended and Restated – Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015. (1) (2)

10.49
Seventh Amendment to The Washington Trust Company Nonqualified Deferred Compensation Plan as Amended and Restated – Filed as Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. (1) (2)

10.50	Amended and Restated Annual Performance Plan, dated December 13, 2021 - Filed as Exhibit 10.64 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2021. (1) (2)
10.51	Retail Lending Growth Incentive Plan, dated March 15, 2021 - Filed as Exhibit 10.63 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2021. (1) (2)
10.52	Form and terms of Change in Control Agreement – Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009. (1) (2)
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

10.56	Form of Amended and Restated Change in Control Agreement – Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014. (1) (2)
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

10.63	Terms of Amended and Restated Change in Control Agreement - Filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019. (1) (2)
10.64
Terms of Performance Share Unit Award Agreement with certain executive officers, dated January 24, 2022 - Filed as Exhibit 10.62 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2021. (1) (2)

10.65
Terms of Performance Restricted Stock Unit Agreement with certain executive officers, dated January 24, 2023 - Filed as Exhibit 10.68 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2022. (1) (2)

10.66
2024 Executive Bonus Plan, effective January 1, 2024 - Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 28, 2024. (1) (2)

10.67
Wealth Management Business Building Incentive Plan, effective January 1, 2024 - Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 28, 2024. (1) (2)

14.1	Washington Trust Bancorp, Inc. Code of Ethics & Standards of Personal Conduct - Filed herewith.
19.1	Washington Trust Bancorp, Inc. Insider Trading Policy - Filed herewith as part of Exhibit 14.1.
19.2	Washington Trust Bancorp, Inc. Insider Trading Procedures - Filed herewith.

21.1	Subsidiaries of the Registrant – Filed herewith.
23.1	Consent of Crowe LLP – Filed herewith.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Furnished herewith. (3)
97	Washington Trust Bancorp, Inc. Incentive Compensation Clawback and Forfeiture Policy - Filed as Exhibit 97 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
101
The following materials from Washington Trust Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2024 formatted in Inline XBRL; (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements - Filed herewith.

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

WASHINGTON TRUST BANCORP, INC.
(Registrant)

Date:	February 25, 2025	By	/s/ Edward O. Handy III
Edward O. Handy III
Chairman and Chief Executive Officer (principal executive officer)

Date:	February 25, 2025	By	/s/ Ronald S. Ohsberg
Ronald S. Ohsberg
Senior Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)

Date:	February 25, 2025	By	/s/ Maria N. Janes
Maria N. Janes
Executive Vice President, Chief Accounting Officer and Controller (principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 25, 2025	/s/ Robert A. DiMuccio
Robert A. DiMuccio, Director

Date:	February 25, 2025	/s/ Joseph P. Gencarella
Joseph P. Gencarella, Director

Date:	February 25, 2025	/s/ Mark K.W. Gim
Mark K.W. Gim, Director

Date:	February 25, 2025	/s/ Edward O. Handy III
Edward O. Handy III, Director

Date:	February 25, 2025	/s/ Constance A. Howes
Constance A. Howes, Director

Date:	February 25, 2025	/s/ Sandra Parrillo
Sandra Parrillo, Director

Date:	February 25, 2025	/s/ Debra M. Paul
Debra Paul, Director

Date:	February 25, 2025	/s/ John T. Ruggieri
John T. Ruggieri, Director

Date:	February 25, 2025	/s/ Edwin J. Santos
Edwin J. Santos, Director

Date:	February 25, 2025	/s/ Lisa M. Stanton
Lisa M. Stanton, Director

Date:	February 25, 2025	/s/ Angel Taveras
Angel Taveras, Director