Form 10-Q
period 2025-03-31
WASHINGTON TRUST BANCORP INC
filed 2025-05-07
CIK 737468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
	March 31, 2025	or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.
Commission file number:  001-32991
WASHINGTON TRUST BANCORP, INC.
(Exact name of registrant as specified in its charter)

Rhode Island			05-0404671
(State or other jurisdiction of incorporation or organization)			(IRS Employer Identification No.)
23 Broad Street,	Westerly,	Rhode Island	02891
(Address of principal executive offices)			(Zip Code)

(401) 348-1200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
COMMON STOCK, $.0625 PAR VALUE PER SHARE	WASH	Nasdaq Global Select Market

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
☐ Yes ☒ No
The number of shares of common stock of the registrant outstanding as of April 30, 2025 was 19,291,108.

Glossary of Acronyms and Terms
The following is a list of acronyms and terms that are used throughout this Quarterly Report on Form 10-Q:

ACL	Allowance for credit losses
ALCO	Asset/Liability Committee
AOCL	Accumulated other comprehensive loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	Automated teller machine
AUA	Assets under administration
Bancorp	Washington Trust Bancorp, Inc.
Bank	The Washington Trust Company, of Westerly
BOLI	Bank-owned life insurance
C&I	Commercial and industrial
CDARS	Certificate of Deposit Account Registry Service
CODM	Chief Operating Decision Maker
Corporation	The Bancorp and its subsidiaries
CRE	Commercial real estate
DCF	Discounted cash flow
DDM	Demand Deposit Marketplace
EPS	Earnings per common share
ERM	Enterprise risk management
Exchange Act	Securities Exchange Act of 1934, as amended
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank of Boston
FRBB	Federal Reserve Bank of Boston
FTE	Fully taxable equivalent
GAAP	Accounting principles generally accepted in the United States of America
ICS	Insured Cash Sweep
LTV	Loan to value
NIM	Net interest margin
OREO	Property acquired through foreclosure or repossession
ROU	Right-of-use
S&P	Standard and Poors, Inc.
SBA	Small Business Administration
SEC	U.S. Securities and Exchange Commission
TLM	Troubled loan modification
Washington Trust	The Bancorp and its subsidiaries

PART I.  Financial Information
Item 1.  Financial Statements

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)
(Dollars in thousands, except par value)

	March 31, 2025	December 31, 2024
Assets:
Cash and due from banks	$33,394	$21,534
Interest-earning deposits with correspondent banks	82,804	88,368
Short-term investments	4,041	3,987
Mortgage loans held for sale, at fair value	21,953	21,708
Mortgage loans held for sale, at lower of cost or market	—	281,706
Premises and equipment held for sale, lower of cost or market	—	4,788
Available for sale debt securities, at fair value (amortized cost of $1,033,901, net of allowance for credit losses on securities of $0 at March 31, 2025; and amortized cost of $1,049,557; net of allowance for credit losses on securities of $0 at December 31, 2024)	917,545	916,305
Federal Home Loan Bank stock, at cost	38,899	49,817
Loans:
Total loans	5,096,210	5,137,838
Less: allowance for credit losses on loans	41,056	41,960
Net loans	5,055,154	5,095,878
Premises and equipment, net	26,068	26,873
Operating lease right-of-use assets	36,048	26,943
Investment in bank-owned life insurance	107,546	106,777
Goodwill	63,909	63,909
Identifiable intangible assets, net	2,682	2,885
Other assets	195,972	219,169
Total assets	$6,586,015	$6,930,647
Liabilities:
Deposits:
Noninterest-bearing deposits	$625,590	$661,776
Interest-bearing deposits	4,414,991	4,454,024
Total deposits	5,040,581	5,115,800
Federal Home Loan Bank advances	850,000	1,125,000
Junior subordinated debentures	22,681	22,681
Operating lease liabilities	38,716	29,578
Other liabilities	112,357	137,860
Total liabilities	6,064,335	6,430,919
Commitments and contingencies (Note 17)
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 60,000,000 shares; 19,561,985 shares issued and 19,276,148 shares outstanding at March 31, 2025 and 19,561,985 shares issued and 19,273,583 shares outstanding at December 31, 2024	1,223	1,223
Paid-in capital	197,570	196,947
Retained earnings	435,233	434,014
Accumulated other comprehensive loss	(99,179)	(119,171)
Treasury stock, at cost, 285,837 shares at March 31, 2025 and 288,402 shares at December 31, 2024	(13,167)	(13,285)
Total shareholders’ equity	521,680	499,728
Total liabilities and shareholders’ equity	$6,586,015	$6,930,647
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)
(Dollars and shares in thousands, except per share amounts)

	Three months ended March 31,	2025	2024
	Interest income:
	Interest and fees on loans	$66,656	$75,636
	Interest on mortgage loans held for sale	958	255
	Taxable interest on debt securities	8,827	7,096
	Nontaxable interest on debt securities	7	—
	Dividends on Federal Home Loan Bank stock	1,022	1,073
	Other interest income	1,993	1,196
	Total interest and dividend income	79,463	85,256
	Interest expense:
	Deposits	31,748	38,047
	Federal Home Loan Bank advances	10,946	15,138
	Junior subordinated debentures	347	406
	Total interest expense	43,041	53,591
	Net interest income	36,422	31,665
	Provision for credit losses	1,200	700
	Net interest income after provision for credit losses	35,222	30,965
	Noninterest income:
	Wealth management revenues	9,891	9,338
	Mortgage banking revenues	2,304	2,506
	Card interchange fees	1,509	1,145
	Service charges on deposit accounts	744	685
	Loan related derivative income	101	284
	Income from bank-owned life insurance	769	739
	Gain on sale of bank-owned properties, net	6,994	—
	Other income	331	2,466
	Total noninterest income	22,643	17,163
	Noninterest expense:
	Salaries and employee benefits	22,422	21,775
	Outsourced services	4,346	3,780
	Net occupancy	2,741	2,561
	Equipment	891	1,020
	Legal, audit, and professional fees	750	706
	FDIC deposit insurance costs	1,262	1,441
	Advertising and promotion	410	548
	Amortization of intangibles	204	208
	Pension plan settlement charge	6,436	—
	Other expenses	2,734	2,324
	Total noninterest expense	42,196	34,363
	Income before income taxes	15,669	13,765
	Income tax expense	3,490	2,829
	Net income	$12,179	$10,936

	Net income available to common shareholders	$12,179	$10,924
	Weighted average common shares outstanding - basic	19,276	17,033
	Weighted average common shares outstanding - diluted	19,370	17,074
Per share information:	Basic earnings per common share	$0.63	$0.64
	Diluted earnings per common share	$0.63	$0.64
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)
(Dollars in thousands)

Three months ended March 31,	2025	2024
Net income	$12,179	$10,936
Other comprehensive income (loss), net of tax:
Net change in fair value of available for sale debt securities	12,630	(10,988)
Net change in fair value of cash flow hedges	593	3,205
Net change in defined benefit plan obligations	6,769	23
Total other comprehensive income (loss), net of tax	19,992	(7,760)
Total comprehensive income	$32,171	$3,176

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity (unaudited)
(Dollars and shares in thousands, except per share amounts)

For the three months ended March 31, 2025	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2024	19,274	$1,223	$196,947	$434,014	($119,171)	($13,285)	$499,728
Net income	—	—	—	12,179	—	—	12,179
Total other comprehensive income, net of tax	—	—	—	—	19,992	—	19,992
Cash dividends declared ($0.56 per share)	—	—	—	(10,960)	—	—	(10,960)
Share-based compensation	—	—	780	—	—	—	780
Exercise of stock options, issuance of other compensation-related equity awards, net of awards surrendered	2	—	(157)	—	—	118	(39)
Balance at March 31, 2025	19,276	$1,223	$197,570	$435,233	($99,179)	($13,167)	$521,680

For the three months ended March 31, 2024	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2023	17,031	$1,085	$126,150	$501,917	($141,153)	($15,313)	$472,686
Net income	—	—	—	10,936	—	—	10,936
Total other comprehensive loss, net of tax	—	—	—	—	(7,760)	—	(7,760)
Cash dividends declared ($0.56 per share)	—	—	—	(9,678)	—	—	(9,678)
Share-based compensation	—	—	753	—	—	—	753
Exercise of stock options, issuance of other compensation-related equity awards, net of awards surrendered	2	—	(118)	—	—	101	(17)
Balance at March 31, 2024	17,033	$1,085	$126,785	$503,175	($148,913)	($15,212)	$466,920

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statement of Cash Flows (unaudited)
(Dollars in thousands)

Three months ended March 31,		2025	2024
Cash flows from operating activities:
Net income		$12,179	$10,936
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses		1,200	700
Gain on sale of bank-owned properties, net		(6,994)	—
Depreciation of premises and equipment		894	1,001
Net amortization of premiums and discounts on debt securities and loans		94	265
Amortization of intangibles		204	208
Amortization of terminated cash flow hedge loss		2,116	2,138
Pension plan settlement charge		6,436	—
Share-based compensation		780	753
Tax expense from stock option exercises and other equity awards		(21)	(7)
Income from bank-owned life insurance		(769)	(739)
Net gains on loan sales, including changes in fair value		(1,709)	(1,910)
Proceeds from sales of loans, net		74,377	70,480
Loans originated for sale		(72,919)	(74,643)
Decrease in operating lease right-of-use assets		898	148
Decrease in operating lease liabilities		(866)	(190)
Decrease (increase) in other assets		6,066	(5,806)
Decrease in other liabilities		(13,516)	(1,386)
Net cash provided by operating activities		8,450	1,948
Cash flows from investing activities:
Maturities, calls, and principal payments of:	Available for sale debt securities: Mortgage-backed	15,400	15,265
Net redemptions (purchases) of Federal Home Loan Bank stock		10,918	(3,619)
Net decrease (increase) in loans		38,469	(36,251)
Net proceeds from sale of portfolio loans		283,182	—
Purchases of loans		(453)	(597)
Purchases of premises and equipment		(88)	(626)
Net proceeds from the sale of bank-owned properties		11,780	—
Equity investments in real estate limited partnerships		—	(758)
Purchases of other equity investments		(250)	(125)
Net cash provided by (used in) investing activities		358,958	(26,711)
Cash flows from financing activities:
Net decrease in deposits		(75,219)	(267)
Proceeds from Federal Home Loan Bank advances		270,000	860,000
Repayments of Federal Home Loan Bank advances		(545,000)	(810,000)
Net proceeds from stock option exercises and issuance of other equity awards, net of awards surrendered		(39)	(17)
Cash dividends paid		(10,800)	(9,549)
Net cash (used in) provided by financing activities		(361,058)	40,167
Net increase in cash and cash equivalents		6,350	15,404
Cash and cash equivalents at beginning of period		113,889	90,184
Cash and cash equivalents at end of period		$120,239	$105,588

Noncash Investing and Financing Activities:
Loans charged-off		$2,522	$70
Supplemental Disclosures:
Interest payments		$49,732	$54,584
Income tax payments		23	3,416

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

The Unaudited Consolidated Financial Statements of the Corporation presented herein have been prepared pursuant to the rules of the SEC for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures considered necessary for the fair presentation of the accompanying Unaudited Consolidated Financial Statements have been included. Interim results are not necessarily indicative of the results of the entire year. The accompanying Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Note 2 - Recently Issued Accounting Pronouncements
Accounting Standards Pending Adoption
Income Taxes - Topic 740
Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740) - Improvements to Income Tax Disclosures” (“ASU 2023-09”), was issued in December 2023 to enhance and provide additional transparency on income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The provisions under ASU 2023-09 should be applied on a prospective basis, however retrospective application is also permitted. ASU 2023-09 is not expected to have a material impact on the Corporation’s financial statements.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Note 3 - Securities
Available for Sale Debt Securities
The following tables present the amortized cost, gross unrealized holding gains, gross unrealized holding losses, ACL on securities, and fair value of securities by major security type and class of security:

(Dollars in thousands)
March 31, 2025	Amortized Cost	Unrealized Gains	Unrealized Losses	ACL	Fair Value
Available for Sale Debt Securities:
Obligations of U.S. government agencies and U.S. government-sponsored enterprises	$41,752	$65	($2,565)	$—	$39,252
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	968,881	604	(113,925)	—	855,560
Obligations of states and political subdivisions	650	—	(8)	—	642
Individual name issuer trust preferred debt securities	9,418	—	(169)	—	9,249
Corporate bonds	13,200	—	(358)	—	12,842
Total available for sale debt securities	$1,033,901	$669	($117,025)	$—	$917,545

(Dollars in thousands)
December 31, 2024	Amortized Cost	Unrealized Gains	Unrealized Losses	ACL	Fair Value
Available for Sale Debt Securities:
Obligations of U.S. government agencies and U.S. government-sponsored enterprises	$41,751	$—	($3,139)	$—	$38,612
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	984,546	52	(129,451)	—	855,147
Obligations of states and political subdivisions	650	5	—	—	655
Individual name issuer trust preferred debt securities	9,414	—	(193)	—	9,221
Corporate bonds	13,196	—	(526)	—	12,670
Total available for sale debt securities	$1,049,557	$57	($133,309)	$—	$916,305

Available for sale debt securities balances exclude accrued interest receivable of $3.2 million at both March 31, 2025 and December 31, 2024.

At March 31, 2025 and December 31, 2024, securities with a fair value of $361.0 million and $310.5 million, respectively, were pledged as collateral for FHLB borrowings, potential borrowings with the FRBB, certain public deposits, and for other purposes. See Note 10 for additional discussion on FHLB borrowings.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)
March 31, 2025	Amortized Cost	Fair Value
Due in one year or less	$79,350	$70,131
Due after one year to five years	319,664	286,004
Due after five years to ten years	246,297	217,490
Due after ten years	388,590	343,920
Total debt securities	$1,033,901	$917,545

Included in the above table are debt securities with an amortized cost balance of $50.0 million and a fair value of $46.9 million at March 31, 2025 that are callable at the discretion of the issuers.  Final maturities of the callable securities range from 4 months to 20 years, with call features ranging from 1 month to 8 years.

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

The following tables summarize available for sale debt securities in an unrealized loss position, for which an ACL on securities has not been recorded, segregated by length of time that the securities have been in a continuous unrealized loss position:

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
March 31, 2025	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government agencies and U.S. government-sponsored enterprises	1	$296	($2)	6	$23,888	($2,563)	7	$24,184	($2,565)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	18	67,326	(304)	93	469,625	(113,621)	111	536,951	(113,925)
Obligations of states and political subdivisions	1	642	(8)	—	—	—	1	642	(8)
Individual name issuer trust preferred debt securities	—	—	—	3	9,249	(169)	3	9,249	(169)
Corporate bonds	—	—	—	4	12,842	(358)	4	12,842	(358)
Total	20	$68,264	($314)	106	$515,604	($116,711)	126	$583,868	($117,025)

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
December 31, 2024	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government agencies and U.S. government-sponsored enterprises	2	$15,289	($12)	6	$23,323	($3,127)	8	$38,612	($3,139)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	57	384,164	(3,632)	93	466,741	(125,819)	150	850,905	(129,451)
Individual name issuer trust preferred debt securities	—	—	—	3	9,221	(193)	3	9,221	(193)
Corporate bonds	—	—	—	4	12,670	(526)	4	12,670	(526)
Total	59	$399,453	($3,644)	106	$511,955	($129,665)	165	$911,408	($133,309)

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
There were no debt securities on nonaccrual status at March 31, 2025 and 2024 and, therefore there was no accrued interest related to debt securities reversed against interest income for the three months ended March 31, 2025 and 2024.

As of March 31, 2025, the Corporation does not intend to sell the debt securities in an unrealized loss position and has determined that it is more-likely-than-not that the Corporation will not be required to sell each security before the recovery of its amortized cost basis. In addition, management does not believe that any of the securities are impaired due to reasons of credit quality. As further described below, management believes the unrealized losses on these debt securities are primarily attributable to changes in the investment spreads and interest rates. Therefore, no ACL was recorded at both March 31, 2025 and December 31, 2024.

Obligations of U.S. Government Agency and U.S. Government-Sponsored Enterprise Securities, including Mortgage-Backed Securities
The contractual cash flows for these securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major credit rating agencies, and have a long history of no credit losses. The issuers of these securities continue to make timely principal and interest payments, and none of these securities were past due at March 31, 2025. Additionally, the Corporation utilizes a zero credit loss estimate for these securities.

Obligations of States and Political Subdivisions
Obligations of states and political subdivisions consist of a high credit quality (rated AA or higher) state and municipal bond. High credit quality obligations of state and political subdivisions have a history of zero to near-zero credit losses.

Individual Name Issuer Trust Preferred Debt Securities
These securities in an unrealized loss position at March 31, 2025 included three trust preferred securities issued by three individual companies in the banking sector. Management reviewed the collectability of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings, including ratings in effect as of the reporting period date, as well as credit rating changes between the reporting period date and the filing date of this report, and other information.  As of March 31, 2025, there was one individual name issuer trust preferred debt security with an amortized cost of $2.0 million and unrealized losses of $74 thousand that was rated below investment grade by S&P. We noted no downgrades to below investment grade between March 31, 2025 and the filing date of this report.  Based on the information available through the filing date of this report, all individual name issuer trust preferred debt securities continue to accrue interest and make payments as expected with no payment deferrals or defaults on the part of the issuers.

Corporate Bonds
These securities in an unrealized loss position at March 31, 2025 included four corporate bond holdings issued by three individual companies in the financial services industry. Management reviewed the collectability of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings, including ratings in effect as of the reporting period date, as well as credit rating changes between the reporting period date and the filing date of this report, and other information. As of March 31, 2025, there was one corporate bond debt security with an amortized cost of $2.0 million and unrealized losses of $10 thousand that was rated below investment grade by S&P. We noted no downgrades to below investment grade between March 31, 2025 and the filing date of this report. Based on the information available through the filing date of this report, all corporate bond debt securities continue to accrue interest and make payments as expected with no payment deferrals or defaults on the part of the issuers.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Note 4 - Loans
The following table presents the carrying value of loans, segregated by class of loans:

(Dollars in thousands)	March 31, 2025	December 31, 2024
Commercial:
Commercial real estate (1)	$2,134,107	$2,154,504
Commercial & industrial (2)	535,030	542,474
Total commercial	2,669,137	2,696,978
Residential Real Estate:
Residential real estate (3)	2,113,307	2,126,171
Consumer:
Home equity	296,563	297,119
Other (4)	17,203	17,570
Total consumer	313,766	314,689
Total loans (5)	$5,096,210	$5,137,838
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
(3)Residential real estate consists of mortgage and homeowner construction loans secured by one- to four-family residential properties. Also, includes negative basis adjustments associated with fair value hedges of $699 thousand and $1.5 million, respectively, at March 31, 2025 and December 31, 2024. See Note 7 for additional disclosure.
(4)Other consists of loans to individuals secured by general aviation aircraft and other personal installment loans.
(5)Includes net unamortized loan origination costs of $11.3 million and $10.9 million, respectively, at March 31, 2025 and December 31, 2024 and net unamortized premiums on loans purchased from and serviced by other financial institutions of $233 thousand and $242 thousand, respectively, at March 31, 2025 and December 31, 2024.

The carrying value of loans excludes accrued interest receivable of $20.8 million and $22.1 million, respectively, as of March 31, 2025 and December 31, 2024.

As of both March 31, 2025 and December 31, 2024, loans amounting to $2.8 billion were pledged as collateral to the FHLB under a blanket pledge agreement and to the FRBB for the discount window. See Note 10 for additional disclosure regarding borrowings.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Past Due Loans
Past due status is based on the contractual payment terms of the loan. The following tables present an aging analysis of past due loans, segregated by class of loans:

(Dollars in thousands)		Days Past Due
March 31, 2025	Current	30-59	60-89	90 or More	Total Past Due	Total Loans
Commercial:
Commercial real estate	$2,134,107	$—	$—	$—	$—	$2,134,107
Commercial & industrial	533,884	6	334	806	1,146	535,030
Total commercial	2,667,991	6	334	806	1,146	2,669,137
Residential Real Estate:
Residential real estate	2,106,868	2,528	2,706	1,205	6,439	2,113,307
Consumer:
Home equity	293,985	1,643	312	623	2,578	296,563
Other	17,171	31	1	—	32	17,203
Total consumer	311,156	1,674	313	623	2,610	313,766
Total loans	$5,086,015	$4,208	$3,353	$2,634	$10,195	$5,096,210

(Dollars in thousands)		Days Past Due
December 31, 2024	Current	30-59	60-89	90 or More	Total Past Due	Total Loans
Commercial:
Commercial real estate	$2,154,504	$—	$—	$—	$—	$2,154,504
Commercial & industrial	541,574	518	382	—	900	542,474
Total commercial	2,696,078	518	382	—	900	2,696,978
Residential Real Estate:
Residential real estate	2,118,430	3,476	1,892	2,373	7,741	2,126,171
Consumer:
Home equity	294,172	1,630	410	907	2,947	297,119
Other	17,176	44	350	—	394	17,570
Total consumer	311,348	1,674	760	907	3,341	314,689
Total loans	$5,125,856	$5,668	$3,034	$3,280	$11,982	$5,137,838

Included in past due loans as of March 31, 2025 and December 31, 2024, were nonaccrual loans of $7.4 million and $6.4 million, respectively. In addition, all loans 90 days or more past due at March 31, 2025 and December 31, 2024 were classified as nonaccrual.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table is a summary of nonaccrual loans, segregated by class of loans:

(Dollars in thousands)	March 31, 2025			December 31, 2024
	Nonaccrual Loans			Nonaccrual Loans
	With an ACL	Without an ACL	Total	With an ACL	Without an ACL	Total
Commercial:
Commercial real estate	$3,257	$4,348	$7,605	$10,053	$—	$10,053
Commercial & industrial	334	806	1,140	515	—	515
Total commercial	3,591	5,154	8,745	10,568	—	10,568
Residential Real Estate:
Residential real estate	10,084	1,018	11,102	9,743	1,024	10,767
Consumer:
Home equity	1,779	—	1,779	1,972	—	1,972
Other	—	—	—	—	—	—
Total consumer	1,779	—	1,779	1,972	—	1,972
Total nonaccrual loans	$15,454	$6,172	$21,626	$22,283	$1,024	$23,307
Accruing loans 90 days or more past due			$—			$—

Nonaccrual loans of $14.3 million and $16.9 million, respectively, at March 31, 2025 and December 31, 2024 were current as to the payment of principal and interest.

As of March 31, 2025 and December 31, 2024, nonaccrual loans secured by one- to four-family residential properties amounting to $1.3 million and $1.0 million, respectively, were in process of foreclosure.

There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at March 31, 2025.

The following table presents interest income recognized on nonaccrual loans:

(Dollars in thousands)	Interest Income Recognized
Three months ended March 31,	2025	2024
Commercial:
Commercial real estate	$—	$—
Commercial & industrial	2	4
Total commercial	2	4
Residential Real Estate:
Residential real estate	153	116
Consumer:
Home equity	37	35
Other	—	—
Total consumer	37	35
Total	$192	$155

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
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

The following table presents the carrying value of TLMs made during the three months ended March 31, 2025, segregated by class of loans and type of concession granted:

(Dollars in thousands)
	Maturity Extension	Other-than-Insignificant Payment Delay	Total	% of Loan Class (1)
Residential Real Estate:
Residential real estate	$—	$1,431	$1,431	—%
Total	$—	$1,431	$1,431	—%
(1)Percentage of TLMs to the total loans outstanding within the respective loan class.

The following table presents the carrying value of TLMs made during the three months ended March 31, 2024, segregated by class of loans and type of concession granted:

(Dollars in thousands)
	Maturity Extension	Other-than-Insignificant Payment Delay	Total	% of Loan Class (1)
Commercial:
Commercial real estate	$—	$—	$—	—%
Commercial & industrial	668	—	668	—
Total commercial	668	—	668	—
Total	$668	$—	$668	—%
(1)Percentage of TLMs to the total loans outstanding within the respective loan class.

The following table describes the financial effect of TLMs made during the three months ended March 31, 2025, segregated by class of loans:

Three months ended March 31, 2025	Financial Effect
Other-than-Insignificant Payment Delay:
Residential real estate	Provided payment delay for a weighted average period of 6 months

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table describes the financial effect of TLMs made during the three months ended March 31, 2024, segregated by class of loans:

Financial Effect
Maturity Extension:
Commercial & industrial	Provided maturity extension for a weighted average period of 120 months

Management closely monitors the performance of TLMs to understand the effectiveness of the modifications. As of the dates indicated, the following tables present an aging analysis of TLMs that have been modified in the past 12 months:

(Dollars in thousands)		Days Past Due
March 31, 2025	Current	30-59	60-89	90 or More	Total Past Due	Total Loans
Commercial:
Commercial real estate	$7,605	$—	$—	$—	$—	$7,605
Commercial & industrial	5,000	—	—	—	—	5,000
Total commercial	12,605	—	—	—	—	12,605
Residential Real Estate:
Residential real estate	1,686	—	—	—	—	1,686
Total loans	$14,291	$—	$—	$—	$—	$14,291

At March 31, 2025, there were no TLMs made in the previous 12 months for which there was a subsequent payment default.

(Dollars in thousands)		Days Past Due
March 31, 2024	Current	30-59	60-89	90 or More	Total Past Due	Total Loans
Commercial:
Commercial real estate	$21,692	$—	$—	$—	$—	$21,692
Commercial & industrial	668	—	—	—	—	668
Total commercial	22,360	—	—	—	—	22,360
Total loans	$22,360	$—	$—	$—	$—	$22,360

At March 31, 2024, there were no TLMs made in the previous 12 months for which there was a subsequent payment default.

There were no significant commitments to lend additional funds to borrowers experiencing financial difficulty whose loans were TLMs at March 31, 2025.

Individually Analyzed Loans
Individually analyzed loans include nonaccrual commercial loans, TLMs, as well as certain other loans based on the underlying risk characteristics and the discretion of management to individually analyze such loans.

As of March 31, 2025 and December 31, 2024, the carrying value of individually analyzed loans amounted to $16.2 million and $16.6 million, respectively.

The carrying value of collateral dependent individually analyzed loans was $11.2 million and $11.6 million, respectively, at March 31, 2025 and December 31, 2024. For collateral dependent loans where management has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and repayment of the loan is to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. See Note 8 for additional disclosure regarding fair value of individually analyzed collateral dependent loans.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents the carrying value of collateral dependent individually analyzed loans:

(Dollars in thousands)	March 31, 2025		December 31, 2024
	Carrying Value	Related Allowance	Carrying Value	Related Allowance
Commercial:
Commercial real estate (1)	$7,605	$423	$10,053	$1,252
Commercial & industrial (2)	1,140	278	515	259
Total commercial	8,745	701	10,568	1,511
Residential Real Estate:
Residential real estate (3)	2,449	—	1,023	—
Total	$11,194	$701	$11,591	$1,511
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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table includes information on credit quality indicators and gross charge-offs for the Corporation’s loan portfolio, segregated by class of loans as of March 31, 2025:

(Dollars in thousands)	Term Loans Amortized Cost by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term Loans	Total
Commercial:
CRE:
Pass	$25,074	$153,946	$449,104	$588,539	$341,127	$514,620	$11,505	$977	$2,084,892
Special mention	—	—	6,319	5,389	—	2,217	—	—	13,925
Classified	—	29,051	—	—	—	6,239	—	—	35,290
Total CRE	25,074	182,997	455,423	593,928	341,127	523,076	11,505	977	2,134,107
Gross charge-offs	—	—	—	—	—	2,450	—	—	2,450

C&I:
Pass	10,120	37,757	50,099	136,744	22,345	187,972	69,286	441	514,764
Special mention	—	808	—	3,555	1,266	7,720	5,625	—	18,974
Classified	—	382	423	—	153	334	—	—	1,292
Total C&I	10,120	38,947	50,522	140,299	23,764	196,026	74,911	441	535,030
Gross charge-offs	7	—	—	—	—	—	—	—	7

Residential Real Estate:
Residential real estate:
Current (1)	25,464	72,611	377,854	736,928	369,409	525,301	—	—	2,107,567
Past due	—	—	395	642	—	5,402	—	—	6,439
Total residential real estate	25,464	72,611	378,249	737,570	369,409	530,703	—	—	2,114,006
Gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer:
Home equity:
Current	3,171	11,899	17,754	12,414	6,035	6,909	223,891	11,912	293,985
Past due	—	—	93	—	—	571	669	1,245	2,578
Total home equity	3,171	11,899	17,847	12,414	6,035	7,480	224,560	13,157	296,563
Gross charge-offs	—	—	—	—	—	—	—	—	—

Other:
Current	1,482	3,441	4,081	2,201	2,125	3,604	237	—	17,171
Past due	31	—	—	—	—	—	1	—	32
Total other	1,513	3,441	4,081	2,201	2,125	3,604	238	—	17,203
Gross charge-offs	65	—	—	—	—	—	—	—	65

Total loans, amortized cost	$65,342	$309,895	$906,122	$1,486,412	$742,460	$1,260,889	$311,214	$14,575	$5,096,909
Total gross charge-offs	$72	$—	$—	$—	$—	$2,450	$—	$—	$2,522
(1)Excludes a $699 thousand negative basis adjustment associated with fair value hedges. See Note 7 for additional disclosure.

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
(1)Excludes a $1.5 million negative basis adjustment associated with fair value hedges. See Note 7 for additional disclosure.

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

The following table presents the activity in the ACL on loans for the three months ended March 31, 2025:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$26,485	$7,277	$33,762	$6,832	$1,031	$335	$1,366	$41,960
Charge-offs	(2,450)	(7)	(2,457)	—	—	(65)	(65)	(2,522)
Recoveries	200	4	204	—	1	13	14	218
Provision	972	382	1,354	(56)	25	77	102	1,400
Ending Balance	$25,207	$7,656	$32,863	$6,776	$1,057	$360	$1,417	$41,056

The following table presents the activity in the ACL on loans for the three months ended March 31, 2024:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$24,144	$8,088	$32,232	$7,403	$1,048	$374	$1,422	$41,057
Charge-offs	—	(8)	(8)	—	—	(62)	(62)	(70)
Recoveries	—	9	9	—	1	8	9	18
Provision	712	(469)	243	632	8	17	25	900
Ending Balance	$24,856	$7,620	$32,476	$8,035	$1,057	$337	$1,394	$41,905

Note 6 - Leases
The Corporation has committed to rent premises used in business operations under non-cancelable operating leases and determines if an arrangement meets the definition of a lease upon inception. Upon commencement of a new lease, a ROU asset and corresponding lease liability is recognized. The Corporation recognizes an adjustment to the ROU asset and lease liability when lease agreements are amended and executed. The discount rate used in determining the present value of lease payments is based on the lessor’s implicit rate in the lease if known or the Corporation’s incremental borrowing rate for borrowing terms similar to the lease upon commencement date. Operating lease ROU assets amounted to $36.0 million and $26.9 million, respectively, as of March 31, 2025 and December 31, 2024. Operating lease liabilities totaled $38.7 million and $29.6 million, respectively, as of March 31, 2025 and December 31, 2024.

In the first quarter of 2025, sales-leaseback transactions were completed for five branch locations and a pre-tax net gain on the sale of the bank-owned properties totaling $7.0 million was recognized in noninterest income. In addition, operating lease ROU assets of $10.0 million and operating lease liabilities of $10.0 million were recorded on the balance sheet. The leases expire in 17 years and include options to renew for two additional 15-year terms.

As of both March 31, 2025 and December 31, 2024, there were no operating leases that had not yet commenced.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents information regarding the Corporation’s operating leases:

	Mar 31, 2025	Dec 31, 2024
Weighted average discount rate	5.27%	3.80%
Range of lease expiration dates	1 month - 22 years	4 months - 23 years
Range of lease renewal options	1 year - 15 years	1 year - 5 years
Weighted average remaining lease term	13.7 years	12.6 years

The following table presents the undiscounted annual lease payments under the terms of the Corporation’s operating leases at March 31, 2025, including a reconciliation to the present value of operating lease liabilities recognized in the Consolidated Balance Sheets:

(Dollars in thousands)
April 1, 2025 to December 31, 2025	$3,582
2026	4,554
2027	4,029
2028	3,707
2029	3,597
2030 and thereafter	35,641
Total operating lease payments	55,110
Less: interest	16,394
Present value of operating lease liabilities (1)	$38,716
(1)Includes short-term operating lease liabilities of $2.9 million.

The following table presents the components of total lease expense and operating cash flows:

(Dollars in thousands)
Three months ended March 31,	2025	2024
Lease Expense:
Operating lease expense	$1,271	$1,123
Variable lease expense	45	40
Total lease expense (1)	$1,316	$1,163
Cash Paid:
Cash paid reducing operating lease liabilities	$1,239	$1,165
(1)Included in net occupancy expenses in the Consolidated Statements of Income.

Note 7 - Derivative Financial Instruments
The Corporation’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Corporation’s known or expected cash receipts and its known or expected cash payments, principally to manage the Corporation’s interest rate risk. Additionally, the Corporation enters into interest rate derivatives to accommodate the business requirements of its customers. Derivatives are measured at fair value.  Derivative assets are included in other assets. and derivative liabilities are included in other liabilities in the Unaudited Consolidated Balance Sheets. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and resulting designation.

Interest Rate Risk Management Agreements
Interest rate risk management agreements, such as swaps, caps, floors, and collars, are used from time to time as part of the Corporation’s interest rate risk management strategy. Interest rate swaps are agreements in which the Corporation and another party agree to exchange interest payments (e.g., fixed-rate for variable-rate payments or variable-rate for fixed-rate payments) computed on a notional principal amount. Interest rate caps and floors represent options purchased by the Corporation to manage the interest rate paid throughout the term of the option contract. An interest rate collar is a derivative instrument that represents simultaneously buying an interest rate cap and selling an interest rate floor. The credit risk

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
associated with these derivative transactions is the risk of default by the counterparty. To minimize this risk, the Corporation enters into interest rate agreements only with highly rated counterparties that management believes to be creditworthy. The notional amounts of these agreements do not represent amounts exchanged by the parties and, thus, are not a measure of the potential loss exposure.

Cash Flow Hedging Instruments
As of March 31, 2025 and December 31, 2024, the Corporation had interest rate swap contracts and an interest rate collar that were designated as cash flow hedges. These cash flow hedges were executed to hedge the interest rate risk associated with short-term borrowings. See Note 10 for additional disclosure on borrowings. The changes in fair value of these derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) and subsequently reclassified to earnings when gains or losses are realized (i.e., in the same period during which the hedged transactions affect earnings.)

The Corporation also had an interest rate swap contract that was designated as a cash flow hedge to hedge the interest rate risk associated with a pool of variable rate commercial loans. On March 31, 2023, the Corporation terminated this interest rate swap contract and the derivative liability was derecognized. The loss on this interest rate swap included in the AOCL component of shareholders’ equity was updated to its termination date fair value of $26.5 million, or $20.1 million after tax. This loss is being amortized into earnings as a reduction of interest income on a straight-line basis over the remaining life of the original interest rate swap term, or through May 1, 2026. At March 31, 2025, the remaining unamortized balance of the loss included in the AOCL component of shareholders’ equity was $9.3 million, or $7.0 million after tax.

Fair Value Hedging Instruments
As of March 31, 2025 and December 31, 2024, the Corporation had interest rate swap contracts that were designated as fair value hedges. The fair value hedges were executed to hedge the interest rate risk associated with a closed-pool of fixed-rate residential real estate loans (the “hedged item”). The hedged item is measured at fair value through a basis adjustment recognized on the balance sheet. The changes in fair value of derivatives designated as fair value hedges, as well as the offsetting changes in fair value of the hedged item are recognized in earnings.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
specified future date, either a specified instrument at a specified price or yield or the net cash equivalent of an underlying instrument. Both interest rate lock commitments and forward sale commitments are derivative financial instruments, but do not meet criteria for hedge accounting and therefore, the changes in fair value of these commitments are recognized in earnings.

The following table presents the notional amounts and fair values of derivative instruments in the Unaudited Consolidated Balance Sheets:

(Dollars in thousands)	March 31, 2025			December 31, 2024
		Fair Value			Fair Value
	Notional Amounts	Derivative Assets	Derivative Liabilities	Notional Amounts	Derivative Assets	Derivative Liabilities
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate swaps (1)	$120,000	$577	$637	$120,000	$1,529	$229
Interest rate collar	50,000	—	39	50,000	—	30
Derivatives Designated as Fair Value Hedging Instruments:
Interest rate risk management contracts:
Interest rate swaps	100,000	698	—	100,000	1,477	—
Derivatives not Designated as Hedging Instruments:
Loan related derivative contracts:
Interest rate contracts with customers	820,536	4,392	39,355	886,912	2,468	51,372
Mirror contracts with counterparties	820,536	39,178	4,468	886,912	51,176	2,529
Risk participation agreements	329,827	36	—	343,935	29	—
Mortgage loan commitments:
Interest rate lock commitments	45,349	819	1	20,238	248	—
Forward sale commitments	79,973	3	794	52,100	163	291
Gross amounts		45,703	45,294		57,090	54,451
Less: amounts offset (2)		5,044	5,044		2,788	2,788
Derivative balances, net of offset		40,659	40,250		54,302	51,663
Less: collateral pledged (3)		—	—		—	—
Net amounts		$40,659	$40,250		$54,302	$51,663
(1)The fair value of derivative assets includes accrued interest receivable of $75 thousand and $120 thousand, respectively, at March 31, 2025 and December 31, 2024. There was no accrued interest payable included in the fair value of derivative liabilities at March 31, 2025 or at December 31, 2024.
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

The following table presents the balance sheet location, carrying value, and cumulative basis adjustment of the hedged item associated with fair value hedges:

(Dollars in thousands)
	March 31, 2025		December 31, 2024
Balance Sheet Location	Carrying Value of Hedged Item (1)	Cumulative Basis Adjustment	Carrying Value of Hedged Item (1)	Cumulative Basis Adjustment
Residential real estate loans	$99,301	($699)	$98,519	($1,481)
(1)Represents the carrying value of the hedged item associated with fair value hedges on a closed-pool of fixed-rate residential real estate loans that are expected to be outstanding for the designated hedged periods. The amortized cost balance of the closed-pool of residential real estate loans used in the fair value hedges was $644.8 million and $733.2 million, respectively, at March 31, 2025 and December 31, 2024.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents the effect of derivative instruments in the Unaudited Consolidated Statements of Changes in Shareholders’ Equity:

(Dollars in thousands)	Amounts Recognized in Other Comprehensive Income (Loss), Net of Tax
Three months ended March 31,	2025	2024
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate swaps	$600	$3,205
Interest rate collar	(7)	—
Total	$593	$3,205

The following table presents the effect of derivative instruments in the Unaudited Consolidated Statements of Income:

(Dollars in thousands)		Amount of Gain (Loss) Recognized in the Unaudited Consolidated Statements of Income
Three months ended March 31,	Statement of Income Location	2025	2024
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate swaps	Interest income: Interest and fees on loans	($2,116)	($2,138)
Interest rate swaps	Interest expense: FHLB advances	193	493
Derivatives Designated as Fair Value Hedging Instruments:
Interest rate risk management contracts:
Interest rate swaps	Interest income: Interest and fees on loans	(779)	—
Hedged item	Interest income: Interest and fees on loans	782	—
Derivatives not Designated as Hedging Instruments:
Loan related derivative contracts:
Interest rate contracts with customers	Loan related derivative income	$9,797	($19,009)
Mirror interest rate contracts with counterparties	Loan related derivative income	(9,728)	19,310
Risk participation agreements	Loan related derivative income	32	(17)
Mortgage loan commitments:
Interest rate lock commitments	Mortgage banking revenues	570	248
Forward sale commitments	Mortgage banking revenues	(639)	66
Total		($1,888)	($1,047)
For derivatives designated as cash flow hedging instruments in the table above, the amounts represent the pre-tax reclassifications from AOCL into earnings.

Note 8 - Fair Value Measurements
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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
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

The following table presents a summary of mortgage loans held for sale accounted for under the fair value option:

(Dollars in thousands)	March 31, 2025	December 31, 2024
Aggregate fair value	$21,953	$21,708
Aggregate principal balance	21,440	21,420
Difference between fair value and principal balance	$513	$288

Changes in fair value of mortgage loans held for sale accounted for under the fair value option election are included in mortgage banking revenues in the Unaudited Consolidated Statements of Income. Changes in fair value amounted to an increase in mortgage banking revenues of $225 thousand for the three months ended March 31, 2025. This compared to a decrease in mortgage banking revenues of $69 thousand for the three months ended March 31, 2024.

There were no mortgage loans held for sale 90 days or more past due as of March 31, 2025 and December 31, 2024.

Valuation Techniques for Items Recorded at Fair Value on a Recurring Basis
Available for Sale Debt Securities
Available for sale debt securities are recorded at fair value on a recurring basis. When available, the Corporation uses quoted market prices to determine the fair value of debt securities; such items are classified as Level 1. There were no Level 1 debt securities held at March 31, 2025 and December 31, 2024.

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

Debt securities not actively traded whose fair value is determined through the use of cash flows utilizing inputs that are unobservable are classified as Level 3. There were no Level 3 debt securities held at March 31, 2025 and December 31, 2024.

Mortgage Loans Held for Sale, at Fair Value
The Corporation has elected the fair value option for mortgage loans that are originated and intended for sale to the secondary market. The fair value is estimated based on current market prices for similar loans in the secondary market and therefore are classified as Level 2 assets.

Derivatives
Interest rate derivative contracts are traded in over-the-counter markets where quoted market prices are not readily available.  Fair value measurements are determined using independent valuation software, which utilizes the present value of future cash flows discounted using market observable inputs such as forward rate assumptions. The Corporation evaluates

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
the credit risk of its counterparties, as well as that of the Corporation.  Accordingly, factors such as the likelihood of default by the Corporation and its counterparties, its net exposures, and remaining contractual life are considered in determining if any fair value adjustments related to credit risk are required.  Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of collateral securing the position, if any. The Corporation has determined that the majority of the inputs used to value its derivative positions fall within Level 2 of the fair value hierarchy. However, the credit valuation adjustments utilize Level 3 inputs. As of March 31, 2025 and December 31, 2024, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Corporation has classified its derivative valuations in their entirety as Level 2.

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

Items Recorded at Fair Value on a Recurring Basis
The following tables present the balances of assets and liabilities reported at fair value on a recurring basis:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2025
Assets:
Available for sale debt securities:
Obligations of U.S. government agencies and U.S government sponsored enterprises	$39,252	$—	$39,252	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	855,560	—	855,560	—
Obligations of states and political subdivisions	642	—	642	—
Individual name issuer trust preferred debt securities	9,249	—	9,249	—
Corporate bonds	12,842	—	12,842	—
Mortgage loans held for sale	21,953	—	21,953	—
Derivative assets	40,659	—	40,659	—
Total assets at fair value on a recurring basis	$980,157	$—	$980,157	$—
Liabilities:
Derivative liabilities	$40,250	$—	$40,250	$—
Total liabilities at fair value on a recurring basis	$40,250	$—	$40,250	$—

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2024
Assets:
Available for sale debt securities:
Obligations of U.S. government agencies and U.S government sponsored enterprises	$38,612	$—	$38,612	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	855,147	—	855,147	—
Obligations of states and political subdivisions	655	—	655	—
Individual name issuer trust preferred debt securities	9,221	—	9,221	—
Corporate bonds	12,670	—	12,670	—
Mortgage loans held for sale	21,708	—	21,708	—
Derivative assets	54,302	—	54,302	—
Total assets at fair value on a recurring basis	$992,315	$—	$992,315	$—
Liabilities:
Derivative liabilities	$51,663	$—	$51,663	$—
Total liabilities at fair value on a recurring basis	$51,663	$—	$51,663	$—

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

Mortgage Loans Held for Sale, at Lower of Cost or Market
Pursuant to the terms of a sales agreement effective December 30, 2024, the Bank had committed to sell residential mortgage loans with an amortized cost balance of $344.6 million that were held in portfolio. These loans were reclassified to held for sale and written down to a fair value of $281.7 million in December 2024. The fair value of these loans was based on the terms of the sales agreement with an unrelated third party and therefore are categorized as Level 2. The sale of these loans was completed on January 24, 2025.

Items Recorded at Fair Value on a Nonrecurring Basis
The following table presents the carrying value of assets held at March 31, 2025, which were written down to fair value during the three months ended March 31, 2025:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Collateral dependent individually analyzed loans	$4,405	$—	$—	$4,405
Total assets at fair value on a nonrecurring basis	$4,405	$—	$—	$4,405

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents the carrying value of assets held at December 31, 2024, which were written down to fair value during the year ended December 31, 2024.

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral dependent individually analyzed loans	$9,057	$—	$—	$9,057
Mortgage loans held for sale, at lower of cost or market	281,706	—	281,706	—
Total assets at fair value on a nonrecurring basis	$290,763	$—	$281,706	$9,057

The following tables present valuation techniques and unobservable inputs for assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
March 31, 2025
Collateral dependent individually analyzed loans	$4,405	Appraisals of collateral	Discount for costs to sell	14% - 15% (15%)
			Appraisal adjustments	0% - 60% (3%)

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Inputs Utilized (Weighted Average)
December 31, 2024
Collateral dependent individually analyzed loans	$9,057	Appraisals of collateral	Discount for costs to sell	14% - 49% (16%)
			Appraisal adjustments	0% - 10% (7%)

Items for which Fair Value is Only Disclosed
The estimated fair values and related carrying amounts for financial instruments for which fair value is only disclosed are presented in the tables below:

(Dollars in thousands)
March 31, 2025	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$120,239	$120,239	$120,239	$—	$—
Loans, net of allowance for credit losses on loans (1)	5,055,154	4,850,461	—	—	4,850,461
FHLB stock	38,899	38,899	—	38,899	—
Investment in BOLI	107,546	107,546	—	107,546	—

Financial Liabilities:
Non-maturity deposits	$3,799,971	$3,799,971	$—	$3,799,971	$—
Time deposits	1,240,610	1,234,345	—	1,234,345	—
FHLB advances	850,000	853,446	—	853,446	—
Junior subordinated debentures	22,681	19,416	—	19,416	—
(1)The estimated fair value excludes a $699 thousand negative basis adjustment associated with fair value hedges. See Note 7 for additional disclosure.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)
December 31, 2024	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$113,889	$113,889	$113,889	$—	$—
Loans, net of allowance for credit losses on loans (1)	5,095,878	4,952,110	—	—	4,952,110
FHLB stock	49,817	49,817	—	49,817	—
Investment in BOLI	106,777	106,777	—	106,777	—

Financial Liabilities:
Non-maturity deposits	$3,626,152	$3,626,152	$—	$3,626,152	$—
Time deposits	1,489,648	1,479,267	—	1,479,267	—
FHLB advances	1,125,000	1,125,819	—	1,125,819	—
Junior subordinated debentures	22,681	19,602	—	19,602	—
(1)The estimated fair value excludes a $1.5 million negative basis adjustment associated with fair value hedges. See Note 7 for additional disclosure.

Note 9 - Deposits
The following table presents a summary of deposits:

(Dollars in thousands)	March 31, 2025	December 31, 2024
Noninterest-bearing:
Noninterest-bearing demand deposits	$625,590	$661,776
Interest-bearing:
Interest-bearing demand deposits	654,599	592,904
NOW accounts	686,666	692,812
Money market accounts	1,202,703	1,154,745
Savings accounts	630,413	523,915
Time deposits (1)	1,240,610	1,489,648
Total interest-bearing deposits	4,414,991	4,454,024
Total deposits	$5,040,581	$5,115,800
(1)Includes wholesale brokered time deposit balances of $27.2 million and $297.5 million, respectively, as of March 31, 2025 and December 31, 2024.

The following table presents scheduled maturities of time certificates of deposit:

(Dollars in thousands)	Scheduled Maturity	Weighted Average Rate
April 1, 2025 to December 31, 2025	$932,475	3.94%
2026	223,777	3.48
2027	51,151	3.02
2028	25,683	3.70
2029	5,941	2.80
2030 and thereafter	1,583	1.92
Balance at March 31, 2025	$1,240,610	3.80%

Time certificates of deposit in denominations of $250 thousand or more totaled $362.3 million and $353.9 million,

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
respectively, at March 31, 2025 and December 31, 2024.

Note 10 - Borrowings
Advances payable to the FHLB amounted to $850.0 million and $1.1 billion, respectively, at March 31, 2025 and December 31, 2024. See Note 7 for additional disclosure on derivatives designated as cash flow hedges to hedge the interest rate risk associated with short-term FHLB advances.

The Bank pledges certain qualified investment securities and loans as collateral to the FHLB. As of March 31, 2025 and December 31, 2024, the Bank had available borrowing capacity of $1.0 billion and $753.0 million, respectively, with the FHLB.

In addition, the Bank had access to a $40.0 million unused line of credit with the FHLB at both March 31, 2025 and December 31, 2024. Furthermore, the Bank had standby letters of credit with the FHLB of $66.0 million at both March 31, 2025 and December 31, 2024 to collateralize institutional deposits.

The following table presents maturities and weighted average interest rates on FHLB advances outstanding as of March 31, 2025:

(Dollars in thousands)	Scheduled Maturity	Weighted Average Rate
April 1, 2025 to December 31, 2025	$475,000	4.77%
2026	165,000	4.54
2027	45,000	4.24
2028	85,000	4.35
2029	80,000	3.82
2030 and thereafter	—	—
Balance at March 31, 2025	$850,000	4.57%

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Note 11 - Shareholders' Equity
Regulatory Capital Requirements
Capital levels at March 31, 2025 exceeded the regulatory minimum levels to be considered “well capitalized.”

The following table presents the Corporation’s and the Bank’s actual capital amounts and ratios, as well as the corresponding minimum and well capitalized regulatory amounts and ratios that were in effect during the respective periods:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2025
Total Capital (to Risk-Weighted Assets):
Corporation	$619,238	13.13%	$377,420	8.00%	N/A	N/A
Bank	613,684	13.01	377,218	8.00	$471,523	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	576,942	12.23	283,065	6.00	N/A	N/A
Bank	571,388	12.12	282,914	6.00	377,218	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
Corporation	554,945	11.76	212,299	4.50	N/A	N/A
Bank	571,388	12.12	212,185	4.50	306,490	6.50
Tier 1 Capital (to Average Assets): (1)
Corporation	576,942	8.45	273,007	4.00	N/A	N/A
Bank	571,388	8.38	272,892	4.00	341,115	5.00

December 31, 2024
Total Capital (to Risk-Weighted Assets):
Corporation	617,762	12.47	396,309	8.00	N/A	N/A
Bank	612,603	12.37	396,150	8.00	495,187	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	576,731	11.64	297,232	6.00	N/A	N/A
Bank	571,572	11.54	297,112	6.00	396,150	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
Corporation	554,734	11.20	222,924	4.50	N/A	N/A
Bank	571,572	11.54	222,834	4.50	321,872	6.50
Tier 1 Capital (to Average Assets): (1)
Corporation	576,731	8.13	283,730	4.00	N/A	N/A
Bank	571,572	8.06	283,628	4.00	354,536	5.00
(1)    Leverage ratio.

In addition to the minimum regulatory capital required for capital adequacy outlined in the table above, the Corporation and the Bank are required to maintain a minimum capital conservation buffer, in the form of common equity, of 2.50%, resulting in a requirement for the Corporation and the Bank to effectively maintain total capital, Tier 1 capital, and common equity Tier 1 capital ratios of 10.50%, 8.50%, and 7.00%, respectively. The Corporation and the Bank must maintain the capital conservation buffer to avoid restrictions on the ability to pay dividends and discretionary bonuses. The Corporation’s and the Bank’s capital levels exceeded the minimum regulatory capital requirements plus the capital conservation buffer at March 31, 2025 and December 31, 2024.

The Bancorp owns the common stock of two capital trusts, which have issued trust preferred securities. In accordance with GAAP, the capital trusts are treated as unconsolidated subsidiaries. At both March 31, 2025 and December 31, 2024, $22.0 million in trust preferred securities were included in the Tier 1 capital of the Corporation for regulatory capital reporting purposes pursuant to the capital adequacy guidelines of the Federal Reserve.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
In accordance with regulatory capital rules, the Corporation elected the option to delay the estimated impact of ASC 326 on its regulatory capital over a two-year deferral and subsequent three-year transition period ending December 31, 2024. As a result, the December  31, 2024 capital ratios in the table above excluded the full impact of the increased ACL on loans and unfunded loan commitments attributed to the adoption of ASC 326, adjusted for an approximation of the after-tax provision for credit losses attributable to ASC 326 relative to the incurred loss methodology during the two-year deferral period. The cumulative difference quantified at the end of the deferral period was fully phased-in to regulatory capital on January 1, 2025.

Note 12 - Revenue from Contracts with Customers
The following tables summarize total revenues as presented in the Unaudited Consolidated Statements of Income and the related amounts that are from contracts with customers within the scope of ASC 606. As shown below, a substantial portion of our revenues are specifically excluded from the scope of ASC 606.

For the three months ended March 31,	2025		2024
(Dollars in thousands)	Revenue (1)	ASC 606 Revenue (2)	Revenue (1)	ASC 606 Revenue (2)
Net interest income	$36,422	$—	$31,665	$—
Noninterest income:
Wealth management revenues	9,891	9,891	9,338	9,338
Mortgage banking revenues	2,304	—	2,506	—
Card interchange fees	1,509	1,509	1,145	1,145
Service charges on deposit accounts	744	744	685	685
Loan related derivative income	101	—	284	—
Income from bank-owned life insurance	769	—	739	—
Gain on sale of bank-owned properties, net (3)	6,994	6,994	—	—
Other income	331	264	2,466	270
Total noninterest income	22,643	19,402	17,163	11,438
Total revenues	$59,065	$19,402	$48,828	$11,438
(1)As reported in the Unaudited Consolidated Statements of Income.
(2)Revenue from contracts with customers in scope of ASC 606.
(3)Included herein in accordance with sales-leaseback transaction provisions of ASC 842 and ASC 606.

The following table presents revenue from contracts with customers based on the timing of revenue recognition:

(Dollars in thousands)
Three months ended March 31,	2025	2024
Revenue recognized at a point in time:
Card interchange fees	$1,509	$1,145
Service charges on deposit accounts	463	425
Gain on sale of bank-owned properties, net	6,994	—
Other income	204	211
Revenue recognized over time:
Wealth management revenues	9,891	9,338
Service charges on deposit accounts	281	260
Other income	60	59
Total revenues from contracts with customers in scope of ASC 606	$19,402	$11,438

Receivables for revenue from contracts with customers primarily consist of amounts due for wealth management services performed for which the Corporation’s performance obligations have been fully satisfied. Receivables amounted to $5.9 million and $6.0 million, respectively, at March 31, 2025 and December 31, 2024 and were included in other assets in the Unaudited Consolidated Balance Sheets.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Deferred revenues, which are considered contract liabilities under ASC 606, represent advance consideration received from customers for which the Corporation has a remaining performance obligation to fulfill. Contract liabilities are recognized as revenue over the life of the contract as the performance obligations are satisfied. The balances of contract liabilities were insignificant at both March 31, 2025 and December 31, 2024 and were included in other liabilities in the Unaudited Consolidated Balance Sheets.

For commissions and incentives that are in scope of ASC 606, such as those paid to employees in our wealth management services and commercial banking segments in order to obtain customer contracts, contract cost assets are established. The contract cost assets are capitalized and amortized over the estimated useful life that the asset is expected to generate benefits. The carrying value of contract cost assets amounted to $2.0 million and $2.1 million, respectively at March 31, 2025 and December 31, 2024 and were included in other assets in the Unaudited Consolidated Balance Sheets. The amortization of contract cost assets is recorded within salaries and employee benefits expense in the Unaudited Consolidated Statements of Income.

Note 13 - Defined Benefit Pension Plans
Washington Trust maintained a qualified pension plan for the benefit of certain eligible employees who were hired prior to October 1, 2007. Washington Trust also has non-qualified retirement plans to provide supplemental retirement benefits to certain employees, as defined in the plans. These defined benefit pension plans were previously amended to freeze benefit accruals after a 10-year transition period, which ended in December 2023.

In the fourth quarter of 2023, the Corporation’s Board of Directors approved a resolution to terminate the qualified pension plan, and participants were notified of the termination. In the first quarter of 2025, the qualified pension plan liability was settled after plan assets were distributed through a combination of lump sum payments to participants and the purchase of a group annuity contract from a highly-rated insurance company. This resulted in a pre-tax non-cash pension settlement charge of $6.4 million being recognized in noninterest expenses in the first quarter of 2025. The settlement charge included the recognition of pre-tax actuarial losses accumulated in AOCL and the effects of the remeasurement of plan assets and liabilities upon settlement. As a result of the plan’s over-funded status, remaining surplus plan assets of approximately $10.3 million are expected to be transferred directly to the Corporation’s 401(k) Plan (a qualified replacement plan) to fund future non-elective employer contributions.

The following table presents components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss), on a pre-tax basis:

(Dollars in thousands)	Qualified Pension Plan		Non-Qualified Retirement Plans
Three months ended March 31,	2025	2024	2025	2024
Net Periodic Benefit Cost:
Service cost (1)	$—	$125	$—	$—
Interest cost (2)	15	833	163	162
Expected return on plan assets (2)	(34)	(1,028)	—	—
Recognized net actuarial loss (2)	—	—	29	31
Net periodic benefit cost before settlement	(19)	(70)	192	193
Pension plan settlement charge	6,436	—	—	—
Net periodic benefit cost	$6,417	($70)	$192	$193
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

The Commercial Banking segment includes commercial, residential, and consumer lending activities; mortgage banking activities; deposit generation; cash management services; other banking activities, including customer support and the operation of ATMs, telephone banking, internet banking, and mobile banking services; as well as investment portfolio and wholesale funding activities.

Wealth management services and operations are provided through the Bank and its registered investment adviser subsidiary. The Wealth Management Services segment provides investment management; holistic financial planning services; personal trust and estate services, including services as trustee, personal representative, and custodian; settlement of decedents’ estates; and institutional trust services, including custody and fiduciary services.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following tables presents the components of net income, as well as other supplemental information for Washington Trust’s reportable business segments:

(Dollars in thousands)	Commercial Banking		Wealth Management Services		Consolidated Total
Three months ended March 31,	2025	2024	2025	2024	2025	2024
Total interest income and dividend income	$79,463	$85,256	$—	$—	$79,463	$85,256
Total interest expense	43,041	53,591	—	—	43,041	53,591
Net interest income	36,422	31,665	—	—	36,422	31,665
Provision for credit losses	1,200	700	—	—	1,200	700
Net interest income after provision for credit losses	35,222	30,965	—	—	35,222	30,965
Noninterest income	12,635	5,572	10,008	11,591	22,643	17,163
Noninterest expenses:
Salaries and employee benefits	16,979	16,570	5,443	5,205	22,422	21,775
Outsourced services	3,265	2,848	1,081	932	4,346	3,780
Net occupancy	2,471	2,306	270	255	2,741	2,561
Equipment	815	901	76	119	891	1,020
Legal, audit and professional fees	527	590	223	116	750	706
FDIC deposit insurance costs	1,262	1,441	—	—	1,262	1,441
Advertising and promotion	348	466	62	82	410	548
Amortization of intangibles	—	—	204	208	204	208
Other expenses	6,879	1,911	2,291	413	9,170	2,324
Total noninterest expenses	32,546	27,033	9,650	7,330	42,196	34,363
Income before income taxes	15,311	9,504	358	4,261	15,669	13,765
Income tax expense	3,347	1,906	143	923	3,490	2,829
Net income	$11,964	$7,598	$215	$3,338	$12,179	$10,936

Supplemental Information:
Total assets at period end	$6,525,532	$7,190,644	$60,483	$58,480	$6,586,015	$7,249,124
Expenditures for long-lived assets	87	556	1	70	88	626
Depreciation expense (1)	808	892	86	109	894	1,001
(1)Included in net occupancy and equipment expenses in the table above.

For the three months ended March 31, 2025, noninterest income for the Commercial Banking segment included a $7.0 million net gain associated with sales-leaseback transactions that were completed for five branch locations. See additional disclosure regarding the sale-leaseback transactions in Note 6.

Also, for the three months ended March 31, 2025, total other expenses included a $6.4 million pension plan settlement charge, of which $4.9 million was included in the Commercial Banking segment and $1.5 million was included in the Wealth Management Services segment. See additional disclosure regarding the pension plan settlement charge in Note 13.

For the three months ended March 31, 2024, noninterest income for the Wealth Management Services segment included income of $2.1 million associated with a litigation settlement.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Note 15 - Other Comprehensive Income (Loss)
The following table presents the activity in other comprehensive income (loss):

Three months ended March 31,	2025			2024
(Dollars in thousands)	Pre-tax Amounts	Income Tax Benefit (Expense)	Net of Tax	Pre-tax Amounts	Income Tax Benefit (Expense)	Net of Tax
Available for Sale Debt Securities:
Change in fair value of available for sale debt securities	$16,896	($4,266)	$12,630	($14,748)	$3,760	($10,988)
Cash Flow Hedges:
Change in fair value of cash flow hedges	(1,130)	286	(844)	2,656	(677)	1,979
Net cash flow hedge losses reclassified into earnings	1,923	(486)	1,437	1,645	(419)	1,226
Net change in fair value of cash flow hedges	793	(200)	593	4,301	(1,096)	3,205
Defined Benefit Plan Obligations:
Defined benefit plan obligation remeasurement	2,665	(728)	1,937	—	—	—
Pension plan settlement charge reclassified into earnings	6,436	(1,625)	4,811	—	—	—
Amortization of net actuarial losses into earnings	29	(8)	21	31	(8)	23
Net change in defined benefit plan obligations	9,130	(2,361)	6,769	31	(8)	23
Total other comprehensive income (loss)	$26,819	($6,827)	$19,992	($10,416)	$2,656	($7,760)

The following table presents the changes in AOCL by component, net of tax:

(Dollars in thousands)	Net Unrealized Losses on Available For Sale Debt Securities	Net Unrealized Losses on Cash Flow Hedges	Net Unrealized Losses on Defined Benefit Plan Obligations	Total
For the three months ended March 31, 2025
Balance at December 31, 2024	($102,439)	($7,938)	($8,794)	($119,171)
Other comprehensive income (loss) before reclassifications	12,630	(844)	1,937	13,723
Amounts reclassified from AOCL	—	1,437	4,832	6,269
Net other comprehensive income	12,630	593	6,769	19,992
Balance at March 31, 2025	($89,809)	($7,345)	($2,025)	($99,179)

(Dollars in thousands)	Net Unrealized Losses on Available For Sale Debt Securities	Net Unrealized Losses on Cash Flow Hedges	Net Unrealized Losses on Defined Benefit Plan Obligations	Total
For the three months ended March 31, 2024
Balance at December 31, 2023	($116,591)	($15,619)	($8,943)	($141,153)
Other comprehensive (loss) income before reclassifications	(10,988)	1,979	—	(9,009)
Amounts reclassified from AOCL	—	1,226	23	1,249
Net other comprehensive (loss) income	(10,988)	3,205	23	(7,760)
Balance at March 31, 2024	($127,579)	($12,414)	($8,920)	($148,913)

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Note 16 - Earnings per Common Share
The following table presents the calculation of EPS:

(Dollars and shares in thousands, except per share amounts)
Three months ended March 31,	2025	2024
Earnings for basic and diluted EPS calculations:
Net income	$12,179	$10,936
Less: dividends and undistributed earnings allocated to participating securities	—	(12)
Net income available to common shareholders	$12,179	$10,924

Shares for basic and diluted EPS calculations:
Weighted average common shares outstanding for basic EPS	19,276	17,033
Dilutive effect of common stock equivalents	94	41
Weighted average common and potential common shares outstanding for diluted EPS	19,370	17,074

EPS:
Basic earnings per common share	$0.63	$0.64
Diluted earnings per common share	$0.63	$0.64

Awards excluded from the calculation of diluted EPS:
Weighted average anti-dilutive common stock equivalents (1)	388	464
(1)For the three months ended 2025 and 2024, weighted average anti-dilutive common stock equivalents represent share-based compensation awards not included in the calculation of common shares outstanding for purposes of calculating diluted EPS as the grant prices were greater than the average market price of Bancorp’s common stock, and therefore were anti-dilutive.

Note 17 - Commitments and Contingencies
Financial Instruments with Off-Balance Sheet Risk
The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to manage the Corporation’s exposure to fluctuations in interest rates.  These financial instruments include commitments to extend credit and standby letters of credit, as well as derivative financial instruments, such as mortgage loan commitments, loan related derivative contracts and interest rate risk management contracts.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Unaudited Consolidated Balance Sheets.  The contract or notional amounts of these instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments. See Note 7 for additional disclosure pertaining to derivative financial instruments.

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

Standby Letters of Credit
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These standby letters of credit are primarily issued to support the financing needs of the Bank’s commercial customers. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral supporting those commitments is essentially the same as for other commitments. Most standby letters of credit extend for one year. At March 31, 2025 and December 31, 2024, there were no liabilities to beneficiaries resulting from standby letters of credit. Should the Corporation be required to make payments to the beneficiary, repayment from the customer to the Corporation is required.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following table presents the contractual and notional amounts of financial instruments with off-balance sheet risk:

(Dollars in thousands)	March 31, 2025	December 31, 2024
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$957,935	$968,858
Standby letters of credit	12,750	12,455

ACL on Unfunded Commitments
The ACL on unfunded commitments is management’s estimate of expected lifetime credit losses over the expected contractual term in which the Corporation is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Corporation.

The activity in the ACL on unfunded commitments for the three months ended March 31, 2025 is presented below:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$822	$589	$1,411	$18	$—	$11	$11	$1,440
Provision	(128)	(71)	(199)	(1)	—	—	—	(200)
Ending Balance	$694	$518	$1,212	$17	$—	$11	$11	$1,240

The activity in the ACL on unfunded commitments for the three months ended March 31, 2024 is presented below:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$1,091	$822	$1,913	$15	$—	$12	$12	$1,940
Provision	(148)	(51)	(199)	—	—	(1)	(1)	(200)
Ending Balance	$943	$771	$1,714	$15	$—	$11	$11	$1,740

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

Management's Discussion and Analysis
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Corporation’s Audited Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2024, and in conjunction with the condensed Unaudited Consolidated Financial Statements and notes thereto included in Item 1 of this report.  Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results for the full-year ended December 31, 2025 or any future period.

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

Some of the factors that might cause these differences include the following:
•changes in general business and economic conditions (including the impact of recently imposed tariffs by the U.S. Administration and foreign governments, inflation and concerns about liquidity) on a national basis and in the local markets in which we operate;
•interest rate changes or volatility, as well as changes in the balance and mix of loans and deposits;
•changes in customer behavior due to political, business and economic conditions;
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

In addition, the factors described under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as updated by our Quarterly Reports on Form 10-Q and other filings submitted to the SEC, may result in these differences.  You should carefully review all of these factors and you should be aware that there may be other factors that could cause these differences.  These forward-looking statements were based on information, plans, and estimates at the date of this report, and we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

Management's Discussion and Analysis
Non-GAAP Financial Measures and Reconciliation to GAAP
In addition to evaluating the Corporation’s results of operations in accordance with GAAP, management supplements this evaluation with an analysis of certain non-GAAP financial measures, such as adjusted noninterest income, adjusted noninterest expense, adjusted income before income taxes, adjusted income tax expense, adjusted effective tax rate, adjusted net income, adjusted net income available to common shareholders, adjusted diluted earnings per common share, adjusted return on average assets and adjusted return on average equity.

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

Management's Discussion and Analysis
The following table presents adjusted noninterest income, adjusted noninterest expense, adjusted income before income taxes, adjusted income tax expense, adjusted effective tax rate, adjusted net income, and adjusted net income available to common shareholders:

(Dollars in thousands, except per share amounts)
Three months ended March 31,	2025	2024
Adjusted Noninterest Income:
Noninterest income, as reported	$22,643	$17,163
Less adjustments:
Gain on sale of bank-owned properties, net	6,994	—
Litigation settlement income	—	2,100
Total adjustments, pre-tax	6,994	2,100
Adjusted noninterest income (non-GAAP)	$15,649	$15,063

Adjusted Noninterest Expense:
Noninterest expense, as reported	$42,196	$34,363
Less adjustments:
Pension plan settlement charge	6,436	—
Total adjustments, pre-tax	6,436	—
Adjusted noninterest expense (non-GAAP)	$35,760	$34,363

Adjusted Income Before Income Taxes:
Income before income taxes	$15,669	$13,765
Less: total adjustments, pre-tax	558	2,100
Adjusted income before income taxes (non-GAAP)	$15,111	$11,665

Adjusted Income Tax Expense:
Income tax expense, as reported	$3,490	$2,829
Less: tax on total adjustments	141	530
Adjusted income tax expense (non-GAAP)	$3,349	$2,299

Adjusted Effective Tax Rate:
Effective tax rate (1)	22.3%	20.6%
Less: impact of total adjustments	0.1	0.9
Adjusted effective tax rate (non-GAAP) (2)	22.2%	19.7%

Adjusted Net Income:
Net income, as reported	$12,179	$10,936
Less: total adjustments, after-tax	417	1,570
Adjusted net income (non-GAAP)	$11,762	$9,366

Adjusted Net Income Available to Common Shareholders:
Net income available to common shareholders, as reported	$12,179	$10,924
Less: total adjustments available to common shareholders, after-tax	417	1,568
Adjusted net income available to common shareholders (non-GAAP)	$11,762	$9,356
(1)Calculated as income tax expense divided by income before income taxes.
(2)Calculated as income tax expense, adjusted for the tax impact of the adjustments as outlined in the table above, divided by income before income taxes, adjusted for the pre-tax impact of the adjustments as outlined in the table above.

Management's Discussion and Analysis
The following table presents adjusted diluted earnings per common share:

(Dollars in thousands, except per share amounts)
Three months ended March 31,	2025	2024
Adjusted Diluted Earnings per Common Share:
Diluted earnings per common share, as reported (1)	$0.63	$0.64
Less: impact of total adjustments	0.02	0.09
Adjusted diluted earnings per common share (non-GAAP) (2)	$0.61	$0.55
(1)Net income available to common shareholders divided by weighted average diluted common and potential shares outstanding.
(2)Net income available to common shareholders, adjusted for the after-tax impact of adjustments as outlined in the table above, divided by weighted average diluted common and potential shares outstanding.

The following table presents adjusted return on average assets and adjusted return on average equity:

(Dollars in thousands)
Three months ended March 31,	2025	2024
Adjusted Return on Average Assets (1):
Net income, as reported	$12,179	$10,936
Less: total adjustments, after-tax	417	1,570
Adjusted net income (non-GAAP)	11,762	9,366

Total average assets, as reported	6,765,057	7,231,835

Return on average assets (2)	0.73%	0.61%
Adjusted return on average assets (non-GAAP) (3)	0.71%	0.52%

Adjusted Return on Average Equity (1):
Net income available to common shareholders, as reported	$12,179	$10,924
Less: total adjustments, after-tax	417	1,568
Adjusted net income available to common shareholders (non-GAAP)	11,762	9,356

Total average equity, as reported	513,048	471,096

Return on average equity (4)	9.63%	9.33%
Adjusted return on average equity (non-GAAP) (5)	9.30%	7.99%
(1)Annualized based on the actual number of days in the period.
(2)Net income divided by total average assets.
(3)Net income, adjusted for the after-tax impact of adjustments as outlined in the table above, divided by total average assets.
(4)Net income available to common shareholders divided by total average equity.
(5)Net income available to common shareholders, adjusted for the after-tax impact of adjustments as outlined in the table above, divided by total average equity.

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

For additional factors that could adversely impact Washington Trust’s future results of operations and financial condition, see Part II, Item 1A below and the section labeled “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as updated by our Quarterly Reports on Form 10-Q and other filings submitted to the SEC.

Management's Discussion and Analysis
Results of Operations
Summary
The following table presents a summarized consolidated statement of operations:

(Dollars in thousands)
			Change
Three months ended March 31,	2025	2024	$	%
Net interest income	$36,422	$31,665	$4,757	15%
Noninterest income	22,643	17,163	5,480	32
Total revenues	59,065	48,828	10,237	21
Provision for credit losses	1,200	700	500	71
Noninterest expense	42,196	34,363	7,833	23
Income before income taxes	15,669	13,765	1,904	14
Income tax expense	3,490	2,829	661	23
Net income	$12,179	$10,936	$1,243	11%
Adjusted net income (non-GAAP)	$11,762	$9,366	$2,396	26%

Net income totaled $12.2 million for the three months ended March 31, 2025, compared to $10.9 million reported for the same period in 2024. These results included the following:
•In the first quarter of 2025, sales-leaseback transactions were completed for five branch locations and a pre-tax net gain on the sale of the bank-owned properties totaling $7.0 million was recognized within noninterest income.
•Also in the first quarter of 2025 and in connection with the termination of the Corporation's qualified pension plan, a pre-tax non-cash pension plan settlement charge of $6.4 million was recognized within noninterest expenses.
•In the first quarter of 2024, noninterest income included income of $2.1 million associated with a litigation settlement.
Excluding these items, adjusted net income (non-GAAP) for the three months ended March 31, 2025 was $11.8 million, compared to $9.4 million for the same period in 2024, up by $2.4 million, or 26%. This increase was driven by an increase in net interest income.

The following table presents a summary of performance metrics and ratios:

Three months ended March 31,	2025	2024
Diluted earnings per common share	$0.63	$0.64
Adjusted diluted earnings per common share (non-GAAP)	$0.61	$0.55
Return on average assets (net income divided by average assets)	0.73%	0.61%
Adjusted return on average assets (non-GAAP)	0.71%	0.52%
Return on average equity (net income available for common shareholders divided by average equity)	9.63%	9.33%
Adjusted return on average equity (non-GAAP)	9.30%	7.99%

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

Three months ended March 31,	2025			2024			Change
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Cash, federal funds sold, and short-term investments	$185,724	$1,993	4.35%	$78,992	$1,196	6.09%	$106,732	$797	(1.74%)
Mortgage loans held for sale	105,253	958	3.69	15,452	255	6.64	89,801	703	(2.95)
Taxable debt securities	1,042,687	8,827	3.43	1,146,454	7,096	2.49	(103,767)	1,731	0.94
Nontaxable debt securities	650	8	4.99	—	—	—	650	8	4.99
Total securities	1,043,337	8,835	3.43	1,146,454	7,096	2.49	(103,117)	1,739	0.94
FHLB stock	43,491	1,022	9.53	53,858	1,073	8.01	(10,367)	(51)	1.52
Commercial real estate	2,138,301	30,354	5.76	2,140,887	34,220	6.43	(2,586)	(3,866)	(0.67)
Commercial & industrial	538,083	7,874	5.93	610,747	9,892	6.51	(72,664)	(2,018)	(0.58)
Total commercial	2,676,384	38,228	5.79	2,751,634	44,112	6.45	(75,250)	(5,884)	(0.66)
Residential real estate	2,120,452	23,354	4.47	2,592,769	26,531	4.12	(472,317)	(3,177)	0.35
Home equity	296,735	5,061	6.92	310,231	5,004	6.49	(13,496)	57	0.43
Other	17,349	217	5.07	19,112	212	4.46	(1,763)	5	0.61
Total consumer	314,084	5,278	6.82	329,343	5,216	6.37	(15,259)	62	0.45
Total loans	5,110,920	66,860	5.31	5,673,746	75,859	5.38	(562,826)	(8,999)	(0.07)
Total interest-earning assets	6,488,725	79,668	4.98	6,968,502	85,479	4.93	(479,777)	(5,811)	0.05
Noninterest-earning assets	276,332			263,333			12,999
Total assets	$6,765,057			$7,231,835			($466,778)
Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits (in-market)	$628,490	$5,876	3.79%	$506,239	$5,706	4.53%	$122,251	$170	(0.74%)
NOW accounts	679,138	343	0.20	720,918	375	0.21	(41,780)	(32)	(0.01)
Money market accounts	1,232,042	10,028	3.30	1,107,591	10,417	3.78	124,451	(389)	(0.48)
Savings accounts	564,002	1,851	1.33	490,268	752	0.62	73,734	1,099	0.71
Time deposits (in-market)	1,204,779	11,304	3.81	1,149,442	11,720	4.10	55,337	(416)	(0.29)
Interest-bearing in-market deposits	4,308,451	29,402	2.77	3,974,458	28,970	2.93	333,993	432	(0.16)
Wholesale brokered time deposits	188,386	2,346	5.05	699,605	9,077	5.22	(511,219)	(6,731)	(0.17)
Total interest-bearing deposits	4,496,837	31,748	2.86	4,674,063	38,047	3.27	(177,226)	(6,299)	(0.41)
FHLB advances	959,889	10,946	4.62	1,239,945	15,138	4.91	(280,056)	(4,192)	(0.29)
Junior subordinated debentures	22,681	347	6.20	22,681	406	7.20	—	(59)	(1.00)
Total interest-bearing liabilities	5,479,407	43,041	3.19	5,936,689	53,591	3.63	(457,282)	(10,550)	(0.44)
Noninterest-bearing demand deposits	620,849			664,656			(43,807)
Other liabilities	151,753			159,394			(7,641)
Shareholders’ equity	513,048			471,096			41,952
Total liabilities and shareholders’ equity	$6,765,057			$7,231,835			($466,778)
Net interest income (FTE)		$36,627			$31,888			$4,739
Interest rate spread			1.79%			1.30%			0.49%
Net interest margin			2.29%			1.84%			0.45%

Management's Discussion and Analysis
Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)
Three months ended March 31,	2025	2024	Change
Commercial loans	$206	$223	($17)
Nontaxable debt securities	1	—	1
Total	$207	$223	($16)

Net Interest Income
Net interest income, the primary source of our operating income, totaled $36.4 million for the three months ended March 31, 2025, compared to $31.7 million for the same period in 2024. Net interest income is affected by the level of and changes in interest rates, and changes in the amount and composition of interest-earning assets and interest-bearing liabilities. Net interest income includes the periodic recognition of prepayment penalty fee income associated with commercial loan payoffs. Prepayment penalty fee income amounted to $8 thousand and $20 thousand, respectively, in the three months ended March 31, 2025 and 2024, and had essentially no benefit to NIM in either period.

The analysis of net interest income, NIM, and the yield on loans is also impacted by changes in the level of net amortization of premiums and discounts on securities and loans, which is included in interest income. Changes in market interest rates affect the level of loan prepayments and the receipt of payments on mortgage-backed securities. Prepayment speeds generally increase as longer-term market interest rates decline and decrease as longer-term market interest rates rise. Changes in prepayment speeds could increase or decrease the level of net amortization of premiums and discounts, thereby affecting interest income. As noted in the Unaudited Consolidated Statements of Cash Flows, net amortization of premiums and discounts on securities and loans (a net reduction to net interest income) amounted to $94 thousand for the three months ended March 31, 2025, compared to $265 thousand for the same period in 2024.

The improvement in net interest income, FTE net interest income and NIM discussed below largely reflected benefits from the balance sheet repositioning transactions previously announced in December 2024, which included the sale of lower-yielding debt securities and residential real estate loans, reinvestment into higher-yielding debt securities, and pay-down of higher-cost FHLB advances and wholesale brokered time deposits.

The following discussion presents net interest income on an FTE basis by adjusting income and yields on tax-exempt loans to be comparable to taxable loans.

FTE net interest income for the three months ended March 31, 2025 amounted to $36.6 million up by $4.7 million from the same period in 2024. For the three months ended March 31, 2025, decreases in average interest-bearing liability balances, net of decreases in average interest-earning assets, increased net income by $1.3 million. Decreases in funding costs outpaced decreases in asset yields, increasing net interest income by $3.4 million for the three months ended March 31, 2025. NIM was 2.29% for the three months ended March 31, 2025, compared to 1.84% for the same period in 2024.

Total average securities for the three months ended March 31, 2025 decreased by $103.1 million from the average balances for the same period a year earlier primarily due to routine pay-downs. The FTE rate of return on the securities portfolio for the three months ended March 31, 2025 was 3.43% compared to 2.49% for the same period in 2024.

Total average loan balances for the three months ended March 31, 2025 decreased by $562.8 million from the average loan balances for the comparable 2024 period, largely reflecting a decrease in average balances of residential real estate loans. The yield on total loans for the three months ended March 31, 2025 was 5.31% compared to 5.38% in the corresponding period in 2024.

FHLB advances and brokered time deposits are utilized as wholesale funding sources. The average balance of FHLB advances for the three months ended March 31, 2025 decreased by $280.1 million compared to the average balances for the same period in 2024. The average rate paid on such advances for the three months ended March 31, 2025 was 4.62%, down from 4.91% for the same period in 2024, reflecting lower short-term market interest rates. Included in total average interest-bearing deposits were wholesale brokered deposits, which decreased by $511.2 million from the same period in 2024. The

Management's Discussion and Analysis
average rate paid on wholesale brokered deposits for the three months ended March 31, 2025 was 5.05% down from 5.22% for the same period in 2024.

Average in-market interest-bearing deposits, which excludes wholesale brokered deposits, for the three months ended March 31, 2025 increased by $334.0 million from the average balances for the same periods in 2024, largely reflecting increases in interest-bearing demand deposits and money market account balances. The average rate paid on in-market interest-bearing deposits for the three months ended March 31, 2025 was 2.77% down from 2.93% for the same period in 2024. The average balance of noninterest-bearing demand deposits for the three months ended March 31, 2025 decreased by $43.8 million from the average balances for the same period in 2024.

Volume / Rate Analysis - Interest Income and Expense (FTE Basis)
The following table presents certain information on an FTE basis regarding changes in our interest income and interest expense for the period indicated.  The net change attributable to both volume and rate has been allocated proportionately.

(Dollars in thousands)	Three Months Ended March 31, 2025 vs. 2024
	Change Due to
	Volume	Rate	Net Change
Interest on Interest-Earning Assets:
Cash, federal funds sold, and other short-term investments	$1,229	($432)	$797
Mortgage loans held for sale	865	(162)	703
Taxable debt securities	(687)	2,418	1,731
Nontaxable debt securities	8	—	8
Total securities	(679)	2,418	1,739
FHLB stock	(226)	175	(51)
Commercial real estate	(41)	(3,825)	(3,866)
Commercial & industrial	(1,114)	(904)	(2,018)
Total commercial	(1,155)	(4,729)	(5,884)
Residential real estate	(5,090)	1,913	(3,177)
Home equity	(223)	280	57
Other	(21)	26	5
Total consumer	(244)	306	62
Total loans	(6,489)	(2,510)	(8,999)
Total interest income	(5,300)	(511)	(5,811)
Interest on Interest-Bearing Liabilities:
Interest-bearing demand deposits (in-market)	1,239	(1,069)	170
NOW accounts	(16)	(16)	(32)
Money market accounts	1,096	(1,485)	(389)
Savings accounts	129	970	1,099
Time deposits (in-market)	541	(957)	(416)
Interest-bearing in-market deposits	2,989	(2,557)	432
Wholesale brokered time deposits	(6,377)	(354)	(6,731)
Total interest-bearing deposits	(3,388)	(2,911)	(6,299)
FHLB advances	(3,235)	(957)	(4,192)
Junior subordinated debentures	—	(59)	(59)
Total interest expense	(6,623)	(3,927)	(10,550)
Net interest income (FTE)	$1,323	$3,416	$4,739

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

The following table presents the provision for credit losses:

(Dollars in thousands)
			Change
Three months ended March 31,	2025	2024	$	%
Provision for credit losses on loans	$1,400	$900	$500	56%
Provision for credit losses on unfunded commitments	(200)	(200)	$—	—
Provision for credit losses	$1,200	$700	$500	71%

The provision for credit losses for the three months ended March 31, 2025 included the impact of losses on individually analyzed nonaccrual commercial loans and reflected our estimate of forecasted economic conditions.

The provision for credit losses recognized three months ended March 31, 2024 provided for loan growth and was reflective of continued slowdown of loan prepayment speeds and estimated forecasted economic conditions.

Net charge-offs totaled $2.3 million for the three months ended March 31, 2025, compared to net charge-offs of $52 thousand for the same period in 2024. See additional discussion under the caption “Asset Quality.”

The ACL on loans was $41.1 million, or 0.81% of total loans, at March 31, 2025, compared to $42.0 million, or 0.82% of total loans, at December 31, 2024.

Noninterest Income
Noninterest income is an important source of revenue for Washington Trust.  The principal categories of noninterest income are shown in the following table:

(Dollars in thousands)
			Change
Three months ended March 31,	2025	2024	$	%
Noninterest income:
Wealth management revenues	$9,891	$9,338	$553	6%
Mortgage banking revenues	2,304	2,506	(202)	(8)
Card interchange fees	1,509	1,145	364	32
Service charges on deposit accounts	744	685	59	9
Loan related derivative income	101	284	(183)	(64)
Income from bank-owned life insurance	769	739	30	4
Gain on sale of bank-owned properties, net	6,994	—	6,994	100
Other income	331	2,466	(2,135)	(87)
Total noninterest income	$22,643	$17,163	$5,480	32%
Adjusted noninterest income (non-GAAP)	$15,649	$15,063	$586	4%

Noninterest Income Analysis
Noninterest income amounted to $22.6 million for the three months ended March 31, 2025, compared $17.2 million for the same period in 2024. Noninterest income for the three months ended March 31, 2025 included the recognition of a $7.0 million net gain associated with sales-leaseback transactions. Included in other noninterest income in 2024 was income of $2.1 million associated with a litigation settlement. Excluding the impact of these transactions, adjusted noninterest income (non-GAAP) was $15.6 million for the three months ended March 31, 2025, compared to $15.1 million in the same period in 2024, up by $586 thousand, or 4%.

Management's Discussion and Analysis

Wealth management services represent our largest source of non interest income. A substantial portion of wealth management revenues is dependent on the value of wealth management AUA and is closely tied to the performance of the financial markets. This portion of wealth management revenues is referred to as “asset-based” and includes trust and investment management fees. Wealth management revenues also include “transaction-based” revenues that are not primarily derived from the value of assets.

The categories of wealth management revenues are shown in the following table:

(Dollars in thousands)
			Change
Three months ended March 31,	2025	2024	$	%
Wealth management revenues:
Asset-based revenues	$9,769	$9,089	$680	7%
Transaction-based revenues	122	249	(127)	(51)
Total wealth management revenues	$9,891	$9,338	$553	6%

Wealth management revenues for the three months ended March 31, 2025 increased by $553 thousand, or 6%, from the same period in 2024, reflecting an increase in asset-based revenues. The change in asset-based revenues correlated with the change in average AUA balances. The average balance of AUA for the three months ended March 31, 2025 increased by 5% from the average balance for the same period in 2024.

The end of period AUA balance amounted to $6.8 billion at March 31, 2025, down by $259.4 million, or 4%, from December 31, 2024, including net investment depreciation that reflected financial market declines in March 2025. The following table presents the changes in wealth management AUA balances:

(Dollars in thousands)
Three months ended March 31,	2025	2024
Wealth management assets under administration:
Balance at the beginning of period	$7,077,802	$6,588,406
Net investment (depreciation) appreciation & income	(148,748)	364,244
Net client asset outflows	(110,664)	(94,328)
Balance at the end of period	$6,818,390	$6,858,322

Mortgage banking revenues are dependent on mortgage origination volume and are sensitive to interest rates and the condition of housing markets. The composition of mortgage banking revenues and the volume of loans sold to the secondary market are shown in the following table:

Management's Discussion and Analysis

(Dollars in thousands)
			Change
Three months ended March 31,	2025	2024	$	%
Mortgage banking revenues:
Realized gains on loan sales, net (1)	$1,575	$1,586	($11)	(1%)
Changes in fair value, net (2)	133	324	(191)	(59)
Loan servicing fee income, net (3)	596	596	—	—
Total mortgage banking revenues	$2,304	$2,506	($202)	(8%)

Loans sold to the secondary market (4)	$75,499	$72,644	$2,855	4%
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

For the three months ended March 31, 2025, mortgage banking revenues were down by $202 thousand, or 8%, compared to the same period in 2024. An increase in the volume of loans sold was offset by a decline in the sales yield. The decrease in mortgage banking revenues also included changes in the fair value on mortgage loans held for sale and forward loan commitments.

Card interchange fee income or the three months ended March 31, 2025 was up by $364 thousand, or 32%, from the same period in 2024 This included the receipt of a third-party contract incentive, as well as revenue generated from debit card transaction volume.

Loan related derivative income from interest rate swap contracts with commercial borrowers for the three months ended March 31, 2025, decreased by $183 thousand, or 64%, from the same period in 2024, reflecting a decline in volume.

Noninterest Expense
The following table presents noninterest expense comparisons:

(Dollars in thousands)
			Change
Three months ended March 31,	2025	2024	$	%
Noninterest expense:
Salaries and employee benefits	$22,422	$21,775	$647	3%
Outsourced services	4,346	3,780	566	15
Net occupancy	2,741	2,561	180	7
Equipment	891	1,020	(129)	(13)
Legal, audit, and professional fees	750	706	44	6
FDIC deposit insurance costs	1,262	1,441	(179)	(12)
Advertising and promotion	410	548	(138)	(25)
Amortization of intangibles	204	208	(4)	(2)
Pension plan settlement charge	6,436	—	6,436	100
Other	2,734	2,324	410	18
Total noninterest expense	$42,196	$34,363	$7,833	23%
Adjusted noninterest expense (non-GAAP)	$35,760	$34,363	$1,397	4%

Noninterest Expense Analysis
Noninterest expense amounted to $42.2 million for the three months ended March 31, 2025, compared $34.4 million for the same period in 2024. Noninterest expense for the three months ended March 31, 2025 included a pre-tax non-cash pension

Management's Discussion and Analysis
plan settlement charge of $6.4 million in connection with the termination of the Corporation's qualified pension plan. Excluding the impact of this transaction, adjusted noninterest expense (non-GAAP) was $35.8 million for the three months ended March 31, 2025, up by $1.4 million, or 4%, from the same period in 2024.

Salaries and employee benefits expense, the largest component of noninterest expense, for the three months ended March 31, 2025 increased by $647 thousand, or 3%, compared to the same period in 2024. Increases in compensation were partially offset by lower staffing levels.

Outsourced services expense for the three months ended March 31, 2025 increased by $566 thousand, or 15%, compared to the same period in the prior year. The increases reflected expansion of and volume-related changes to third-party vendor provided software-as-a-service.

Income Taxes
The following table presents the Corporation’s income tax provision and applicable tax rates for the periods indicated:

(Dollars in thousands)
Three months ended March 31,	2025	2024
Income tax expense	$3,490	$2,829
Adjusted income tax expense (non-GAAP)	3,349	2,299
Effective income tax rate	22.3%	20.6%
Adjusted effective income tax rate (non-GAAP)	22.2%	19.7%
Blended statutory rate	25.3%	25.5%

The effective income tax rates differed from the federal rate of 21%, primarily due to state income tax, partially offset by benefits from tax-exempt income, income from BOLI, and federal tax credits. The blended statutory rates include the federal income tax rate of 21% and a blended state income tax rate net of a federal tax benefit.

The increase in the effective income tax rate on both a GAAP and non-GAAP basis largely reflected an increase in state tax expense and a higher proportion of taxable income to pre-tax book income.

The Corporation’s net deferred tax assets are reported in other assets and amounted to $41.5 million at March 31, 2025, down from $63.0 million at December 31, 2024. This decrease included the realization of a deferred tax asset associated with the loans that were reclassified to held for sale and written down to fair value in December 2024 and then sold in January 2025. Management believes deferred tax assets, net of the valuation allowance, are more-likely-than-not to be realized.

Segment Reporting
The Corporation manages its operations through two reportable business segments, consisting of Commercial Banking and Wealth Management Services. See Note 14 to the Unaudited Consolidated Financial Statements for additional disclosure related to business segments.

Management's Discussion and Analysis
Commercial Banking
The following table presents a summarized statement of operations for the Commercial Banking business segment:

(Dollars in thousands)
			Change
Three months ended March 31,	2025	2024	$	%
Net interest income	$36,422	$31,665	$4,757	15%
Provision for credit losses	1,200	700	500	71
Net interest income after provision for credit losses	35,222	30,965	4,257	14
Noninterest income	12,635	5,572	7,063	127
Noninterest expense	32,546	27,033	5,513	20
Income before income taxes	15,311	9,504	5,807	61
Income tax expense	3,347	1,906	1,441	76
Net income	$11,964	$7,598	$4,366	57%

Net interest income for the Commercial Banking segment for the three months ended March 31, 2025 increased by $4.8 million from the same period in 2024. This improvement reflected benefits from the balance sheet repositioning transactions previously announced in December 2024. See additional discussion under the caption “Net Interest Income” above.

The provision for credit losses for the three months ended March 31, 2025 increased by $500 thousand from the same period in 2024. See additional discussion under the caption “Provision for Credit Losses” above.

Noninterest income derived from the Commercial Banking segment for the three months ended March 31, 2025 was up by $7.1 million from the comparable period in 2024, largely due a first quarter 2025 net gain of $7.0 million associated with sales-leaseback transactions that were completed for five branch locations.. See additional discussion under the caption “Noninterest Income” above.

Commercial Banking noninterest expenses for the three months ended March 31, 2025 were up by $5.5 million from the same period in 2024. Approximately $4.9 million of the total pension plan settlement charge of $6.4 million that was recognized in the first quarter of 2025 was allocated to the Commercial Banking segment. The remaining increase in Commercial Banking noninterest expenses reflected increases in salaries and employee benefits expense and outsourced services. See additional discussion under the caption “Noninterest Expense” above.

Wealth Management Services
The following table presents a summarized statement of operations for the Wealth Management Services business segment:

(Dollars in thousands)
			Change
Three months ended March 31,	2025	2024	$	%
Net interest income	$—	$—	$—	—%
Noninterest income	10,008	11,591	(1,583)	(14)
Noninterest expense	9,650	7,330	2,320	32
Income before income taxes	358	4,261	(3,903)	(92)
Income tax expense	143	923	(780)	(85)
Net income	$215	$3,338	($3,123)	(94%)

For the three months ended March 31, 2025, noninterest income derived from the Wealth Management Services segment decreased by $1.6 million from the same period in 2024. Included in noninterest income in 2024 was income of $2.1 million associated with a litigation settlement. Excluding this item, Wealth Management noninterest income increased by $517 thousand, largely reflecting an increase in asset-based revenues. See further discussion under the caption “Noninterest Income” above.

Management's Discussion and Analysis

For the three months ended March 31, 2025, noninterest expenses for the Wealth Management Services segment increased by $2.3 million from the comparable period in 2024. Approximately $1.5 million of the total pension plan settlement charge of $6.4 million that was recognized in the first quarter of 2025 was allocated to the Wealth Management Services segment. The remaining increase in Wealth Management Services noninterest expenses included increases in salaries and employee benefits expense and outsourced services expense. See additional discussion under the caption “Noninterest Expense” above.

Financial Condition
Summary
The following table presents selected financial condition data:

(Dollars in thousands)			Change
	March 31, 2025	December 31, 2024	$	%
Mortgage loans held for sale, lower of cost or market	$—	$281,706	($281,706)	(100%)
Available for sale debt securities	917,545	916,305	1,240	—
Total loans	5,096,210	5,137,838	(41,628)	(1)
Allowance for credit losses on loans	41,056	41,960	(904)	(2)
Total assets	6,586,015	6,930,647	(344,632)	(5)
Total deposits	5,040,581	5,115,800	(75,219)	(1)
FHLB advances	850,000	1,125,000	(275,000)	(24)
Total shareholders’ equity	521,680	499,728	21,952	4

Mortgage loans held for sale at lower of cost or market decreased from the end of 2024. As part of the previously announced balance sheet repositioning transactions, residential mortgage loans that were held in portfolio were reclassified to held for sale at December 31, 2024. On January 24, 2025, the sale was completed and the cash proceeds received, along with in-market deposit growth, were used to pay down FHLB and wholesale brokered time deposits in the first quarter of 2025.

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

Determination of Fair Value
The Corporation uses an independent pricing service to obtain quoted prices. The prices provided by the independent pricing service are generally based on observable market data in active markets. The determination of whether markets are active or inactive is based upon the level of trading activity for a particular security class. Management reviews the independent pricing service’s documentation to gain an understanding of the appropriateness of the pricing methodologies. Management also reviews the prices provided by the independent pricing service for reasonableness based upon current trading levels for similar securities. If the prices appear unusual, they are re-examined and the value is either confirmed or revised. In addition, management periodically performs independent price tests of securities to ensure proper valuation and to verify our

Management's Discussion and Analysis
understanding of how securities are priced. As of March 31, 2025 and December 31, 2024, management did not make any adjustments to the prices provided by the pricing service.

Our fair value measurements generally utilize Level 2 inputs, representing quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, and model-derived valuations in which all significant input assumptions are observable in active markets.

See Notes 3 and 8 to the Unaudited Consolidated Financial Statements for additional information regarding the determination of fair value of investment securities.

Securities Portfolio
The carrying amounts of securities held are as follows:

(Dollars in thousands)	March 31, 2025		December 31, 2024
	Amount	% of Total	Amount	% of Total
Available for Sale Debt Securities:
Obligations of U.S. government agencies and government-sponsored enterprises	$39,252	4%	$38,612	4%
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	855,560	94	855,147	94
Obligations of states and political subdivisions	642	—	655	—
Individual name issuer trust preferred debt securities	9,249	1	9,221	1
Corporate bonds	12,842	1	12,670	1
Total available for sale debt securities	$917,545	100%	$916,305	100%

The securities portfolio represented 14% of total assets at March 31, 2025, compared to 13% of total assets at December 31, 2024. The largest component of the securities portfolio is mortgage-backed securities, all of which are issued by U.S. government agencies or U.S. government-sponsored enterprises.

The securities portfolio increased by $1.2 million, or 0.1%, from the end of 2024. This included an increase of $16.9 million (pre-tax) in the fair value of available for sale securities, partially offset by $15.4 million of routine pay-downs on mortgage-backed securities.

As of March 31, 2025, the carrying amount of available for sale debt securities included net unrealized losses of $116.4 million, compared to net unrealized losses of $133.3 million as of December 31, 2024. The net unrealized losses were primarily concentrated in obligations of U.S. government agencies and U.S. government-sponsored enterprises, including mortgage-backed securities, and primarily attributable to relative changes in market interest rates since the time of purchase. See Note 3 to the Unaudited Consolidated Financial Statements for additional information.

Loans
Total loans amounted to $5.1 billion at March 31, 2025, down by $41.6 million, or 1%, from the end of 2024.

Management's Discussion and Analysis
The following table sets forth the composition of the Corporation’s loan portfolio:

(Dollars in thousands)	March 31, 2025		December 31, 2024
	Amount	% of Total	Amount	% of Total
Commercial:
Commercial real estate	$2,134,107	42%	$2,154,504	42%
Commercial & industrial	535,030	10	542,474	10
Total commercial	2,669,137	52	2,696,978	52
Residential Real Estate:
Residential real estate (1)	2,113,307	41	2,126,171	41
Consumer:
Home equity	296,563	6	297,119	6
Other	17,203	1	17,570	1
Total consumer	313,766	7	314,689	7
Total loans	$5,096,210	100%	$5,137,838	100%
(1)Includes negative basis adjustments associated with fair value hedges of $699 thousand and $1.5 million, respectively, at March 31, 2025 and December 31, 2024. See Note 7 to the Unaudited Consolidated Financial Statements for additional disclosure.

Commercial Loans
The commercial loan portfolio represented 52% of total loans at both March 31, 2025 and December 31, 2024.

In making commercial loans, we may occasionally solicit the participation of other banks. The Bank also participates in commercial loans originated by other banks. In such cases, these loans are individually underwritten by us using standards similar to those employed for our self-originated loans. Our participation in commercial loans originated by other banks amounted to $673.5 million and $685.7 million, respectively, at March 31, 2025 and December 31, 2024. Our participation in commercial loans originated by other banks also includes shared national credits. Shared national credits are defined as participation in loans or loan commitments of at least $100.0 million that are shared by three or more banks.

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

Commercial Real Estate Loans
CRE loans totaled $2.1 billion at March 31, 2025, down by $20.4 million, or 1%, from the balance at December 31, 2024.

In the first three months of 2025, CRE advances and originations amounted to $43.8 million and were more than offset by payments.

Construction and development loans included in the CRE loan portfolio amounted to $105.3 million and $102.2 million, respectively, as of March 31, 2025 and December 31, 2024.

Shared national credit balances outstanding included in the CRE loan portfolio at March 31, 2025 and December 31, 2024, totaled $85.2 million and $84.7 million, respectively. At March 31, 2025 and December 31, 2024, balances of $63.8 million

Management's Discussion and Analysis
and $63.7 million, respectively, were included in the pass-rated category of commercial loan credit quality and balances of $21.4 million and $21.0 million, respectively, were included in the classified category. All of these loans were current with respect to contractual payment terms at both dates.

The following table presents a geographic summary of CRE loans by property location:

(Dollars in thousands)	March 31, 2025		December 31, 2024
	Outstanding Balance	% of Total	Outstanding Balance	% of Total
Connecticut	$840,620	39%	$839,079	39%
Massachusetts	633,123	30	663,026	31
Rhode Island	439,382	21	434,244	20
Subtotal	1,913,125	90	1,936,349	90
All other states	220,982	10	218,155	10
Total	$2,134,107	100%	$2,154,504	100%

Management considers the CRE portfolio to be well-diversified with loans across several property types. Other than the multi-family segment that is discussed further below, there were no other property types within the CRE portfolio that exceeded 10% of total loans. The following table presents a summary of CRE loans by property type segmentation:

(Dollars in thousands)	March 31, 2025		December 31, 2024
	Outstanding Balance (1)	% of Total	Outstanding Balance (1)	% of Total
CRE Portfolio Segmentation:
Multi-family	$580,191	27%	$567,243	26%
Retail	422,039	20	433,146	20
Industrial and warehouse	361,910	17	358,425	17
Office	275,787	13	289,853	13
Hospitality	221,921	10	213,585	10
Healthcare facility	191,546	9	205,858	10
Mixed-use	22,281	1	29,023	1
Other	58,432	3	57,371	3
Total CRE loans	$2,134,107	100%	$2,154,504	100%

Average CRE loan size (2)	$5,131		$5,255
Largest individual CRE loan outstanding	$65,489		$65,482
(1)Does not include unfunded commitments of $138.9 million and $168.3 million, respectively, as of March 31, 2025 and December 31, 2024.
(2)Total commitment (outstanding loan balance plus unfunded commitments) divided by number of loans.

Multi-family, our largest single CRE segment, totaled $580.2 million as of March 31, 2025, representing 11% of total loans and 27% of the total CRE portfolio. This segment includes non-owner occupied residential properties consisting of four or more units that are rented to tenants. At March 31, 2025, the credit quality of the multi-family segment was 100% pass-rated. Also, there were no nonaccrual loans and all loans were current with respect to payment terms at March 31, 2025.

There continues to be heightened focus in the banking industry on the CRE office sector, given the continuation of remote work and elevated vacancies across the office market. As of March 31, 2025, Washington Trust’s CRE office loan segment totaled $275.8 million, or 5% of total loans and 13% of the total CRE loans. The loans are secured by non-owner occupied office properties, including medical office and lab space, located in our primary lending market area of southern New England - Connecticut, Massachusetts, and Rhode Island. Furthermore, approximately 67% of the CRE office segment balance of $275.8 million is secured by properties located in suburban areas. As of March 31, 2025, 100% of the CRE office segment was current with respect to payment terms, and 97% of the CRE office segment was on accruing status. Additionally, the credit quality of the CRE office loan segment was 84% pass-rated, 3% special mention-rated, and 13%

Management's Discussion and Analysis
classified as of March 31, 2025.

Commercial and Industrial Loans
C&I loans amounted to $535.0 million at March 31, 2025, down by $7.4 million, or 1%, from the balance at December 31, 2024.

In the first three months of 2025, C&I originations, advances and line utilization amounted to $14.0 million and were more than offset by payments.

Shared national credit balances outstanding included in the C&I loan portfolio totaled $95.1 million and $71.0 million, respectively, at March 31, 2025 and December 31, 2024. All of these loans were included in the pass-rated category of commercial loan credit quality and were current with respect to contractual payment terms at both dates.

Management considers the C&I portfolio to be well-diversified with loans across several industries. The following table presents a summary of C&I loan by industry segmentation:

(Dollars in thousands)	March 31, 2025		December 31, 2024
	Outstanding Balance (1)	% of Total	Outstanding Balance (1)	% of Total
C&I Portfolio Segmentation:
Healthcare and social assistance	$120,963	23%	$126,547	23%
Real estate rental and leasing	61,208	11	63,992	12
Transportation and warehousing	53,849	10	55,784	10
Retail trade	52,928	10	41,132	8
Educational services	49,432	9	47,092	9
Manufacturing	22,741	4	32,140	6
Information	22,088	4	22,265	4
Finance and insurance	19,735	4	26,557	5
Arts, entertainment, and recreation	19,600	4	19,861	4
Accommodation and food services	14,958	3	12,368	2
Professional, scientific, and technical services	11,043	2	10,845	2
Public administration	2,152	—	2,186	—
Other	84,333	16	81,705	15
Total C&I loans	$535,030	100%	$542,474	100%

Average C&I loan size (2)	$779		$798
Largest individual C&I loan outstanding	$25,119		$25,333
(1)Does not include unfunded commitments of $290.7 million and $307.9 million, respectively, as of March 31, 2025 and December 31, 2024.
(2)Total commitment (outstanding loan balance plus unfunded commitments) divided by number of loans.

Healthcare and social assistance, our largest single C&I segment, totaled $121.0 million as of March 31, 2025, representing 2% of total loans and 23% of the total C&I portfolio. This segment includes specialty medical practices, elder services, and community and mental health centers. At March 31, 2025, the credit quality of the healthcare and social assistance segment was 86% pass-rated and 14% was special mention. Also, there were no nonaccrual loans and all loans were current with respect to payment terms at March 31, 2025.

Residential Real Estate Loans
The residential real estate loan portfolio represented 41% of total loans at both March 31, 2025 and December 31, 2024.

Residential real estate loans amounted to $2.1 billion at March 31, 2025, down by $12.9 million, or 1%, from the balance at December 31, 2024.

Management's Discussion and Analysis
The following is a geographic summary of residential real estate loans by property location:

(Dollars in thousands)	March 31, 2025		December 31, 2024
	Amount	% of Total	Amount	% of Total
Massachusetts	$1,508,640	71%	$1,530,847	72%
Rhode Island	455,372	22	443,237	21
Connecticut	126,336	6	128,933	6
Subtotal	2,090,348	99	2,103,017	99
All other states	22,959	1	23,154	1
Total (1)	$2,113,307	100%	$2,126,171	100%
(1)Includes residential mortgage loans purchased from and serviced by other financial institutions totaling $44.1 million and $46.8 million, respectively, as of March 31, 2025 and December 31, 2024.

Residential real estate loans are originated both for sale to the secondary market as well as for retention in the Bank’s loan portfolio. We also originate residential real estate loans for various investors in a broker capacity, including conventional mortgages and reverse mortgages. Residential real estate loan origination and refinancing activities are sensitive to interest rates and the condition of housing markets.

The table below presents residential real estate loan origination activity:

(Dollars in thousands)
Three months ended March 31,	2025		2024
	Amount	% of Total	Amount	% of Total
Originations for retention in portfolio (1)	$27,662	27%	$24,474	24%
Originations for sale to the secondary market (2)	75,519	73	78,098	76
Total	$103,181	100%	$102,572	100%
(1)Includes the full commitment amount of homeowner construction loans.
(2)Includes brokered loans (loans originated for others).

The table below presents residential real estate loan sales activity:

(Dollars in thousands)
Three months ended March 31,	2025		2024
	Amount	% of Total	Amount	% of Total
Loans sold with servicing rights retained	$16,819	22%	$24,057	33%
Loans sold with servicing rights released (1)	58,680	78	48,587	67
Total	$75,499	100%	$72,644	100%
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

Loans are sold with servicing retained or released. Loans sold with servicing rights retained result in the capitalization of servicing rights. Loan servicing rights are included in other assets and are subsequently amortized as an offset to mortgage banking revenues over the estimated period of servicing. The net balance of capitalized servicing rights amounted to $7.5 million and $7.7 million, respectively, as of March 31, 2025 and December 31, 2024. The balance of residential mortgage loans serviced for others, which are not included in the Unaudited Consolidated Balance Sheets, amounted to $1.4 billion at both March 31, 2025 and December 31, 2024.

Management's Discussion and Analysis
Consumer Loans
The consumer loan portfolio represented 7% of total loans at both March 31, 2025 and December 31, 2024.

Consumer loans include home equity loans and lines of credit and personal installment loans. Home equity lines of credit and home equity loans represented 95% of the total consumer portfolio at March 31, 2025. Our home equity line and home equity loan origination activities are conducted primarily in southern New England. The Bank estimates that approximately 45% of the combined home equity lines of credit and home equity loan balances are first lien positions or subordinate to other Washington Trust mortgages.

The consumer loan portfolio totaled $313.8 million at March 31, 2025, down by $923 thousand, or 0.3%, from December 31, 2024, largely reflecting a decrease in home equity lines.

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

Nonperforming Assets
Nonperforming assets include nonaccrual loans and OREO.

The following table presents nonperforming assets and additional asset quality data:

(Dollars in thousands)	March 31, 2025	December 31, 2024
Commercial:
Commercial real estate	$7,605	$10,053
Commercial & industrial	1,140	515
Total commercial	8,745	10,568
Residential Real Estate:
Residential real estate	11,102	10,767
Consumer:
Home equity	1,779	1,972
Other	—	—
Total consumer	1,779	1,972
Total nonaccrual loans	21,626	23,307
OREO, net	—	—
Total nonperforming assets	$21,626	$23,307

Nonperforming assets to total assets	0.33%	0.34%
Nonperforming loans to total loans	0.42%	0.45%
Total past due loans to total loans	0.20%	0.23%
Allowance for credit losses on loans to total loans	0.81%	0.82%
Allowance for credit losses on loans to nonaccrual loans	189.85%	180.03%
Accruing loans 90 days or more past due	$—	$—

Nonaccrual Loans
During the three months ended March 31, 2025, the Corporation made no changes in its practices or policies concerning the placement of loans into nonaccrual status.

Management's Discussion and Analysis
The following table presents the activity in nonaccrual loans:

(Dollars in thousands)
For the three months ended March 31,	2025	2024
Balance at beginning of period	$23,307	$44,618
Additions to nonaccrual status	2,142	431
Loans returned to accruing status	(4)	(13,764)
Loans charged-off	(2,522)	(70)
Loans transferred to other real estate owned	—	—
Payments, payoffs, and other changes	(1,297)	(505)
Balance at end of period	$21,626	$30,710

The following table presents additional detail on nonaccrual loans:

(Dollars in thousands)	March 31, 2025					December 31, 2024
		Days Past Due					Days Past Due
	Current	30-89	90 or More	Total Nonaccrual	% (1)	Current	30-89	90 or More	Total Nonaccrual	% (1)
Commercial:
Commercial real estate	$7,605	$—	$—	$7,605	0.36%	$10,053	$—	$—	$10,053	0.47%
Commercial & industrial	—	334	806	1,140	0.21	—	515	—	515	0.09
Total commercial	7,605	334	806	8,745	0.33	10,053	515	—	10,568	0.39
Residential Real Estate:
Residential real estate	5,860	4,037	1,205	11,102	0.53	5,975	2,419	2,373	10,767	0.51
Consumer:
Home equity	808	348	623	1,779	0.60	832	233	907	1,972	0.66
Other	—	—	—	—	—	—	—	—	—	—
Total consumer	808	348	623	1,779	0.57	832	233	907	1,972	0.63
Total nonaccrual loans	$14,273	$4,719	$2,634	$21,626	0.42%	$16,860	$3,167	$3,280	$23,307	0.45%
(1)    Percentage of nonaccrual loans to the total loans outstanding within the respective loan class.

There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at March 31, 2025.

As of March 31, 2025, the composition of nonaccrual loans was 60% residential and consumer and 40% commercial. This compared to 55% residential and consumer and 45% commercial as of December 31, 2024.

Nonaccrual loans at March 31, 2025 totaled $21.6 million, down by $1.7 million from the end of 2024. This reflected a decline in nonaccrual commercial real estate loans of $2.4 million due to the recognition of a partial charge-off on one CRE office segment loan discussed further below.

As of March 31, 2025, the balance of nonaccrual commercial real estate loans consisted of two individually analyzed collateral dependent loans secured by office properties in our primary lending area of southern New England. Both of these loans are current with respect to payment terms at March 31, 2025. One loan, which was previously modified as a TLM in 2023, had a carrying value of $4.3 million at March 31, 2025. Based on the estimated fair value of the collateral less costs to sell, a partial charge-off of $2.4 million was recognized on this loan in the first quarter of 2025 and no additional specific reserves were deemed necessary at March 31, 2025. The second loan, which was previously modified as a TLM in 2024, had a carrying value of $3.3 million at March 31, 2025. Based on the estimated fair value of the collateral less estimated costs to sell, specific reserves of $423 thousand on this loan were deemed necessary at March 31, 2025.

Management's Discussion and Analysis
Nonaccrual residential real estate mortgage loans amounted to $11.1 million at March 31, 2025, up by $335 thousand from the end of 2024. As of March 31, 2025, the balance of nonaccrual residential mortgage loans was predominately secured by properties in Massachusetts, Connecticut, and Rhode Island. Included in total nonaccrual residential real estate loans at March 31, 2025 were two loans purchased for portfolio and serviced by others amounting to $524 thousand.  Management monitors the collection efforts of its third-party servicers as part of its assessment of the collectability of nonperforming loans.

Past Due Loans
The following table presents past due loans by class:

(Dollars in thousands)	March 31, 2025		December 31, 2024
	Amount	% (1)	Amount	% (1)
Commercial:
Commercial real estate	$—	—%	$—	—%
Commercial & industrial	1,146	0.21	900	0.17
Total commercial	1,146	0.04	900	0.03
Residential Real Estate:
Residential real estate	6,439	0.30	7,741	0.36
Consumer:
Home equity	2,578	0.87	2,947	0.99
Other	32	0.19	394	2.24
Total consumer	2,610	0.83	3,341	1.06
Total past due loans	$10,195	0.20%	$11,982	0.23%
(1)Percentage of past due loans to the total loans outstanding within the respective loan class.

The composition of past due loans (loans past due 30 days or more) was 89% residential and consumer and 11% commercial as of March 31, 2025, compared to 92% residential and consumer and 8% commercial as of December 31, 2024.

Total past due loans decreased by $1.8 million from the end of 2024, reflecting a decline in past due residential mortgage loans.

Total past due loans included $7.4 million of nonaccrual loans as of March 31, 2025, compared to $6.4 million as of December 31, 2024.

All loans 90 days or more past due at March 31, 2025 and December 31, 2024 were classified as nonaccrual.

Potential Problem Loans
The Corporation classifies certain loans as “substandard,” “doubtful,” or “loss” based on criteria consistent with guidelines provided by banking regulators.  Potential problem loans include classified accruing commercial loans that were less than 90 days past due at March 31, 2025 and other loans for which known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future. Potential problem loans are not included in the amounts of nonaccrual loans presented above.

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

Management has identified $27.8 million in potential problem loans at March 31, 2025, compared to $28.2 million at December 31, 2024. As of March 31, 2025, the balance of potential problem loans largely consisted of two CRE loans secured by office properties in Massachusetts. At March 31, 2025, these loans were current with respect to payment terms.

Management's Discussion and Analysis

Allowance for Credit Losses on Loans
The ACL on loans is management’s estimate of expected lifetime credit losses on loans carried at amortized cost.  The ACL on loans is established through a provision for credit losses recognized in earnings. The ACL on loans is reduced by charge-offs on loans and is increased by recoveries of amounts previously charged off. There were no significant changes in our modeling methodology to determine the ACL on loans during the three months ended March 31, 2025.

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

The Corporation does not recognize a recovery when new appraisals indicate a subsequent increase in value.

The following table presents additional detail on the Corporation’s loan portfolio and associated allowance:

(Dollars in thousands)	March 31, 2025			December 31, 2024
	Loans	Related Allowance	Allowance / Loans	Loans	Related Allowance	Allowance / Loans
Individually analyzed loans	$16,194	$736	4.54%	$16,591	$1,543	9.30%
Pooled (collectively evaluated) loans (1)	5,080,715	40,320	0.79	5,122,728	40,417	0.79
Total	$5,096,909	$41,056	0.81%	$5,139,319	$41,960	0.82%
(1)The amount reported for pooled loans excludes negative basis adjustments associated with fair value hedges of $699 thousand and $1.5 million, respectively, at March 31, 2025 and December 31, 2024. See Note 7 to the Unaudited Consolidated Financial Statements for additional disclosure.

Various loan loss allowance coverage ratios are affected by the timing and extent of charge-offs, particularly with respect to individually analyzed collateral dependent loans.

The ACL on loans amounted to $41.1 million at March 31, 2025, down by $904 thousand, or 2%, from the balance at December 31, 2024. The ACL on loans as a percentage of total loans, also known as the reserve coverage ratio, was 0.81% at March 31, 2025, compared to 0.82% at December 31, 2024.

The Corporation recorded a provision for credit losses on loans of $1.4 million for the three months ended March 31, 2025. The provision for credit losses for the three months ended March 31, 2025 included the impact of losses on individually analyzed nonaccrual commercial loans and reflected our estimate of forecasted economic conditions.

Net charge-offs totaled $2.3 million for the three months ended March 31, 2025, compared to $52 thousand for the same period in 2024. The increase in net charge-offs was primarily due to partial charge-off on one CRE office segment loan discussed above under the caption “Nonaccrual Loans.”

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

(Dollars in thousands)	March 31, 2025			December 31, 2024
	Allocated ACL	ACL to Loans	Loans to Total Portfolio (1)	Allocated ACL	ACL to Loans	Loans to Total Portfolio (1)
Commercial:
Commercial real estate	$25,207	1.18%	42%	$26,485	1.23%	42%
Commercial & industrial	7,656	1.43	10	7,277	1.34	10
Total commercial	32,863	1.23	52	33,762	1.25	52
Residential Real Estate:
Residential real estate	6,776	0.32	41	6,832	0.32	41
Consumer:
Home equity	1,057	0.36	6	1,031	0.35	6
Other	360	2.09	1	335	1.91	1
Total consumer	1,417	0.45	7	1,366	0.43	7
Total ACL on loans at end of period	$41,056	0.81%	100%	$41,960	0.82%	100%
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

The Bank is a participant in the DDM, ICS and CDARS programs. The Bank uses these deposit sweep services to place customer and client funds into interest-bearing demand accounts, money market accounts, and/or time deposits issued by other participating banks. Customer and client funds are placed at one or more participating banks to ensure that each deposit customer is eligible for the full amount of FDIC insurance. As a program participant, we receive reciprocal amounts of deposits from other participating banks. We consider these reciprocal deposit balances to be in-market deposits as distinguished from traditional wholesale brokered deposits.

The following table presents a summary of deposits:

(Dollars in thousands)	March 31, 2025		December 31, 2024		Change in Balance
	Amount	% of Total	Amount	% of Total	$	%
Noninterest-bearing demand deposits	$625,590	12%	$661,776	13%	($36,186)	(5%)
Interest-bearing demand deposits	654,599	13	592,904	12	61,695	10
NOW accounts	686,666	14	692,812	14	(6,146)	(1)
Money market accounts	1,202,703	24	1,154,745	23	47,958	4
Savings accounts	630,413	13	523,915	10	106,498	20
Time deposits (in-market)	1,213,382	23	1,192,110	22	21,272	2
Total in-market deposits (1)	5,013,353	99	4,818,262	94	195,091	4
Wholesale brokered time deposits	27,228	1	297,538	6	(270,310)	(91)
Total deposits	$5,040,581	100%	$5,115,800	100%	($75,219)	(1%)
(1)    As of March 31, 2025, in-market deposits were approximately 60% retail and 40% commercial and the average size was approximately $38 thousand.

Management's Discussion and Analysis

Total deposits amounted to $5.0 billion at March 31, 2025, down by $75.2 million, or 1%, from December 31, 2024, driven by a decline in wholesale brokered time deposits of $270.3 million, or 91%. See disclosure regarding wholesale funding under the caption “Borrowings” below.

Our in-market deposits, which exclude wholesale brokered time deposits, are well-diversified by industry and customer type. In-market deposits were up by $195.1 million, or 4%, from the balance at December 31, 2024, largely due to increases in high-rate savings account balances. Growing deposits continues to be highly competitive in our market area and demand for higher-cost deposit products is intense. Washington Trust has made recent investments in technology to enhance our customers’ experience and we remain focused on maintaining and growing depositor relationships.

The following table presents a summary of the Bank’s uninsured deposits:

(Dollars in thousands)	March 31, 2025		December 31, 2024
	Balance	% of Total Deposits	Balance	% of Total Deposits
Uninsured Deposits:
Uninsured deposits (1)	$1,378,312	27%	$1,363,689	27%
Less: affiliate deposits (2)	96,644	2	94,740	2
Uninsured deposits, excluding affiliate deposits	1,281,668	25	1,268,949	25
Less: fully-collateralized preferred deposits (3)	195,771	3	197,638	4
Uninsured deposits, after exclusions	$1,085,897	22%	$1,071,311	21%
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

Borrowings
Borrowings primarily consist of FHLB advances, which are used as a source of funding for liquidity and interest rate risk management purposes. FHLB advances totaled $850.0 million at March 31, 2025, down by $275.0 million, or 24%, from the balance at the end of 2024. For additional information regarding FHLB advances see Note 10 to the Unaudited Consolidated Financial Statements.

Both FHLB and wholesale brokered time deposits decreased for the three months ended March 31, 2025, reflecting increases in in-market deposits and the redeployment of cash resulting from the previously disclosed balance sheet repositioning transactions.

Liquidity and Capital Resources
Liquidity Management
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand.  The Corporation’s primary source of liquidity is in-market deposits, which funded approximately 73% of total average assets in the three months ended March 31, 2025.  While the generally preferred funding strategy is to attract and retain low-cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace.  Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and brokered deposits), cash flows from the investment securities portfolio, and loan repayments.  Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs, although management has no intention to do so at this time.

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

Management's Discussion and Analysis
collateralized borrowing capacity with the FRBB and also maintains additional collateralized borrowing capacity with the FHLB in excess of levels used in the ordinary course of business. Borrowing capacity is impacted by the amount and type of assets available to be pledged.

The table below presents a summary of contingent liquidity balances by source:

(Dollars in thousands)	March 31, 2025	December 31, 2024
Contingent Liquidity:
Federal Home Loan Bank of Boston (1)	$1,047,209	$752,951
Federal Reserve Bank of Boston (2)	113,746	70,286
Available cash liquidity (3)	43,350	36,647
Unencumbered securities	548,483	597,771
Total contingent liquidity	$1,752,788	$1,457,655

Percentage of total contingent liquidity to uninsured deposits	127.2%	106.9%
Percentage of total contingent liquidity to uninsured deposits, after exclusions	161.4%	136.1%
(1)As of March 31, 2025 and December 31, 2024, loans with a carrying value of $2.8 billion and $2.8 billion, respectively, and securities available for sale with carrying values of $74.6 million and $74.2 million, respectively, were pledged to the FHLB resulting in this additional borrowing capacity.
(2)As of March 31, 2025 and December 31, 2024, loans with a carrying value of $66.2 million and $68.5 million, respectively, and securities available for sale with a carrying value of $62.8 million and $13.9 million, respectively, were pledged to the FRBB for the discount window resulting in this additional unused borrowing capacity.
(3)Available cash liquidity excludes amounts restricted for collateral purposes and designated for operating needs.

Borrowing capacity at December 31, 2024 was reduced by the reclassification of residential mortgage loan collateral to held for sale as part of the previously disclosed balance sheet repositioning transactions. On January 24, 2025, the sale was completed and the cash proceeds received were used to pay down FHLB advances and wholesale brokered time deposits in the first quarter of 2025.

In addition to the amounts presented above, the Bank also had access to a $40.0 million unused line of credit with the FHLB at March 31, 2025 and December 31, 2024.

The ALCO establishes and monitors internal liquidity measures to manage liquidity exposure. Liquidity remained within target ranges established by the ALCO during the three months ended March 31, 2025.  Based on its assessment of the liquidity considerations described above, management believes the Corporation’s sources of funding meet anticipated funding needs.

Contractual Obligations, Commitments, and Off-Balance Sheet Arrangements
In the ordinary course of business, the Corporation enters into contractual obligations that require future cash payments. These include payments related to lease obligations, time deposits with stated maturity dates, and borrowings. Also, in the ordinary course of business, the Corporation engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in the financial statements, or are recorded in amounts that differ from the notional amounts.  These financial transactions include commitments to extend credit, standby letters of credit, forward loan commitments, loan related derivative contracts and interest rate risk management contracts. For additional information on derivative financial instruments and financial instruments with off-balance sheet risk see Notes 7 and 17 to the Unaudited Consolidated Financial Statements.

Capital Resources
Total shareholders’ equity amounted to $521.7 million at March 31, 2025, up by $22.0 million from December 31, 2024. Net income of $12.2 million and improvement of $20.0 million in the AOCL component of shareholders' equity were partially offset by $11.0 million in dividend declarations. The improvement in AOCL included an increase in fair value of available for sale debt securities, as well as the effects of the remeasurement of the qualified pension plan upon settlement and the reclassification of the after-tax pension plan settlement charge to noninterest expenses. See Note 15 to the Unaudited Consolidated Financial Statements for additional disclosure regarding changes in AOCL.

Management's Discussion and Analysis
Washington Trust declared a quarterly dividend of 56 cents per share for the three months ended March 31, 2025, unchanged from the 56 cents per share declared for the same period in 2024.

The ratio of total equity to total assets amounted to 7.92% at March 31, 2025, compared to a ratio of 7.21% at December 31, 2024.  Book value per share was $27.06 at March 31, 2025, compared to $25.93 at December 31, 2024.

The Bancorp and the Bank are subject to various regulatory capital requirements and are considered “well capitalized,” with a total risk-based capital ratio of 13.13% at March 31, 2025, compared to 12.47% at December 31, 2024.

See Note 11 to the Unaudited Consolidated Financial Statements for additional discussion regarding shareholders’ equity.

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

The Corporation utilizes the size and duration of the investment securities portfolio, the size and duration of the wholesale funding portfolio, interest rate contracts, and the pricing and structure of loans and deposits, to manage interest rate risk. The interest rate contracts may include interest rate swaps, caps, floors, and collars. These interest rate contracts involve, to varying degrees, credit risk and interest rate risk. Credit risk is the possibility that a loss may occur if a counterparty to a transaction fails to perform according to terms of the contract. The notional amount of the interest rate contracts is the amount upon which interest and other payments are based. The notional amount is not exchanged, and therefore, should not be taken as a measure of credit risk. See Note 7 to the Unaudited Consolidated Financial Statements for additional information.

The ALCO uses income simulation to measure interest rate risk inherent in the Corporation’s financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income over a 12-month horizon and a 13- to 24-month horizon. The simulations assume that the size and general composition of the Corporation’s balance sheet remain static over the simulation horizons, with the exception of certain deposit mix shifts from lower-cost to higher-cost deposits in selected interest rate scenarios. The simulations at December 31, 2024 incorporated the reclassification of residential mortgage loans from portfolio to held for sale and the sale of these loans completing in January 2025. The simulations at December 31, 2024 assume the proceeds from the sale of loans are used to pay down maturing wholesale funding balances. Additionally, the simulations take into account the specific repricing, maturity, call options, and prepayment characteristics of differing financial instruments that may vary under different interest rate scenarios. Mortgage-backed securities and residential real estate loans involve a level of risk that unforeseen changes in prepayment speeds may cause related cash flows to vary significantly in differing rate environments.  Such changes could affect the level of reinvestment risk associated with cash flow from these instruments, as well as their market value.  Changes in prepayment speeds could also increase or decrease the amortization of premium or accretion of discounts related to such instruments, thereby affecting interest income. The characteristics of financial instrument classes are reviewed periodically by the ALCO to ensure their accuracy and consistency.

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

The ALCO reviews simulation results to determine whether the Corporation’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure.  As of March 31, 2025 and December 31, 2024, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Corporation. All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Corporation’s balance sheet remain stable.

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

The following table sets forth the estimated change in net interest income from an unchanged rate scenario over the periods indicated for parallel changes in market interest rates using the Corporation’s on- and off-balance sheet financial instruments as of March 31, 2025 and December 31, 2024.  Interest rates are assumed to shift by parallel rate changes as shown in the table below. Further, deposits are assumed to have certain minimum rate levels below which they will not fall.  It should be noted that the rate scenarios shown do not necessarily reflect the ALCO’s view of the “most likely” change in interest rates over the periods indicated.

	March 31, 2025		December 31, 2024
	Months 1 - 12	Months 13 - 24	Months 1 - 12	Months 13 - 24
100 basis point rate decrease	(1.99)%	(1.90%)	(1.83)%	(0.53%)
200 basis point rate decrease	(3.80)	(3.79)	(3.78)	(1.67)
300 basis point rate decrease	(5.76)	(6.52)	(5.89)	(3.73)
100 basis point rate increase	0.55	(1.09)	(0.16)	(3.52)
200 basis point rate increase	2.01	(1.02)	1.54	(3.98)
300 basis point rate increase	3.49	(1.36)	3.25	(4.81)

The relative change in interest rate sensitivity from December 31, 2024, as shown in the above table, was attributable to changes in balance sheet composition and market interest rates. The changes included in-market deposit growth and also reflected the balance sheet repositioning transactions previously announced in December 2024 that included a reduction in loans and a lower level of wholesale funding.

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

Management's Discussion and Analysis
The following table summarizes the potential change in market value of the Corporation’s available for sale debt securities as of March 31, 2025 and December 31, 2024 resulting from immediate parallel rate shifts:

(Dollars in thousands)
Security Type	Down 100 Basis Points	Up 200 Basis Points
Obligations of U.S. government-sponsored enterprise securities (callable)	$1,122	($2,122)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	48,667	(116,818)
Obligations of states and political subdivisions	33	(98)
Trust preferred debt and other corporate debt securities	85	(162)
Total change in market value as of March 31, 2025	$49,907	($119,200)
Total change in market value as of December 31, 2024	$75,007	($140,027)

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

Management considers its accounting policy relating to the ACL on loans to be a critical accounting policy. There have been no material changes in the Corporation’s critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

For factors that could adversely impact Washington Trust’s future results of operations and financial condition, see Part II, Item 1A below and the section labeled “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as updated by our Quarterly Reports on Form 10-Q and other filings submitted to the SEC.

Item 4.  Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, of the Corporation’s disclosure controls and procedures as of the period ended March 31, 2025.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Corporation’s management including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.  The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

Internal Control Over Financial Reporting
There has been no change in the Corporation’s internal controls over financial reporting during the quarter ended March 31, 2025 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors
There have been no material changes in the risk factors described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 25, 2025.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 5.  Other Information
Insider Trading Arrangements
During the three months ended March 31, 2025, none of the Corporation’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6.  Exhibits
(a) Exhibits.  The following exhibits are included as part of this Form 10-Q:

Exhibit Number
10.1
2025 Annual Performance Plan, effective January 1, 2025 - Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 21, 2025. (1) (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Filed herewith.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Furnished herewith. (3)
101	The following materials from Washington Trust Bancorp, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2025 formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related Notes to these consolidated financial statements.
104	The cover page from the Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2025 has been formatted in Inline XBRL and contained in Exhibit 101.
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

WASHINGTON TRUST BANCORP, INC.
(Registrant)

Date:	May 7, 2025	By:	/s/ Edward O. Handy III
Edward O. Handy III
Chairman and Chief Executive Officer
(principal executive officer)

Date:	May 7, 2025	By:	/s/ Ronald S. Ohsberg
Ronald S. Ohsberg
Senior Executive Vice President, Chief Financial Officer, and Treasurer
(principal financial officer)

Date:	May 7, 2025	By:	/s/ Maria N. Janes
Maria N. Janes
Executive Vice President, Chief Accounting Officer, and Controller
(principal accounting officer)