Form 10-Q
period 2025-06-30
WASHINGTON TRUST BANCORP INC
filed 2025-08-06
CIK 737468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
	June 30, 2025	or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.
Commission file number:  001-32991
WASHINGTON TRUST BANCORP, INC.
(Exact name of registrant as specified in its charter)

Rhode Island			05-0404671
(State or other jurisdiction of incorporation or organization)			(IRS Employer Identification No.)
23 Broad Street,	Westerly,	Rhode Island	02891
(Address of principal executive offices)			(Zip Code)

(401) 348-1200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
COMMON STOCK, $.0625 PAR VALUE PER SHARE	WASH	Nasdaq Global Select Market

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
☐ Yes ☒ No
The number of shares of common stock of the registrant outstanding as of July 31, 2025 was 19,155,214.

Glossary of Acronyms and Terms
The following is a list of acronyms and terms that are used throughout this Quarterly Report on Form 10-Q:

2025 Repurchase Program	Washington Trust Bancorp, Inc.'s Stock Repurchase Program adopted on May 15, 2025
ACL	Allowance for credit losses
ALCO	Asset/Liability Committee
AOCL	Accumulated other comprehensive loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	Automated teller machine
AUA	Assets under administration
Bancorp	Washington Trust Bancorp, Inc.
Bank	The Washington Trust Company, of Westerly
BOLI	Bank-owned life insurance
C&I	Commercial and industrial
CDARS	Certificate of Deposit Account Registry Service
CODM	Chief Operating Decision Maker
Corporation	The Bancorp and its subsidiaries
CRE	Commercial real estate
DDM	Demand Deposit Marketplace
EPS	Earnings per common share
ERM	Enterprise risk management
Exchange Act	Securities Exchange Act of 1934, as amended
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank of Boston
FRBB	Federal Reserve Bank of Boston
FTE	Fully taxable equivalent
GAAP	Accounting principles generally accepted in the United States of America
ICS	Insured Cash Sweep
LTV	Loan to value
NIM	Net interest margin
OREO	Property acquired through foreclosure or repossession
ROU	Right-of-use
S&P	Standard and Poors, Inc.
SBA	Small Business Administration
SEC	U.S. Securities and Exchange Commission
TLM	Troubled loan modification
Washington Trust	The Bancorp and its subsidiaries

PART I.  Financial Information
Item 1.  Financial Statements

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)
(Dollars in thousands, except par value)

	June 30, 2025	December 31, 2024
Assets:
Cash and due from banks	$43,997	$21,534
Interest-earning deposits with correspondent banks	119,582	88,368
Short-term investments	4,145	3,987
Mortgage loans held for sale, at fair value	35,681	21,708
Mortgage loans held for sale, at lower of cost or market	—	281,706
Premises and equipment held for sale, lower of cost or market	—	4,788
Available for sale debt securities, at fair value (amortized cost of $1,084,845, net of allowance for credit losses on securities of $0 at June 30, 2025; and amortized cost of $1,049,557; net of allowance for credit losses on securities of $0 at December 31, 2024)	971,341	916,305
Federal Home Loan Bank stock, at cost	45,273	49,817
Loans:
Total loans	5,140,260	5,137,838
Less: allowance for credit losses on loans	41,059	41,960
Net loans	5,099,201	5,095,878
Premises and equipment, net	25,574	26,873
Operating lease right-of-use assets	35,578	26,943
Investment in bank-owned life insurance	113,372	106,777
Goodwill	63,909	63,909
Identifiable intangible assets, net	2,478	2,885
Other assets	185,036	219,169
Total assets	$6,745,167	$6,930,647
Liabilities:
Deposits:
Noninterest-bearing deposits	$646,584	$661,776
Interest-bearing deposits	4,398,664	4,454,024
Total deposits	5,045,248	5,115,800
Federal Home Loan Bank advances	1,001,000	1,125,000
Junior subordinated debentures	22,681	22,681
Operating lease liabilities	38,299	29,578
Other liabilities	110,420	137,860
Total liabilities	6,217,648	6,430,919
Commitments and contingencies (Note 17)
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 60,000,000 shares; 19,561,985 shares issued and 19,283,420 shares outstanding at June 30, 2025 and 19,561,985 shares issued and 19,273,583 shares outstanding at December 31, 2024	1,223	1,223
Paid-in capital	197,392	196,947
Retained earnings	437,520	434,014
Accumulated other comprehensive loss	(95,949)	(119,171)
Treasury stock, at cost, 278,565 shares at June 30, 2025 and 288,402 shares at December 31, 2024	(12,667)	(13,285)
Total shareholders’ equity	527,519	499,728
Total liabilities and shareholders’ equity	$6,745,167	$6,930,647
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)
(Dollars and shares in thousands, except per share amounts)

		Three Months		Six Months
	Periods ended June 30,	2025	2024	2025	2024
	Interest income:
	Interest and fees on loans	$67,345	$76,240	$134,001	$151,876
	Interest on mortgage loans held for sale	442	392	1,400	647
	Taxable interest on debt securities	9,230	6,944	18,057	14,040
	Nontaxable interest on debt securities	8	—	15	—
	Dividends on Federal Home Loan Bank stock	792	1,124	1,814	2,197
	Other interest income	1,029	1,297	3,022	2,493
	Total interest and dividend income	78,846	85,997	158,309	171,253
	Interest expense:
	Deposits	30,864	36,713	62,612	74,760
	Federal Home Loan Bank advances	10,451	17,296	21,397	32,434
	Junior subordinated debentures	346	403	693	809
	Total interest expense	41,661	54,412	84,702	108,003
	Net interest income	37,185	31,585	73,607	63,250
	Provision for credit losses	600	500	1,800	1,200
	Net interest income after provision for credit losses	36,585	31,085	71,807	62,050
	Noninterest income:
	Wealth management revenues	10,120	9,678	20,011	19,016
	Mortgage banking revenues	3,034	2,761	5,338	5,267
	Card interchange fees	1,247	1,275	2,756	2,420
	Service charges on deposit accounts	808	769	1,552	1,454
	Loan related derivative income	676	49	777	333
	Income from bank-owned life insurance	826	753	1,595	1,492
	Gain on sale of bank-owned properties, net	—	988	6,994	988
	Other income	367	387	698	2,853
	Total noninterest income	17,078	16,660	39,721	33,823
	Noninterest expense:
	Salaries and employee benefits	23,025	21,260	45,447	43,035
	Outsourced services	4,404	4,096	8,750	7,876
	Net occupancy	2,662	2,397	5,403	4,958
	Equipment	930	958	1,821	1,978
	Legal, audit, and professional fees	726	741	1,476	1,447
	FDIC deposit insurance costs	1,235	1,404	2,497	2,845
	Advertising and promotion	717	661	1,127	1,209
	Amortization of intangibles	203	208	407	416
	Pension plan settlement charge	—	—	6,436	—
	Other expenses	2,628	2,185	5,362	4,509
	Total noninterest expense	36,530	33,910	78,726	68,273
	Income before income taxes	17,133	13,835	32,802	27,600
	Income tax expense	3,888	3,020	7,378	5,849
	Net income	$13,245	$10,815	$25,424	$21,751

	Net income available to common shareholders	$13,245	$10,807	$25,424	$21,731
	Weighted average common shares outstanding - basic	19,285	17,052	19,280	17,042
	Weighted average common shares outstanding - diluted	19,374	17,110	19,372	17,082
Per share information:	Basic earnings per common share	$0.69	$0.63	$1.32	$1.28
	Diluted earnings per common share	$0.68	$0.63	$1.31	$1.27
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)
(Dollars in thousands)

	Three Months		Six Months
Periods ended June 30,	2025	2024	2025	2024
Net income	$13,245	$10,815	$25,424	$21,751
Other comprehensive income (loss), net of tax:
Net change in fair value of available for sale debt securities	2,132	749	14,762	(10,239)
Net change in fair value of cash flow hedges	1,076	1,815	1,669	5,020
Net change in defined benefit plan obligations	22	23	6,791	46
Total other comprehensive income (loss), net of tax	3,230	2,587	23,222	(5,173)
Total comprehensive income	$16,475	$13,402	$48,646	$16,578

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity (unaudited)
(Dollars and shares in thousands, except per share amounts)

For the three months ended June 30, 2025	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at March 31, 2025	19,276	$1,223	$197,570	$435,233	($99,179)	($13,167)	$521,680
Net income	—	—	—	13,245	—	—	13,245
Total other comprehensive income, net of tax	—	—	—	—	3,230	—	3,230
Cash dividends declared ($0.56 per share)	—	—	—	(10,958)	—	—	(10,958)
Share-based compensation	—	—	873	—	—	—	873
Exercise of stock options, issuance of other compensation-related equity awards, net of awards surrendered	17	—	(1,051)	—	—	796	(255)
Treasury stock purchased under 2025 Repurchase Program	(10)	—	—	—	—	(296)	(296)
Balance at June 30, 2025	19,283	$1,223	$197,392	$437,520	($95,949)	($12,667)	$527,519

For the six months ended June 30, 2025	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2024	19,274	$1,223	$196,947	$434,014	($119,171)	($13,285)	$499,728
Net income	—	—	—	25,424	—	—	25,424
Total other comprehensive income, net of tax	—	—	—	—	23,222	—	23,222
Cash dividends declared ($1.12 per share)	—	—	—	(21,918)	—	—	(21,918)
Share-based compensation	—	—	1,653	—	—	—	1,653
Exercise of stock options, issuance of other compensation-related equity awards, net of awards surrendered	19	—	(1,208)	—	—	914	(294)
Treasury stock purchased under 2025 Repurchase Program	(10)	—	—	—	—	(296)	(296)
Balance at June 30, 2025	19,283	$1,223	$197,392	$437,520	($95,949)	($12,667)	$527,519

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

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statement of Cash Flows (unaudited)
(Dollars in thousands)

	Six months ended June 30,	2025	2024
	Cash flows from operating activities:
	Net income	$25,424	$21,751
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for credit losses	1,800	1,200
	Gain on sale of bank-owned properties, net	(6,994)	(988)
	Depreciation of premises and equipment	1,770	1,998
	Net amortization of premiums and discounts on debt securities and loans	364	573
	Amortization of intangibles	407	416
	Amortization of terminated cash flow hedge loss	4,255	4,279
	Pension plan settlement charge	6,436	—
	Share-based compensation	1,653	1,278
	Tax expense from stock option exercises and other equity awards	(174)	(135)
	Income from bank-owned life insurance	(1,595)	(1,492)
	Net gains on loan sales, including changes in fair value	(4,187)	(4,135)
	Proceeds from sales of loans, net	189,449	178,728
	Loans originated for sale	(199,134)	(181,608)
	Decrease in operating lease right-of-use assets	1,783	977
	Decrease in operating lease liabilities	(1,697)	(1,015)
	Decrease (increase) in other assets	8,949	(746)
	Decrease in other liabilities	(8,717)	(7,952)
	Net cash provided by operating activities	19,792	13,129
	Cash flows from investing activities:
Purchases of:	Available for sale debt securities: Mortgage-backed	(73,303)	—
	Available for sale debt securities: Other	—	(400)
Maturities, calls, and principal payments of:	Available for sale debt securities: Mortgage-backed	34,271	34,073
	Available for sale debt securities: Other	3,250	500
	Net redemptions (purchases) of Federal Home Loan Bank stock	4,544	(14,273)
	Net (increase) decrease in loans	(6,367)	20,162
	Net proceeds from sale of portfolio loans	283,182	—
	Purchases of loans	(453)	(597)
	Purchases of premises and equipment	(489)	(2,246)
	Purchases of bank-owned life insurance	(5,000)	—
	Net proceeds from the sale of bank-owned properties	11,780	1,669
	Equity investments in real estate limited partnerships	(74)	(2,841)
	Purchases of other equity investments	(375)	(250)
	Net cash provided by investing activities	250,966	35,797
	Cash flows from financing activities:
	Net decrease in deposits	(70,552)	(372,034)
	Proceeds from Federal Home Loan Bank advances	1,022,000	1,770,000
	Repayments of Federal Home Loan Bank advances	(1,146,000)	(1,410,000)
	Treasury stock purchased	(296)	—
	Net proceeds from stock option exercises and issuance of other equity awards, net of awards surrendered	(294)	(267)
	Cash dividends paid	(21,781)	(19,278)
	Net cash used in by financing activities	(216,923)	(31,579)
	Net increase in cash and cash equivalents	53,835	17,347
	Cash and cash equivalents at beginning of period	113,889	90,184
	Cash and cash equivalents at end of period	$167,724	$107,531

	Noncash Investing and Financing Activities:
	Loans charged-off	$3,189	$123
	Supplemental Disclosures:
	Interest payments	$92,695	$114,441
	Income tax payments	23	4,646

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Note 3 - Securities
Available for Sale Debt Securities
The following tables present the amortized cost, gross unrealized holding gains, gross unrealized holding losses, ACL on securities, and fair value of securities by major security type and class of security:

(Dollars in thousands)
June 30, 2025	Amortized Cost	Unrealized Gains	Unrealized Losses	ACL	Fair Value
Available for Sale Debt Securities:
Obligations of U.S. government agencies and U.S. government-sponsored enterprises	$41,751	$74	($2,244)	$—	$39,581
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	1,023,057	672	(111,219)	—	912,510
Obligations of states and political subdivisions	650	—	(15)	—	635
Individual name issuer trust preferred debt securities	6,183	—	(134)	—	6,049
Corporate bonds	13,204	—	(638)	—	12,566
Total available for sale debt securities	$1,084,845	$746	($114,250)	$—	$971,341

(Dollars in thousands)
December 31, 2024	Amortized Cost	Unrealized Gains	Unrealized Losses	ACL	Fair Value
Available for Sale Debt Securities:
Obligations of U.S. government agencies and U.S. government-sponsored enterprises	$41,751	$—	($3,139)	$—	$38,612
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	984,546	52	(129,451)	—	855,147
Obligations of states and political subdivisions	650	5	—	—	655
Individual name issuer trust preferred debt securities	9,414	—	(193)	—	9,221
Corporate bonds	13,196	—	(526)	—	12,670
Total available for sale debt securities	$1,049,557	$57	($133,309)	$—	$916,305

Available for sale debt securities balances exclude accrued interest receivable of $3.3 million and $3.2 million, respectively, as of June 30, 2025 and December 31, 2024.

At June 30, 2025 and December 31, 2024, securities with a fair value of $366.4 million and $310.5 million, respectively, were pledged as collateral for FHLB borrowings, potential borrowings with the FRBB, certain public deposits, and for other purposes. See Note 10 for additional discussion on FHLB borrowings.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)
June 30, 2025	Amortized Cost	Fair Value
Due in one year or less	$88,267	$78,792
Due after one year to five years	341,966	308,144
Due after five years to ten years	262,554	234,183
Due after ten years	392,058	350,222
Total debt securities	$1,084,845	$971,341

Included in the above table are debt securities with an amortized cost balance of $46.8 million and a fair value of $43.8 million at June 30, 2025 that are callable at the discretion of the issuers.  Final maturities of the callable securities range from 1 month to 19 years, with call features ranging from 1 month to 8 years.

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

The following tables summarize available for sale debt securities in an unrealized loss position, for which an ACL on securities has not been recorded, segregated by length of time that the securities have been in a continuous unrealized loss position:

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
June 30, 2025	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government agencies and U.S. government-sponsored enterprises	1	$297	($2)	6	$24,208	($2,242)	7	$24,505	($2,244)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	31	115,754	(391)	92	461,720	(110,828)	123	577,474	(111,219)
Obligations of states and political subdivisions	1	635	(15)	—	—	—	1	635	(15)
Individual name issuer trust preferred debt securities	—	—	—	2	6,049	(134)	2	6,049	(134)
Corporate bonds	—	—	—	4	12,566	(638)	4	12,566	(638)
Total	33	$116,686	($408)	104	$504,543	($113,842)	137	$621,229	($114,250)

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
December 31, 2024	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government agencies and U.S. government-sponsored enterprises	2	$15,289	($12)	6	$23,323	($3,127)	8	$38,612	($3,139)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	57	384,164	(3,632)	93	466,741	(125,819)	150	850,905	(129,451)
Individual name issuer trust preferred debt securities	—	—	—	3	9,221	(193)	3	9,221	(193)
Corporate bonds	—	—	—	4	12,670	(526)	4	12,670	(526)
Total	59	$399,453	($3,644)	106	$511,955	($129,665)	165	$911,408	($133,309)

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
There were no debt securities on nonaccrual status at June 30, 2025 and 2024 and, therefore there was no accrued interest related to debt securities reversed against interest income for the three and six months ended June 30, 2025 and 2024.

As of June 30, 2025, the Corporation does not intend to sell the debt securities in an unrealized loss position and has determined that it is more-likely-than-not that the Corporation will not be required to sell each security before the recovery of its amortized cost basis. In addition, management does not believe that any of the securities are impaired due to reasons of credit quality. As further described below, management believes the unrealized losses on these debt securities are primarily attributable to changes in the investment spreads and interest rates. Therefore, no ACL was recorded at both June 30, 2025 and December 31, 2024.

Obligations of U.S. Government Agency and U.S. Government-Sponsored Enterprise Securities, including Mortgage-Backed Securities
The contractual cash flows for these securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major credit rating agencies, and have a long history of no credit losses. The issuers of these securities continue to make timely principal and interest payments, and none of these securities were past due at June 30, 2025. Additionally, the Corporation utilizes a zero credit loss estimate for these securities.

Obligations of States and Political Subdivisions
Obligations of states and political subdivisions consist of a high credit quality (rated AA or higher) state and municipal bond. High credit quality obligations of state and political subdivisions have a history of zero to near-zero credit losses. We noted no downgrades to below investment grade between June 30, 2025 and the filing date of this report. Based on the information available through the filing date of this report, the state and municipal bond continues to accrue interest and make payments as expected with no payment deferrals or defaults on the part of the issuer.

Individual Name Issuer Trust Preferred Debt Securities
These securities in an unrealized loss position at June 30, 2025 included two trust preferred securities issued by two individual companies in the banking sector. Management reviewed the collectability of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings, including ratings in effect as of the reporting period date, as well as credit rating changes between the reporting period date and the filing date of this report, and other information.  As of June 30, 2025, there was one individual name issuer trust preferred debt security with an amortized cost of $2.0 million and unrealized losses of $85 thousand that was rated below investment grade by S&P. We noted no downgrades to below investment grade between June 30, 2025 and the filing date of this report.  Based on the information available through the filing date of this report, all individual name issuer trust preferred debt securities continue to accrue interest and make payments as expected with no payment deferrals or defaults on the part of the issuers.

Corporate Bonds
These securities in an unrealized loss position at June 30, 2025 included four corporate bond holdings issued by three individual companies in the financial services industry. Management reviewed the collectability of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings, including ratings in effect as of the reporting period date, as well as credit rating changes between the reporting period date and the filing date of this report, and other information. As of June 30, 2025, there was one corporate bond debt security with an amortized cost of $2.0 million and unrealized losses of $12 thousand that was rated below investment grade by S&P. We noted no downgrades to below investment grade between June 30, 2025 and the filing date of this report. Based on the information available through the filing date of this report, all corporate bond debt securities continue to accrue interest and make payments as expected with no payment deferrals or defaults on the part of the issuers.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Note 4 - Loans
The following table presents the carrying value of loans, segregated by class of loans:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Commercial:
Commercial real estate (1)	$2,178,925	$2,154,504
Commercial & industrial (2)	547,318	542,474
Total commercial	2,726,243	2,696,978
Residential Real Estate:
Residential real estate (3)	2,096,250	2,126,171
Consumer:
Home equity	300,917	297,119
Other (4)	16,850	17,570
Total consumer	317,767	314,689
Total loans (5)	$5,140,260	$5,137,838
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
(3)Residential real estate consists of mortgage and homeowner construction loans secured by one- to four-family residential properties. Also, includes negative basis adjustments associated with fair value hedges of $179 thousand and $1.5 million, respectively, at June 30, 2025 and December 31, 2024. See Note 7 for additional disclosure.
(4)Other consists of loans to individuals secured by general aviation aircraft and other personal installment loans.
(5)Includes net unamortized loan origination costs of $11.5 million and $10.9 million, respectively, at June 30, 2025 and December 31, 2024 and net unamortized premiums on loans purchased from and serviced by other financial institutions of $217 thousand and $242 thousand, respectively, at June 30, 2025 and December 31, 2024.

The carrying value of loans excludes accrued interest receivable of $20.6 million and $22.1 million, respectively, as of June 30, 2025 and December 31, 2024.

As of June 30, 2025 and December 31, 2024, loans amounting to $3.0 billion and $2.8 billion, respectively, were pledged as collateral to the FHLB under a blanket pledge agreement and to the FRBB for the discount window. See Note 10 for additional disclosure regarding borrowings.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Past Due Loans
Past due status is based on the contractual payment terms of the loan. The following tables present an aging analysis of past due loans, segregated by class of loans:

(Dollars in thousands)		Days Past Due
June 30, 2025	Current	30-59	60-89	90 or More	Total Past Due	Total Loans
Commercial:
Commercial real estate	$2,178,925	$—	$—	$—	$—	$2,178,925
Commercial & industrial	545,519	1,376	—	423	1,799	547,318
Total commercial	2,724,444	1,376	—	423	1,799	2,726,243
Residential Real Estate:
Residential real estate	2,086,478	5,745	2,518	1,509	9,772	2,096,250
Consumer:
Home equity	298,487	1,833	456	141	2,430	300,917
Other	16,816	34	—	—	34	16,850
Total consumer	315,303	1,867	456	141	2,464	317,767
Total loans	$5,126,225	$8,988	$2,974	$2,073	$14,035	$5,140,260

(Dollars in thousands)		Days Past Due
December 31, 2024	Current	30-59	60-89	90 or More	Total Past Due	Total Loans
Commercial:
Commercial real estate	$2,154,504	$—	$—	$—	$—	$2,154,504
Commercial & industrial	541,574	518	382	—	900	542,474
Total commercial	2,696,078	518	382	—	900	2,696,978
Residential Real Estate:
Residential real estate	2,118,430	3,476	1,892	2,373	7,741	2,126,171
Consumer:
Home equity	294,172	1,630	410	907	2,947	297,119
Other	17,176	44	350	—	394	17,570
Total consumer	311,348	1,674	760	907	3,341	314,689
Total loans	$5,125,856	$5,668	$3,034	$3,280	$11,982	$5,137,838

Included in past due loans as of June 30, 2025 and December 31, 2024, were nonaccrual loans of $8.2 million and $6.4 million, respectively. In addition, all loans 90 days or more past due at June 30, 2025 and December 31, 2024 were classified as nonaccrual.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table is a summary of nonaccrual loans, segregated by class of loans:

(Dollars in thousands)	June 30, 2025			December 31, 2024
	Nonaccrual Loans			Nonaccrual Loans
	With an ACL	Without an ACL	Total	With an ACL	Without an ACL	Total
Commercial:
Commercial real estate	$—	$4,276	$4,276	$10,053	$—	$10,053
Commercial & industrial	9,288	423	9,711	515	—	515
Total commercial	9,288	4,699	13,987	10,568	—	10,568
Residential Real Estate:
Residential real estate	9,601	1,013	10,614	9,743	1,024	10,767
Consumer:
Home equity	1,507	—	1,507	1,972	—	1,972
Other	—	—	—	—	—	—
Total consumer	1,507	—	1,507	1,972	—	1,972
Total nonaccrual loans	$20,396	$5,712	$26,108	$22,283	$1,024	$23,307
Accruing loans 90 days or more past due			$—			$—

Nonaccrual loans of $17.9 million and $16.9 million, respectively, at June 30, 2025 and December 31, 2024 were current as to the payment of principal and interest.

As of June 30, 2025 and December 31, 2024, nonaccrual loans secured by one- to four-family residential properties amounting to $1.5 million and $1.0 million, respectively, were in process of foreclosure.

The following table presents interest income recognized on nonaccrual loans:

(Dollars in thousands)	Three Months		Six Months
Periods ended June 30,	2025	2024	2025	2024
Commercial:
Commercial real estate	$—	$—	$—	$—
Commercial & industrial	2	—	32	—
Total commercial	2	—	32	—
Residential Real Estate:
Residential real estate	124	71	268	186
Consumer:
Home equity	48	32	83	69
Other	—	—	—	—
Total consumer	48	32	83	69
Total	$174	$103	$383	$255

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
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

The following tables present the carrying value of TLMs made during the periods indicated, segregated by class of loans and type of concession granted:

(Dollars in thousands)
Three months ended June 30, 2025	Other-than-Insignificant Payment Delay	Combination (1)	Total	% of Loan Class (2)
Commercial:
Commercial real estate	$—	$4,276	$4,276	—%
Commercial & industrial	—	—	—	—
Total commercial	—	4,276	4,276	—
Total	$—	$4,276	$4,276	—%
(1)Combination includes an interest rate reduction, maturity extension and other-than-insignificant payment delay.
(2)Percentage of TLMs to the total loans outstanding within the respective loan class.

(Dollars in thousands)
Six months ended June 30, 2025	Other-than-Insignificant Payment Delay	Combination (1)	Total	% of Loan Class (2)
Commercial:
Commercial real estate	$—	$4,276	$4,276	—%
Commercial & industrial	—	—	—	—
Total commercial	—	4,276	4,276	—
Residential Real Estate:
Residential real estate	$1,429	$—	$1,429	—%
Total	$1,429	$4,276	$5,705	—%
(1)Combination includes an interest rate reduction, maturity extension and other-than-insignificant payment delay.
(2)Percentage of TLMs to the total loans outstanding within the respective loan class.

(Dollars in thousands)
Three months ended June 30, 2024	Maturity Extension	Other-than-Insignificant Payment Delay	Total	% of Loan Class (1)
Residential Real Estate:
Residential real estate	—	$267	$267	—
Total	$—	$267	$267	—%
(1)Percentage of TLMs to the total loans outstanding within the respective loan class.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)
Six months ended June 30, 2024	Maturity Extension	Other-than-Insignificant Payment Delay	Total	% of Loan Class (1)
Commercial:
Commercial real estate	$—	$—	$—	—%
Commercial & industrial	642	—	642	—
Total commercial	642	—	642	—
Residential Real Estate:
Residential real estate	—	267	267	—
Total	$642	$267	$909	—%
(1)Percentage of TLMs to the total loans outstanding within the respective loan class.

The following tables describe the financial effect of TLMs made during the periods indicated, segregated by class of loans:

Three months ended June 30, 2025	Financial Effect
Combination - Interest Rate Reduction, Maturity Extension and Other-than Insignificant Payment Delay:
Commercial real estate	Provided interest rate reduction by a weighted average rate of 1.7%, maturity extension for a weighted average period of 8 months, and payment delay for a weighted average period of 8 months

Six months ended June 30, 2025	Financial Effect
Combination - Interest Rate Reduction, Maturity Extension and Other-than Insignificant Payment Delay:
Commercial real estate	Provided interest rate reduction by a weighted average rate of 1.7%, maturity extension for a weighted average period of 8 months, and payment delay for a weighted average period of 8 months
Other-than-Insignificant Payment Delay:
Residential real estate	Provided payment delay for a weighted average period of 6 months

Three months ended June 30, 2024	Financial Effect
Other-than-Insignificant Payment Delay:
Residential real estate	Provided payment delay for a weighted average period of 6 months

Six months ended June 30, 2024	Financial Effect
Maturity Extension:
Commercial & industrial	Extended maturity by a weighted average of 120 months
Other-than-Insignificant Payment Delay:
Residential real estate	Provided payment delay for a weighted average period of 6 months

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Management closely monitors the performance of TLMs to understand the effectiveness of the modifications. As of the dates indicated, the following tables present an aging analysis of TLMs that have been modified in the past 12 months:

(Dollars in thousands)		Days Past Due
June 30, 2025	Current	30-59	60-89	90 or More	Total Past Due	Total Loans
Commercial:
Commercial real estate	$4,276	$—	$—	$—	$—	$4,276
Commercial & industrial	5,000	—	—	—	—	5,000
Total commercial	9,276	—	—	—	—	9,276
Residential Real Estate:
Residential real estate	1,429	—	—	—	—	1,429
Total loans	$10,705	$—	$—	$—	$—	$10,705

At June 30, 2025, there were no TLMs made in the previous 12 months for which there was a subsequent payment default.

(Dollars in thousands)		Days Past Due
June 30, 2024	Current	30-59	60-89	90 or More	Total Past Due	Total Loans
Commercial:
Commercial real estate	$7,612	$—	$—	$—	$—	$7,612
Commercial & industrial	910	—	—	—	—	910
Total commercial	8,522	—	—	—	—	8,522
Residential Real Estate:
Residential real estate	267	—	—	—	—	267
Total loans	$8,789	$—	$—	$—	$—	$8,789

At June 30, 2024, there were no TLMs made in the previous 12 months for which there was a subsequent payment default.

There were no significant commitments to lend additional funds to borrowers experiencing financial difficulty whose loans were TLMs at June 30, 2025.

Individually Analyzed Loans
Individually analyzed loans include nonaccrual commercial loans, TLMs, as well as certain other loans based on the underlying risk characteristics and the discretion of management to individually analyze such loans.

As of June 30, 2025 and December 31, 2024, the carrying value of individually analyzed loans amounted to $21.4 million and $16.6 million, respectively.

The carrying value of collateral dependent individually analyzed loans was $16.4 million and $11.6 million, respectively, at June 30, 2025 and December 31, 2024. For collateral dependent loans where management has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and repayment of the loan is to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. See Note 8 for additional disclosure regarding fair value of individually analyzed collateral dependent loans.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents the carrying value of collateral dependent individually analyzed loans:

(Dollars in thousands)	June 30, 2025		December 31, 2024
	Carrying Value	Related Allowance	Carrying Value	Related Allowance
Commercial:
Commercial real estate (1)	$4,276	$—	$10,053	$1,252
Commercial & industrial (2)	9,711	2,269	515	259
Total commercial	13,987	2,269	10,568	1,511
Residential Real Estate:
Residential real estate (3)	2,442	—	1,023	—
Total	$16,429	$2,269	$11,591	$1,511
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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table includes information on credit quality indicators and gross charge-offs for the Corporation’s loan portfolio, segregated by class of loans as of June 30, 2025:

(Dollars in thousands)	Term Loans Amortized Cost by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term Loans	Total
Commercial:
CRE:
Pass	$114,831	$134,816	$463,479	$581,435	$322,274	$501,784	$11,986	$965	$2,131,570
Special mention	—	—	6,509	5,330	—	2,197	—	—	14,036
Classified	4,276	22,830	—	—	—	6,213	—	—	33,319
Total CRE	119,107	157,646	469,988	586,765	322,274	510,194	11,986	965	2,178,925
Gross charge-offs	—	—	—	—	—	2,724	—	—	2,724

C&I:
Pass	24,204	47,122	45,816	140,956	21,506	177,291	61,397	357	518,649
Special mention	—	800	—	3,518	1,208	7,614	5,674	—	18,814
Classified	—	—	9,275	—	144	—	436	—	9,855
Total C&I	24,204	47,922	55,091	144,474	22,858	184,905	67,507	357	547,318
Gross charge-offs	25	—	—	—	—	299	—	—	324

Residential Real Estate:
Residential real estate:
Current (1)	66,290	62,061	361,499	721,464	361,530	513,813	—	—	2,086,657
Past due	—	—	1,149	2,724	—	5,899	—	—	9,772
Total residential real estate	66,290	62,061	362,648	724,188	361,530	519,712	—	—	2,096,429
Gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer:
Home equity:
Current	9,106	11,509	16,706	11,479	5,771	7,531	223,004	13,381	298,487
Past due	—	—	88	—	90	319	970	963	2,430
Total home equity	9,106	11,509	16,794	11,479	5,861	7,850	223,974	14,344	300,917
Gross charge-offs	—	—	—	—	—	—	—	—	—

Other:
Current	1,930	3,261	3,872	1,959	2,070	3,492	232	—	16,816
Past due	24	4	—	—	6	—	—	—	34
Total other	1,954	3,265	3,872	1,959	2,076	3,492	232	—	16,850
Gross charge-offs	140	—	1	—	—	—	—	—	141

Total loans, amortized cost	$220,661	$282,403	$908,393	$1,468,865	$714,599	$1,226,153	$303,699	$15,666	$5,140,439
Total gross charge-offs	$165	$—	$1	$—	$—	$3,023	$—	$—	$3,189
(1)Excludes a $179 thousand negative basis adjustment associated with fair value hedges. See Note 7 for additional disclosure.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Washington Trust may renew commercial loans at or immediately prior to their maturity. In the tables above, renewals subject to full credit evaluation before being granted are reported as originations in the period renewed. Loans with extensions of maturity dates of more than three months, including TLMs, are reported as originations in the period extended. Gross charge-offs are reported in the loan’s initial origination year.

Note 5 - Allowance for Credit Losses on Loans
The ACL on loans is management’s estimate of expected lifetime credit losses on loans carried at amortized cost. The level of the ACL on loans is based on management’s ongoing review of all relevant information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts.

The following table presents the activity in the ACL on loans for the three months ended June 30, 2025:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$25,207	$7,656	$32,863	$6,776	$1,057	$360	$1,417	$41,056
Charge-offs	(274)	(317)	(591)	—	—	(76)	(76)	(667)
Recoveries	—	10	10	—	1	9	10	20
Provision	(5,329)	5,809	480	143	49	(22)	27	650
Ending Balance	$19,604	$13,158	$32,762	$6,919	$1,107	$271	$1,378	$41,059

The following table presents the activity in the ACL on loans for the six months ended June 30, 2025:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$26,485	$7,277	$33,762	$6,832	$1,031	$335	$1,366	$41,960
Charge-offs	(2,724)	(324)	(3,048)	—	—	(141)	(141)	(3,189)
Recoveries	200	14	214	—	2	22	24	238
Provision	(4,357)	6,191	1,834	87	74	55	129	2,050
Ending Balance	$19,604	$13,158	$32,762	$6,919	$1,107	$271	$1,378	$41,059

The following table presents the activity in the ACL on loans for the three months ended June 30, 2024:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$24,856	$7,620	$32,476	$8,035	$1,057	$337	$1,394	$41,905
Charge-offs	—	(12)	(12)	—	—	(41)	(41)	(53)
Recoveries	—	8	8	—	6	12	18	26
Provision	910	(519)	391	67	17	25	42	500
Ending Balance	$25,766	$7,097	$32,863	$8,102	$1,080	$333	$1,413	$42,378

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents the activity in the ACL on loans for the six months ended June 30, 2024:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$24,144	$8,088	$32,232	$7,403	$1,048	$374	$1,422	$41,057
Charge-offs	—	(20)	(20)	—	—	(103)	(103)	(123)
Recoveries	—	17	17	—	7	20	27	44
Provision	1,622	(988)	634	699	25	42	67	1,400
Ending Balance	$25,766	$7,097	$32,863	$8,102	$1,080	$333	$1,413	$42,378

Note 6 - Leases
The Corporation has committed to rent premises used in business operations under non-cancelable operating leases and determines if an arrangement meets the definition of a lease upon inception. Upon commencement of a new lease, a ROU asset and corresponding lease liability is recognized. The Corporation recognizes an adjustment to the ROU asset and lease liability when lease agreements are amended and executed. The discount rate used in determining the present value of lease payments is based on the lessor’s implicit rate in the lease if known or the Corporation’s incremental borrowing rate for borrowing terms similar to the lease upon commencement date. Operating lease ROU assets amounted to $35.6 million and $26.9 million, respectively, as of June 30, 2025 and December 31, 2024. Operating lease liabilities totaled $38.3 million and $29.6 million, respectively, as of June 30, 2025 and December 31, 2024.

In the first quarter of 2025, sales-leaseback transactions were completed for five branch locations and a pre-tax net gain on the sale of the bank-owned properties totaling $7.0 million was recognized in noninterest income. In addition, operating lease ROU assets of $10.0 million and operating lease liabilities of $10.0 million were recorded on the balance sheet. These leases expire in 17 years and include options to renew for two additional 15-year terms.

As of both June 30, 2025 and December 31, 2024, there were no operating leases that had not yet commenced.

The following table presents information regarding the Corporation’s operating leases:

	Jun 30, 2025	Dec 31, 2024
Weighted average discount rate	5.30%	3.80%
Range of lease expiration dates	4 months - 22 years	4 months - 23 years
Range of lease renewal options	3 years - 15 years	1 year - 5 years
Weighted average remaining lease term	13.4 years	12.6 years

The following table presents the undiscounted annual lease payments under the terms of the Corporation’s operating leases at June 30, 2025, including a reconciliation to the present value of operating lease liabilities recognized in the Consolidated Balance Sheets:

(Dollars in thousands)
July 1, 2025 to December 31, 2025	$2,554
2026	4,712
2027	4,029
2028	3,707
2029	3,597
2030 and thereafter	35,641
Total operating lease payments	54,240
Less: interest	15,941
Present value of operating lease liabilities (1)	$38,299
(1)Includes short-term operating lease liabilities of $3.2 million.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents the components of total lease expense and operating cash flows:

(Dollars in thousands)	Three Months		Six Months
Periods ended June 30,	2025	2024	2025	2024
Lease Expense:
Operating lease expense	$1,356	$1,124	$2,627	$2,247
Variable lease expense	50	41	96	81
Total lease expense (1)	$1,406	$1,165	$2,723	$2,328
Cash Paid:
Cash paid reducing operating lease liabilities	$1,303	$1,120	$2,541	$2,285
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

Interest Rate Risk Management Agreements
Interest rate risk management agreements, such as swaps, caps, floors, and collars, are used from time to time as part of the Corporation’s interest rate risk management strategy. Interest rate swaps are agreements in which the Corporation and another party agree to exchange interest payments (e.g., fixed-rate for variable-rate payments or variable-rate for fixed-rate payments) computed on a notional principal amount. Interest rate caps and floors represent options purchased by the Corporation to manage the interest rate paid throughout the term of the option contract. An interest rate collar is a derivative instrument that represents simultaneously buying an interest rate cap and selling an interest rate floor. The credit risk associated with these derivative transactions is the risk of default by the counterparty. To minimize this risk, the Corporation enters into interest rate agreements only with highly rated counterparties that management believes to be creditworthy. The notional amounts of these agreements do not represent amounts exchanged by the parties and, thus, are not a measure of the potential loss exposure.

Cash Flow Hedging Instruments
As of June 30, 2025 and December 31, 2024, the Corporation had interest rate swap contracts and interest rate collars that were designated as cash flow hedges. These cash flow hedges were executed to hedge the interest rate risk associated with short-term borrowings. See Note 10 for additional disclosure on borrowings. The changes in fair value of these derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) and subsequently reclassified to earnings when gains or losses are realized (i.e., in the same period during which the hedged transactions affect earnings.)

The Corporation previously had an interest rate swap contract that was designated as a cash flow hedge to hedge the interest rate risk associated with a pool of variable rate commercial loans. On March 31, 2023, the Corporation terminated this interest rate swap contract and the derivative liability was derecognized. The loss on this interest rate swap included in the AOCL component of shareholders’ equity was updated to its termination date fair value of $26.5 million, or $20.1 million after tax. This loss is being amortized into earnings as a reduction of interest income on a straight-line basis over the remaining life of the original interest rate swap term, or through May 1, 2026. At June 30, 2025, the remaining unamortized balance of the loss included in the AOCL component of shareholders’ equity was $7.2 million, or $5.4 million after tax.

Fair Value Hedging Instruments
As of June 30, 2025 and December 31, 2024, the Corporation had interest rate swap contracts that were designated as fair value hedges. The fair value hedges were executed to hedge the interest rate risk associated with a closed-pool of fixed-rate residential real estate loans (the “hedged item”). The hedged item is measured at fair value through a basis adjustment recognized on the balance sheet. The changes in fair value of derivatives designated as fair value hedges, as well as the offsetting changes in fair value of the hedged item are recognized in earnings.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents the notional amounts and fair values of derivative instruments in the Unaudited Consolidated Balance Sheets:

(Dollars in thousands)	June 30, 2025			December 31, 2024
		Fair Value			Fair Value
	Notional Amounts	Derivative Assets	Derivative Liabilities	Notional Amounts	Derivative Assets	Derivative Liabilities
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate swaps (1)	$120,000	$279	$1,011	$120,000	$1,529	$229
Interest rate collars	100,000	—	63	50,000	—	30
Derivatives Designated as Fair Value Hedging Instruments:
Interest rate risk management contracts:
Interest rate swaps	100,000	179	—	100,000	1,477	—
Derivatives not Designated as Hedging Instruments:
Loan related derivative contracts:
Interest rate contracts with customers	856,539	6,134	32,834	886,912	2,468	51,372
Mirror contracts with counterparties	856,539	32,710	6,221	886,912	51,176	2,529
Risk participation agreements	322,425	37	—	343,935	29	—
Mortgage loan commitments:
Interest rate lock commitments	37,232	785	23	20,238	248	—
Forward sale commitments	84,050	4	1,012	52,100	163	291
Gross amounts		40,128	41,164		57,090	54,451
Less: amounts offset (2)		6,500	6,500		2,788	2,788
Derivative balances, net of offset		33,628	34,664		54,302	51,663
Less: collateral pledged (3)		—	—		—	—
Net amounts		$33,628	$34,664		$54,302	$51,663
(1)The fair value of derivative assets includes accrued interest receivable of $79 thousand and $120 thousand, respectively, at June 30, 2025 and December 31, 2024. There was no accrued interest payable included in the fair value of derivative liabilities at June 30, 2025 or at December 31, 2024.
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

The following table presents the balance sheet location, carrying value, and cumulative basis adjustment of the hedged item associated with fair value hedges:

(Dollars in thousands)
	June 30, 2025		December 31, 2024
Balance Sheet Location	Carrying Value of Hedged Item (1)	Cumulative Basis Adjustment	Carrying Value of Hedged Item (1)	Cumulative Basis Adjustment
Residential real estate loans	$99,821	($179)	$98,519	($1,481)
(1)Represents the carrying value of the hedged item associated with fair value hedges on a closed-pool of fixed-rate residential real estate loans that are expected to be outstanding for the designated hedged periods. The amortized cost balance of the closed-pool of residential real estate loans used in the fair value hedges was $634.8 million and $733.2 million, respectively, at June 30, 2025 and December 31, 2024.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents the effect of derivative instruments in the Unaudited Consolidated Statements of Changes in Shareholders’ Equity:

(Dollars in thousands)	Amounts Recognized in Other Comprehensive Income (Loss), Net of Tax
	Three Months		Six Months
Periods ended June 30,	2025	2024	2025	2024
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate swaps	$1,094	$1,846	$1,693	$5,051
Interest rate collars	(18)	(31)	(24)	(31)
Total	$1,076	$1,815	$1,669	$5,020

The following table presents the effect of derivative instruments in the Unaudited Consolidated Statements of Income:

(Dollars in thousands)		Amount of Gain (Loss) Recognized in the Unaudited Consolidated Statements of Income
		Three Months		Six Months
Periods ended June 30,	Statement of Income Location	2025	2024	2025	2024
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate swaps	Interest income: Interest and fees on loans	($2,139)	($2,140)	$(4,255)	$(4,279)
Interest rate swaps	Interest expense: FHLB advances	192	495	386	988
Derivatives Designated as Fair Value Hedging Instruments:
Interest rate risk management contracts:
Interest rate swaps	Interest income: Interest and fees on loans	(519)	—	(1,298)	—
Hedged item	Interest income: Interest and fees on loans	520	—	1,302	—
Derivatives not Designated as Hedging Instruments:
Loan related derivative contracts:
Interest rate contracts with customers	Loan related derivative income	$4,357	($6,348)	$14,154	($25,357)
Mirror interest rate contracts with counterparties	Loan related derivative income	(3,690)	6,404	(13,418)	25,714
Risk participation agreements	Loan related derivative income	9	(7)	41	(24)
Mortgage loan commitments:
Interest rate lock commitments	Mortgage banking revenues	(55)	(48)	515	200
Forward sale commitments	Mortgage banking revenues	(87)	177	(726)	243
Total		($1,412)	($1,467)	($3,299)	($2,515)
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

The following table presents a summary of mortgage loans held for sale accounted for under the fair value option:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Aggregate fair value	$35,681	$21,708
Aggregate principal balance	34,877	21,420
Difference between fair value and principal balance	$804	$288

Changes in fair value of mortgage loans held for sale accounted for under the fair value option election are included in mortgage banking revenues in the Unaudited Consolidated Statements of Income. Changes in fair value amounted to increases in mortgage banking revenues of $292 thousand and $517 thousand, respectively, for the three and six months ended June 30, 2025. This compared to decreases in mortgage banking revenues of $22 thousand and $91 thousand, respectively, for the three and six months ended June 30, 2024.
There were no mortgage loans held for sale 90 days or more past due as of June 30, 2025 and December 31, 2024.

Valuation Techniques for Items Recorded at Fair Value on a Recurring Basis
Available for Sale Debt Securities
Available for sale debt securities are recorded at fair value on a recurring basis. When available, the Corporation uses quoted market prices to determine the fair value of debt securities; such items are classified as Level 1. There were no Level 1 debt securities held at June 30, 2025 and December 31, 2024.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Debt securities not actively traded whose fair value is determined through the use of cash flows utilizing inputs that are unobservable are classified as Level 3. There were no Level 3 debt securities held at June 30, 2025 and December 31, 2024.

Mortgage Loans Held for Sale, at Fair Value
The Corporation has elected the fair value option for mortgage loans that are originated and intended for sale to the secondary market. The fair value is estimated based on current market prices for similar loans in the secondary market and therefore are classified as Level 2 assets.

Derivatives
Interest rate derivative contracts are traded in over-the-counter markets where quoted market prices are not readily available.  Fair value measurements are determined using independent valuation software, which utilizes the present value of future cash flows discounted using market observable inputs such as forward rate assumptions. The Corporation evaluates the credit risk of its counterparties, as well as that of the Corporation.  Accordingly, factors such as the likelihood of default by the Corporation and its counterparties, its net exposures, and remaining contractual life are considered in determining if any fair value adjustments related to credit risk are required.  Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of collateral securing the position, if any. The Corporation has determined that the majority of the inputs used to value its derivative positions fall within Level 2 of the fair value hierarchy. However, the credit valuation adjustments utilize Level 3 inputs. As of June 30, 2025 and December 31, 2024, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Corporation has classified its derivative valuations in their entirety as Level 2.

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

Items Recorded at Fair Value on a Recurring Basis
The following tables present the balances of assets and liabilities reported at fair value on a recurring basis:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2025
Assets:
Available for sale debt securities:
Obligations of U.S. government agencies and U.S government sponsored enterprises	$39,581	$—	$39,581	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	912,510	—	912,510	—
Obligations of states and political subdivisions	635	—	635	—
Individual name issuer trust preferred debt securities	6,049	—	6,049	—
Corporate bonds	12,566	—	12,566	—
Mortgage loans held for sale	35,681	—	35,681	—
Derivative assets	33,628	—	33,628	—
Total assets at fair value on a recurring basis	$1,040,650	$—	$1,040,650	$—
Liabilities:
Derivative liabilities	$34,664	$—	$34,664	$—
Total liabilities at fair value on a recurring basis	$34,664	$—	$34,664	$—

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2024
Assets:
Available for sale debt securities:
Obligations of U.S. government agencies and U.S government sponsored enterprises	$38,612	$—	$38,612	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	855,147	—	855,147	—
Obligations of states and political subdivisions	655	—	655	—
Individual name issuer trust preferred debt securities	9,221	—	9,221	—
Corporate bonds	12,670	—	12,670	—
Mortgage loans held for sale	21,708	—	21,708	—
Derivative assets	54,302	—	54,302	—
Total assets at fair value on a recurring basis	$992,315	$—	$992,315	$—
Liabilities:
Derivative liabilities	$51,663	$—	$51,663	$—
Total liabilities at fair value on a recurring basis	$51,663	$—	$51,663	$—

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

Items Recorded at Fair Value on a Nonrecurring Basis
The following table presents the carrying value of assets held at June 30, 2025, which were written down to fair value during the six months ended June 30, 2025:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Collateral dependent individually analyzed loans	$11,295	$—	$—	$11,295
Total assets at fair value on a nonrecurring basis	$11,295	$—	$—	$11,295

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents the carrying value of assets held at December 31, 2024, which were written down to fair value during the year ended December 31, 2024.

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral dependent individually analyzed loans	$9,057	$—	$—	$9,057
Mortgage loans held for sale, at lower of cost or market	281,706	—	281,706	—
Total assets at fair value on a nonrecurring basis	$290,763	$—	$281,706	$9,057

The following tables present valuation techniques and unobservable inputs for assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
June 30, 2025
Collateral dependent individually analyzed loans	$11,295	Appraisals of collateral	Discount for costs to sell	0% - 15% (5%)
			Appraisal adjustments	0% - 30% (20%)

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Inputs Utilized (Weighted Average)
December 31, 2024
Collateral dependent individually analyzed loans	$9,057	Appraisals of collateral	Discount for costs to sell	14% - 49% (16%)
			Appraisal adjustments	0% - 10% (7%)

Items for which Fair Value is Only Disclosed
The estimated fair values and related carrying amounts for financial instruments for which fair value is only disclosed are presented in the tables below:

(Dollars in thousands)
June 30, 2025	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$167,724	$167,724	$167,724	$—	$—
Loans, net of allowance for credit losses on loans (1)	5,099,201	4,956,288	—	—	4,956,288
FHLB stock	45,273	45,273	—	45,273	—
Investment in BOLI	113,372	113,372	—	113,372	—

Financial Liabilities:
Non-maturity deposits	$3,836,160	$3,836,160	$—	$3,836,160	$—
Time deposits	1,209,088	1,204,994	—	1,204,994	—
FHLB advances	1,001,000	1,004,500	—	1,004,500	—
Junior subordinated debentures	22,681	19,618	—	19,618	—
(1)The estimated fair value excludes a $179 thousand negative basis adjustment associated with fair value hedges. See Note 7 for additional disclosure.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)
December 31, 2024	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$113,889	$113,889	$113,889	$—	$—
Loans, net of allowance for credit losses on loans (1)	5,095,878	4,952,110	—	—	4,952,110
FHLB stock	49,817	49,817	—	49,817	—
Investment in BOLI	106,777	106,777	—	106,777	—

Financial Liabilities:
Non-maturity deposits	$3,626,152	$3,626,152	$—	$3,626,152	$—
Time deposits	1,489,648	1,479,267	—	1,479,267	—
FHLB advances	1,125,000	1,125,819	—	1,125,819	—
Junior subordinated debentures	22,681	19,602	—	19,602	—
(1)The estimated fair value excludes a $1.5 million negative basis adjustment associated with fair value hedges. See Note 7 for additional disclosure.

Note 9 - Deposits
The following table presents a summary of deposits:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Noninterest-bearing:
Noninterest-bearing demand deposits	$646,584	$661,776
Interest-bearing:
Interest-bearing demand deposits	668,483	592,904
NOW accounts	680,246	692,812
Money market accounts	1,147,792	1,154,745
Savings accounts	693,055	523,915
Time deposits (1)	1,209,088	1,489,648
Total interest-bearing deposits	4,398,664	4,454,024
Total deposits	$5,045,248	$5,115,800
(1)Includes wholesale brokered time deposit balances of $1.8 million and $297.5 million, respectively, as of June 30, 2025 and December 31, 2024.

The following table presents scheduled maturities of time certificates of deposit:

(Dollars in thousands)	Scheduled Maturity	Weighted Average Rate
July 1, 2025 to December 31, 2025	$831,039	3.81%
2026	289,029	3.55
2027	51,859	3.06
2028	27,871	3.71
2029	5,714	2.78
2030 and thereafter	3,576	2.25
Balance at June 30, 2025	$1,209,088	3.70%

Time certificates of deposit in denominations of $250 thousand or more totaled $355.6 million and $353.9 million,

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
respectively, at June 30, 2025 and December 31, 2024.

Note 10 - Borrowings
Advances payable to the FHLB amounted to $1.0 billion and $1.1 billion, respectively, at June 30, 2025 and December 31, 2024. See Note 7 for additional disclosure on derivatives designated as cash flow hedges to hedge the interest rate risk associated with short-term FHLB advances.

The Bank pledges certain qualified investment securities and loans as collateral to the FHLB. As of June 30, 2025 and December 31, 2024, the Bank had available borrowing capacity of $987.1 million and $753.0 million, respectively, with the FHLB.

In addition, the Bank had access to a $40.0 million unused line of credit with the FHLB at both June 30, 2025 and December 31, 2024. Furthermore, the Bank had standby letters of credit with the FHLB of $66.0 million at both June 30, 2025 and December 31, 2024 to collateralize institutional deposits.

The following table presents maturities and weighted average interest rates on FHLB advances outstanding as of June 30, 2025:

(Dollars in thousands)	Scheduled Maturity	Weighted Average Rate
July 1, 2025 to December 31, 2025	$615,000	4.59%
2026	165,000	4.54
2027	45,000	4.24
2028	90,000	4.33
2029	80,000	3.82
2030 and thereafter	6,000	3.33
Balance at June 30, 2025	$1,001,000	4.47%

Note 11 - Shareholders' Equity
Stock Repurchase Program
On May 15, 2025, the Board of Directors of the Corporation adopted the 2025 Repurchase Program, which authorizes the repurchase of up to 850,000 shares, or approximately 4%, of the Corporation’s outstanding common stock. This authority may be exercised from time to time and in such amounts as market conditions warrant, and subject to regulatory considerations. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The 2025 Repurchase Program expires on May 15, 2026 and may be modified, suspended, or discontinued at any time. The Corporation has repurchased 10,000 shares, at an average price of $29.56 and a total cost of $296 thousand, under its 2025 Repurchase Program, all of which were repurchased in the second quarter of 2025.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Regulatory Capital Requirements
Capital levels at June 30, 2025 exceeded the regulatory minimum levels to be considered “well capitalized.”

The following table presents the Corporation’s and the Bank’s actual capital amounts and ratios, as well as the corresponding minimum and well capitalized regulatory amounts and ratios that were in effect during the respective periods:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2025
Total Capital (to Risk-Weighted Assets):
Corporation	$621,953	13.06%	$380,994	8.00%	N/A	N/A
Bank	616,722	12.96	380,784	8.00	$475,979	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	579,704	12.17	285,745	6.00	N/A	N/A
Bank	574,473	12.07	285,588	6.00	380,784	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
Corporation	557,707	11.71	214,309	4.50	N/A	N/A
Bank	574,473	12.07	214,191	4.50	309,387	6.50
Tier 1 Capital (to Average Assets): (1)
Corporation	579,704	8.66	267,864	4.00	N/A	N/A
Bank	574,473	8.58	267,737	4.00	334,671	5.00

December 31, 2024
Total Capital (to Risk-Weighted Assets):
Corporation	617,762	12.47	396,309	8.00	N/A	N/A
Bank	612,603	12.37	396,150	8.00	495,187	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	576,731	11.64	297,232	6.00	N/A	N/A
Bank	571,572	11.54	297,112	6.00	396,150	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
Corporation	554,734	11.20	222,924	4.50	N/A	N/A
Bank	571,572	11.54	222,834	4.50	321,872	6.50
Tier 1 Capital (to Average Assets): (1)
Corporation	576,731	8.13	283,730	4.00	N/A	N/A
Bank	571,572	8.06	283,628	4.00	354,536	5.00
(1)    Leverage ratio.

In addition to the minimum regulatory capital required for capital adequacy outlined in the table above, the Corporation and the Bank are required to maintain a minimum capital conservation buffer, in the form of common equity, of 2.50%, resulting in a requirement for the Corporation and the Bank to effectively maintain total capital, Tier 1 capital, and common equity Tier 1 capital ratios of 10.50%, 8.50%, and 7.00%, respectively. The Corporation and the Bank must maintain the capital conservation buffer to avoid restrictions on the ability to pay dividends and discretionary bonuses. The Corporation’s and the Bank’s capital levels exceeded the minimum regulatory capital requirements plus the capital conservation buffer at June 30, 2025 and December 31, 2024.

The Bancorp owns the common stock of two capital trusts, which have issued trust preferred securities. In accordance with GAAP, the capital trusts are treated as unconsolidated subsidiaries. At both June 30, 2025 and December 31, 2024, $22.0 million in trust preferred securities were included in the Tier 1 capital of the Corporation for regulatory capital reporting purposes pursuant to the capital adequacy guidelines of the Federal Reserve.

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

For the three months ended June 30,	2025		2024
(Dollars in thousands)	Revenue (1)	ASC 606 Revenue (2)	Revenue (1)	ASC 606 Revenue (2)
Net interest income	$37,185	$—	$31,585	$—
Noninterest income:
Wealth management revenues	10,120	10,120	9,678	9,678
Mortgage banking revenues	3,034	—	2,761	—
Card interchange fees	1,247	1,247	1,275	1,275
Service charges on deposit accounts	808	808	769	769
Loan related derivative income	676	—	49	—
Income from bank-owned life insurance	826	—	753	—
Gain on sale of bank-owned properties, net	—	—	988	—
Other income	367	287	387	286
Total noninterest income	17,078	12,462	16,660	12,008
Total revenues	$54,263	$12,462	$48,245	$12,008
(1)As reported in the Unaudited Consolidated Statements of Income.
(2)Revenue from contracts with customers in scope of ASC 606.

For the six months ended June 30,	2025		2024
(Dollars in thousands)	Revenue (1)	ASC 606 Revenue (2)	Revenue (1)	ASC 606 Revenue (2)
Net interest income	$73,607	$—	$63,250	$—
Noninterest income:
Wealth management revenues	20,011	20,011	19,016	19,016
Mortgage banking revenues	5,338	—	5,267	—
Card interchange fees	2,756	2,756	2,420	2,420
Service charges on deposit accounts	1,552	1,552	1,454	1,454
Loan related derivative income	777	—	333	—
Income from bank-owned life insurance	1,595	—	1,492	—
Gain on sale of bank-owned properties, net (3)	6,994	6,994	988	—
Other income	698	551	2,853	556
Total noninterest income	39,721	31,864	33,823	23,446
Total revenues	$113,328	$31,864	$97,073	$23,446
(1)As reported in the Unaudited Consolidated Statements of Income.
(2)Revenue from contracts with customers in scope of ASC 606.
(3)For the six months ended June 30, 2025, included herein in accordance with sales-leaseback transaction provisions of ASC 842 and ASC 606.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents revenue from contracts with customers based on the timing of revenue recognition:

(Dollars in thousands)	Three Months		Six Months
Periods ended June 30,	2025	2024	2025	2024
Revenue recognized at a point in time:
Card interchange fees	$1,247	$1,275	$2,756	$2,420
Service charges on deposit accounts	540	490	1,003	915
Gain on sale of bank-owned properties, net	—	—	6,994	—
Other income	225	227	429	438
Revenue recognized over time:
Wealth management revenues	10,120	9,678	20,011	19,016
Service charges on deposit accounts	268	279	549	539
Other income	62	59	122	118
Total revenues from contracts with customers in scope of ASC 606	$12,462	$12,008	$31,864	$23,446

Receivables for revenue from contracts with customers primarily consist of amounts due for wealth management services performed for which the Corporation’s performance obligations have been fully satisfied. Receivables amounted to $6.2 million and $6.0 million, respectively, at June 30, 2025 and December 31, 2024 and were included in other assets in the Unaudited Consolidated Balance Sheets.

Deferred revenues, which are considered contract liabilities under ASC 606, represent advance consideration received from customers for which the Corporation has a remaining performance obligation to fulfill. Contract liabilities are recognized as revenue over the life of the contract as the performance obligations are satisfied. The balances of contract liabilities were insignificant at both June 30, 2025 and December 31, 2024 and were included in other liabilities in the Unaudited Consolidated Balance Sheets.

For commissions and incentives that are in scope of ASC 606, such as those paid to employees in our wealth management services and commercial banking segments in order to obtain customer contracts, contract cost assets are established. The contract cost assets are capitalized and amortized over the estimated useful life that the asset is expected to generate benefits. The carrying value of contract cost assets amounted to $2.0 million and $2.1 million, respectively at June 30, 2025 and December 31, 2024 and were included in other assets in the Unaudited Consolidated Balance Sheets. The amortization of contract cost assets is recorded within salaries and employee benefits expense in the Unaudited Consolidated Statements of Income.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss), on a pre-tax basis:

(Dollars in thousands)	Qualified Pension Plan				Non-Qualified Retirement Plans
	Three Months		Six Months		Three Months		Six Months
Periods ended June 30,	2025	2024	2025	2024	2025	2024	2025	2024
Net Periodic Benefit Cost:
Service cost (1)	$—	$125	$—	$250	$—	$—	$—	$—
Interest cost (2)	—	833	15	1,666	163	163	326	325
Expected return on plan assets (2)	—	(1,028)	(34)	(2,056)	—	—	—	—
Recognized net actuarial loss (2)	—	—	—	—	29	30	58	61
Net periodic benefit cost before settlement	—	(70)	(19)	(140)	192	193	384	386
Pension plan settlement charge	—	—	6,436	—	—	—	—	—
Net periodic benefit cost	$—	($70)	$6,417	($140)	$192	$193	$384	$386
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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following tables present the components of net income, as well as other supplemental information for Washington Trust’s reportable business segments:

(Dollars in thousands)	Commercial Banking		Wealth Management Services		Consolidated Total
Three months ended June 30,	2025	2024	2025	2024	2025	2024
Total interest income and dividend income	$78,846	$85,997	$—	$—	$78,846	$85,997
Total interest expense	41,661	54,412	—	—	41,661	54,412
Net interest income	37,185	31,585	—	—	37,185	31,585
Provision for credit losses	600	500	—	—	600	500
Net interest income after provision for credit losses	36,585	31,085	—	—	36,585	31,085
Noninterest income	6,720	6,651	10,358	10,009	17,078	16,660
Noninterest expenses:
Salaries and employee benefits	17,434	16,443	5,591	4,817	23,025	21,260
Outsourced services	3,374	3,115	1,030	981	4,404	4,096
Net occupancy	2,393	2,131	269	266	2,662	2,397
Equipment	855	877	75	81	930	958
Legal, audit and professional fees	525	633	201	108	726	741
FDIC deposit insurance costs	1,235	1,404	—	—	1,235	1,404
Advertising and promotion	601	564	116	97	717	661
Amortization of intangibles	—	—	203	208	203	208
Other expenses	2,095	1,752	533	433	2,628	2,185
Total noninterest expenses	28,512	26,919	8,018	6,991	36,530	33,910
Income before income taxes	14,793	10,817	2,340	3,018	17,133	13,835
Income tax expense	3,283	2,342	605	678	3,888	3,020
Net income	$11,510	$8,475	$1,735	$2,340	$13,245	$10,815

Supplemental Information:
Total assets at period end	$6,683,840	$7,125,943	$61,327	$58,417	$6,745,167	$7,184,360
Expenditures for long-lived assets	388	1,598	13	22	401	1,620
Depreciation expense (1)	790	893	86	103	876	996
(1)Included in net occupancy and equipment expenses in the table above.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)	Commercial Banking		Wealth Management Services		Consolidated Total
Six months ended June 30,	2025	2024	2025	2024	2025	2024
Total interest income and dividend income	$158,309	$171,253	$—	$—	$158,309	$171,253
Total interest expense	84,702	108,003	—	—	84,702	108,003
Net interest income	73,607	63,250	—	—	73,607	63,250
Provision for credit losses	1,800	1,200	—	—	1,800	1,200
Net interest income after provision for credit losses	71,807	62,050	—	—	71,807	62,050
Noninterest income	19,355	12,223	20,366	21,600	39,721	33,823
Noninterest expenses:
Salaries and employee benefits	34,413	33,013	11,034	10,022	45,447	43,035
Outsourced services	6,639	5,963	2,111	1,913	8,750	7,876
Net occupancy	4,864	4,437	539	521	5,403	4,958
Equipment	1,670	1,778	151	200	1,821	1,978
Legal, audit and professional fees	1,052	1,223	424	224	1,476	1,447
FDIC deposit insurance costs	2,497	2,845	—	—	2,497	2,845
Advertising and promotion	949	1,030	178	179	1,127	1,209
Amortization of intangibles	—	—	407	416	407	416
Other expenses	8,974	3,663	2,824	846	11,798	4,509
Total noninterest expenses	61,058	53,952	17,668	14,321	78,726	68,273
Income before income taxes	30,104	20,321	2,698	7,279	32,802	27,600
Income tax expense	6,630	4,248	748	1,601	7,378	5,849
Net income	$23,474	$16,073	$1,950	$5,678	$25,424	$21,751

Total assets at period end	$6,683,840	$7,125,943	$61,327	$58,417	$6,745,167	$7,184,360
Expenditures for long-lived assets	475	2,156	14	90	489	2,246
Depreciation expense (1)	1,598	1,786	172	212	1,770	1,998
(1)Included in net occupancy and equipment expenses in the table above.

For the six months ended June 30, 2025, noninterest income for the Commercial Banking segment included a $7.0 million net gain recognized in the first quarter associated with sales-leaseback transactions that were completed for five branch locations. See additional disclosure regarding the sale-leaseback transactions in Note 6.

Also, for the six months ended June 30, 2025, total other expenses included a $6.4 million pension plan settlement charge recognized in the first quarter, of which $4.9 million was included in the Commercial Banking segment and $1.5 million was included in the Wealth Management Services segment. See additional disclosure regarding the pension plan settlement charge in Note 13.

For the six months ended June 30, 2024, noninterest income for the Wealth Management Services segment included income of $2.1 million recognized in the first quarter associated with a litigation settlement.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Note 15 - Other Comprehensive Income (Loss)
The following tables present the activity in other comprehensive income (loss):

Three months ended June 30,	2025			2024
(Dollars in thousands)	Pre-tax Amounts	Income Tax Benefit (Expense)	Net of Tax	Pre-tax Amounts	Income Tax Benefit (Expense)	Net of Tax
Available for Sale Debt Securities:
Change in fair value of available for sale debt securities	$2,852	($720)	$2,132	$1,006	($257)	$749
Cash Flow Hedges:
Change in fair value of cash flow hedges	(507)	128	(379)	802	(213)	589
Net cash flow hedge losses reclassified into earnings	1,947	(492)	1,455	1,645	(419)	1,226
Net change in fair value of cash flow hedges	1,440	(364)	1,076	2,447	(632)	1,815
Defined Benefit Plan Obligations:
Amortization of net actuarial losses into earnings	29	(7)	22	30	(7)	23
Total other comprehensive income	$4,321	($1,091)	$3,230	$3,483	($896)	$2,587

Six months ended June 30,	2025			2024
(Dollars in thousands)	Pre-tax Amounts	Income Tax Benefit (Expense)	Net of Tax	Pre-tax Amounts	Income Tax Benefit (Expense)	Net of Tax
Securities available for sale:
Change in fair value of available for sale debt securities	$19,748	($4,986)	$14,762	($13,742)	$3,503	($10,239)
Cash flow hedges:
Change in fair value of cash flow hedges	(1,636)	413	(1,223)	3,458	(890)	2,568
Net cash flow hedge losses reclassified into earnings	3,869	(977)	2,892	3,291	(839)	2,452
Net change in fair value of cash flow hedges	2,233	(564)	1,669	6,749	(1,729)	5,020
Defined benefit plan obligations:
Defined benefit plan obligation remeasurement	2,665	(728)	1,937	—	—	—
Pension plan settlement charge reclassified into earnings	58	(15)	43	61	(15)	46
Amortization of net actuarial losses into earnings	6,436	(1,625)	4,811	—	—	—
Net change in defined benefit plan obligations	9,159	(2,368)	6,791	61	(15)	46
Total other comprehensive income (loss)	$31,140	($7,918)	$23,222	($6,932)	$1,759	($5,173)

The following tables present the changes in AOCL by component, net of tax:

(Dollars in thousands)	Net Unrealized Losses on Available For Sale Debt Securities	Net Unrealized Losses on Cash Flow Hedges	Net Unrealized Losses on Defined Benefit Plan Obligations	Total
For the three months ended June 30, 2025
Balance at March 31, 2025	($89,809)	($7,345)	($2,025)	($99,179)
Other comprehensive income (loss) before reclassifications	2,132	(379)	—	1,753
Amounts reclassified from AOCL	—	1,455	22	1,477
Net other comprehensive income	2,132	1,076	22	3,230
Balance at June 30, 2025	($87,677)	($6,269)	($2,003)	($95,949)

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)	Net Unrealized Losses on Available For Sale Debt Securities	Net Unrealized Losses on Cash Flow Hedges	Net Unrealized Losses on Defined Benefit Plan Obligations	Total
For the six months ended June 30, 2025
Balance at December 31, 2024	($102,439)	($7,938)	($8,794)	($119,171)
Other comprehensive income (loss) before reclassifications	14,762	(1,223)	1,937	15,476
Amounts reclassified from AOCL	—	2,892	4,854	7,746
Net other comprehensive income	14,762	1,669	6,791	23,222
Balance at June 30, 2025	($87,677)	($6,269)	($2,003)	($95,949)

(Dollars in thousands)	Net Unrealized Losses on Available For Sale Debt Securities	Net Unrealized Losses on Cash Flow Hedges	Net Unrealized Losses on Defined Benefit Plan Obligations	Total
For the three months ended June 30, 2024
Balance at March 31, 2024	($127,579)	($12,414)	($8,920)	($148,913)
Other comprehensive income before reclassifications	749	589	—	1,338
Amounts reclassified from AOCL	—	1,226	23	1,249
Net other comprehensive income	749	1,815	23	2,587
Balance at June 30, 2024	($126,830)	($10,599)	($8,897)	($146,326)

(Dollars in thousands)	Net Unrealized Losses on Available For Sale Debt Securities	Net Unrealized Losses on Cash Flow Hedges	Net Unrealized Losses on Defined Benefit Plan Obligations	Total
For the six months ended June 30, 2024
Balance at December 31, 2023	($116,591)	($15,619)	($8,943)	($141,153)
Other comprehensive (loss) income before reclassifications	(10,239)	2,568	—	(7,671)
Amounts reclassified from AOCL	—	2,452	46	2,498
Net other comprehensive (loss) income	(10,239)	5,020	46	(5,173)
Balance at June 30, 2024	($126,830)	($10,599)	($8,897)	($146,326)

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Note 16 - Earnings per Common Share
The following table presents the calculation of EPS:

(Dollars and shares in thousands, except per share amounts)
	Three Months		Six Months
Periods ended June 30,	2025	2024	2025	2024
Earnings for basic and diluted EPS calculations:
Net income	$13,245	$10,815	$25,424	$21,751
Less: dividends and undistributed earnings allocated to participating securities	—	(8)	—	(20)
Net income available to common shareholders	$13,245	$10,807	$25,424	$21,731

Shares for basic and diluted EPS calculations:
Weighted average common shares outstanding for basic EPS	19,285	17,052	19,280	17,042
Dilutive effect of common stock equivalents	89	58	92	40
Weighted average common and potential common shares outstanding for diluted EPS	19,374	17,110	19,372	17,082

EPS:
Basic earnings per common share	$0.69	$0.63	$1.32	$1.28
Diluted earnings per common share	$0.68	$0.63	$1.31	$1.27

Shares excluded from the calculation of diluted EPS:
Weighted average anti-dilutive common stock equivalents (1)	516	459	487	459
(1)For the three and six months ended June 30, 2025 and 2024, weighted average anti-dilutive common stock equivalents represent share-based compensation awards not included in the calculation of common shares outstanding for purposes of calculating diluted EPS as the grant prices were greater than the average market price of the Bancorp’s common stock, and therefore were anti-dilutive.

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

Standby Letters of Credit
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These standby letters of credit are primarily issued to support the financing needs of the Bank’s commercial customers. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral supporting those commitments is essentially the same as for other commitments. Most standby letters of credit extend for one year. At June 30, 2025 and December 31, 2024, there were no liabilities to beneficiaries resulting from standby letters of credit. Should the Corporation be required to make payments to the beneficiary, repayment from the customer to the Corporation is required.

The following table presents the contractual and notional amounts of financial instruments with off-balance sheet risk:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$965,716	$968,858
Standby letters of credit	8,776	12,455

ACL on Unfunded Commitments
The ACL on unfunded commitments is management’s estimate of expected lifetime credit losses over the expected contractual term in which the Corporation is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Corporation.

The activity in the ACL on unfunded commitments for the three months ended June 30, 2025 is presented below:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$694	$518	$1,212	$17	$—	$11	$11	$1,240
Provision	(274)	223	(51)	3	—	(2)	(2)	(50)
Ending Balance	$420	$741	$1,161	$20	$—	$9	$9	$1,190

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The activity in the ACL on unfunded commitments for the six months ended June 30, 2025 is presented below:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$822	$589	$1,411	$18	$—	$11	$11	$1,440
Provision	(402)	152	(250)	2	—	(2)	(2)	(250)
Ending Balance	$420	$741	$1,161	$20	$—	$9	$9	$1,190

The activity in the ACL on unfunded commitments for the three months ended June 30, 2024 is presented below:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$943	$771	$1,714	$15	$—	$11	$11	$1,740
Provision	(37)	28	(9)	9	—	—	—	—
Ending Balance	$906	$799	$1,705	$24	$—	$11	$11	$1,740

The activity in the ACL on unfunded commitments for the six months ended June 30, 2024 is presented below:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$1,091	$822	$1,913	$15	$—	$12	$12	$1,940
Provision	(185)	(23)	(208)	9	—	(1)	(1)	(200)
Ending Balance	$906	$799	$1,705	$24	$—	$11	$11	$1,740

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

Management's Discussion and Analysis
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Corporation’s Audited Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2024, and in conjunction with the condensed Unaudited Consolidated Financial Statements and notes thereto included in Item 1 of this report.  Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results for the full-year ended December 31, 2025 or any future period.

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

Some of the factors that might cause these differences include the following:
•changes in general business and economic conditions (including the impact of actual or threatened tariffs imposed by the U.S. and foreign governments, inflation and concerns about liquidity) on a national basis and in the local markets in which we operate;
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

Management's Discussion and Analysis
The following table presents adjusted noninterest income, adjusted noninterest expense, adjusted income before income taxes, adjusted income tax expense, adjusted effective tax rate, adjusted net income, and adjusted net income available to common shareholders:

(Dollars in thousands, except per share amounts)
	Three Months		Six Months
Periods ended June 30,	2025	2024	2025	2024
Adjusted Noninterest Income:
Noninterest income, as reported	$17,078	$16,660	$39,721	$33,823
Less adjustments:
Gain on sale of bank-owned properties, net	—	988	6,994	988
Litigation settlement income	—	—	—	2,100
Total adjustments, pre-tax	—	988	6,994	3,088
Adjusted noninterest income (non-GAAP)	$17,078	$15,672	$32,727	$30,735

Adjusted Noninterest Expense:
Noninterest expense, as reported	$36,530	$33,910	$78,726	$68,273
Less adjustments:
Pension plan settlement charge	—	—	6,436	—
Total adjustments, pre-tax	—	—	6,436	—
Adjusted noninterest expense (non-GAAP)	$36,530	$33,910	$72,290	$68,273

Adjusted Income Before Income Taxes:
Income before income taxes	$17,133	$13,835	$32,802	$27,600
Less: total adjustments, pre-tax	—	988	558	3,088
Adjusted income before income taxes (non-GAAP)	$17,133	$12,847	$32,244	$24,512

Adjusted Income Tax Expense:
Income tax expense, as reported	$3,888	$3,020	$7,378	$5,849
Less: tax on total adjustments	—	249	141	779
Adjusted income tax expense (non-GAAP)	$3,888	$2,771	$7,237	$5,070

Adjusted Effective Tax Rate:
Effective tax rate (1)	22.7%	21.8%	22.5%	21.2%
Less: impact of total adjustments	—	0.2	0.1	0.5
Adjusted effective tax rate (non-GAAP) (2)	22.7%	21.6%	22.4%	20.7%

Adjusted Net Income:
Net income, as reported	$13,245	$10,815	$25,424	$21,751
Less: total adjustments, after-tax	—	739	417	2,309
Adjusted net income (non-GAAP)	$13,245	$10,076	$25,007	$19,442

Adjusted Net Income Available to Common Shareholders:
Net income available to common shareholders, as reported	$13,245	$10,807	$25,424	$21,731
Less: total adjustments available to common shareholders, after-tax	—	738	417	2,306
Adjusted net income available to common shareholders (non-GAAP)	$13,245	$10,069	$25,007	$19,425
(1)Calculated as income tax expense divided by income before income taxes.
(2)Calculated as income tax expense, adjusted for the tax impact of the adjustments as outlined in the table above, divided by income before income taxes, adjusted for the pre-tax impact of the adjustments as outlined in the table above.

Management's Discussion and Analysis
The following table presents adjusted diluted earnings per common share:

(Dollars in thousands, except per share amounts)
	Three Months		Six Months
Periods ended June 30,	2025	2024	2025	2024
Adjusted Diluted Earnings per Common Share:
Diluted earnings per common share, as reported (1)	$0.68	$0.63	$1.31	$1.27
Less: impact of total adjustments	—	0.04	0.02	0.13
Adjusted diluted earnings per common share (non-GAAP) (2)	$0.68	$0.59	$1.29	$1.14
(1)Net income available to common shareholders divided by weighted average diluted common and potential shares outstanding.
(2)Net income available to common shareholders, adjusted for the after-tax impact of adjustments as outlined in the table above, divided by weighted average diluted common and potential shares outstanding.

The following table presents adjusted return on average assets and adjusted return on average equity:

(Dollars in thousands)
	Three Months		Six Months
Periods ended June 30,	2025	2024	2025	2024
Adjusted Return on Average Assets (1):
Net income, as reported	$13,245	$10,815	$25,424	$21,751
Less: total adjustments, after-tax	—	739	417	2,309
Adjusted net income (non-GAAP)	13,245	10,076	25,007	19,442

Total average assets, as reported	6,643,370	7,227,478	6,703,877	7,229,656

Return on average assets (2)	0.80%	0.60%	0.76%	0.61%
Adjusted return on average assets (non-GAAP) (3)	0.80%	0.56%	0.75%	0.54%

Adjusted Return on Average Equity (1):
Net income available to common shareholders, as reported	$13,245	$10,807	$25,424	$21,731
Less: total adjustments, after-tax	—	738	417	2,306
Adjusted net income available to common shareholders (non-GAAP)	13,245	10,069	25,007	19,425

Total average equity, as reported	523,709	460,959	518,408	466,028

Return on average equity (4)	10.14%	9.43%	9.89%	9.38%
Adjusted return on average equity (non-GAAP) (5)	10.14%	8.79%	9.73%	8.38%
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

Our largest source of operating income is net interest income, which is the difference between interest earned on loans and securities and interest paid on deposits and borrowings.  In addition, we generate noninterest income from a number of sources, including wealth management services, mortgage banking activities, and deposit services.  Our principal noninterest

Management's Discussion and Analysis
expenses include salaries and employee benefit costs, outsourced services (including software-as-a-service) provided by third-party vendors, occupancy and facility-related costs, and other administrative expenses.

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

Management's Discussion and Analysis
Results of Operations
Summary
The following table presents a summarized consolidated statement of operations:

(Dollars in thousands)	Three Months				Six Months
			Change				Change
Periods ended June 30,	2025	2024	$	%	2025	2024	$	%
Net interest income	$37,185	$31,585	$5,600	18%	$73,607	$63,250	$10,357	16%
Noninterest income	17,078	16,660	418	3	39,721	33,823	5,898	17
Total revenues	54,263	48,245	6,018	12	113,328	97,073	16,255	17
Provision for credit losses	600	500	100	20	1,800	1,200	600	50
Noninterest expense	36,530	33,910	2,620	8	78,726	68,273	10,453	15
Income before income taxes	17,133	13,835	3,298	24	32,802	27,600	5,202	19
Income tax expense	3,888	3,020	868	29	7,378	5,849	1,529	26
Net income	$13,245	$10,815	$2,430	22%	$25,424	$21,751	$3,673	17%
Adjusted net income (non-GAAP)	$13,245	$10,076	$3,169	31%	$25,007	$19,442	$5,565	29%

Net income totaled $13.2 million and $25.4 million, respectively, for the three and six months ended June 30, 2025, compared to $10.8 million and $21.8 million, respectively, reported for the same periods in 2024. These results included the following infrequent transactions:
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
•In the second quarter of 2024, noninterest income included a net gain of $988 thousand recognized on the sale of a bank-owned operations facility.
•In the first quarter of 2024, noninterest income included income of $2.1 million associated with a litigation settlement.
Excluding these items, adjusted net income (non-GAAP) for the three and six months ended June 30, 2025 was $13.2 million and $25.0 million, respectively, compared to $10.1 million and $19.4 million, respectively, for the same periods in 2024. These increases were largely driven by increases in net interest income.

The following table presents a summary of performance metrics and ratios:

	Three Months		Six Months
Periods ended June 30,	2025	2024	2025	2024
Diluted earnings per common share	$0.68	$0.63	$1.31	$1.27
Adjusted diluted earnings per common share (non-GAAP)	$0.68	$0.59	$1.29	$1.14
Return on average assets (net income divided by average assets)	0.80%	0.60%	0.76%	0.61%
Adjusted return on average assets (non-GAAP)	0.80%	0.56%	0.75%	0.54%
Return on average equity (net income available for common shareholders divided by average equity)	10.14%	9.43%	9.89%	9.38%
Adjusted return on average equity (non-GAAP)	10.14%	8.79%	9.73%	8.38%

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

Three months ended June 30,	2025			2024			Change
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Cash, federal funds sold, and short-term investments	$92,692	$1,029	4.45%	$96,934	$1,297	5.38%	($4,242)	($268)	(0.93%)
Mortgage loans held for sale	27,466	442	6.45	22,755	392	6.93	4,711	50	(0.48)
Taxable debt securities	1,067,394	9,230	3.47	1,129,573	6,944	2.47	(62,179)	2,286	1.00
Nontaxable debt securities	650	8	4.94	—	—	—	650	8	4.94
Total securities	1,068,044	9,238	3.47	1,129,573	6,944	2.47	(61,529)	2,294	1.00
FHLB stock	41,484	792	7.66	60,354	1,124	7.49	(18,870)	(332)	0.17
Commercial real estate	2,161,987	31,225	5.79	2,167,785	34,707	6.44	(5,798)	(3,482)	(0.65)
Commercial & industrial	550,550	7,967	5.80	602,786	9,837	6.56	(52,236)	(1,870)	(0.76)
Total commercial	2,712,537	39,192	5.80	2,770,571	44,544	6.47	(58,034)	(5,352)	(0.67)
Residential real estate	2,096,538	22,996	4.40	2,569,945	26,473	4.14	(473,407)	(3,477)	0.26
Home equity	298,645	5,167	6.94	306,703	5,211	6.83	(8,058)	(44)	0.11
Other	17,001	207	4.88	18,375	239	5.23	(1,374)	(32)	(0.35)
Total consumer	315,646	5,374	6.83	325,078	5,450	6.74	(9,432)	(76)	0.09
Total loans	5,124,721	67,562	5.29	5,665,594	76,467	5.43	(540,873)	(8,905)	(0.14)
Total interest-earning assets	6,354,407	79,063	4.99	6,975,210	86,224	4.97	(620,803)	(7,161)	0.02
Noninterest-earning assets	288,963			252,268			36,695
Total assets	$6,643,370			$7,227,478			($584,108)
Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits (in-market)	$664,290	$6,251	3.77%	$536,752	$6,064	4.54%	$127,538	$187	(0.77%)
NOW accounts	670,878	341	0.20	712,874	388	0.22	(41,996)	(47)	(0.02)
Money market accounts	1,182,377	9,779	3.32	1,120,333	10,934	3.93	62,044	(1,155)	(0.61)
Savings accounts	664,590	3,080	1.86	482,674	803	0.67	181,916	2,277	1.19
Time deposits (in-market)	1,215,018	11,308	3.73	1,157,962	11,802	4.10	57,056	(494)	(0.37)
Interest-bearing in-market deposits	4,397,153	30,759	2.81	4,010,595	29,991	3.01	386,558	768	(0.20)
Wholesale brokered time deposits	8,485	105	4.96	517,424	6,722	5.23	(508,939)	(6,617)	(0.27)
Total interest-bearing deposits	4,405,638	30,864	2.81	4,528,019	36,713	3.26	(122,381)	(5,849)	(0.45)
FHLB advances	934,066	10,451	4.49	1,397,143	17,296	4.98	(463,077)	(6,845)	(0.49)
Junior subordinated debentures	22,681	346	6.12	22,681	403	7.15	—	(57)	(1.03)
Total interest-bearing liabilities	5,362,385	41,661	3.12	5,947,843	54,412	3.68	(585,458)	(12,751)	(0.56)
Noninterest-bearing demand deposits	615,926			652,189			(36,263)
Other liabilities	141,350			166,487			(25,137)
Shareholders’ equity	523,709			460,959			62,750
Total liabilities and shareholders’ equity	$6,643,370			$7,227,478			($584,108)
Net interest income (FTE)		$37,402			$31,812			$5,590
Interest rate spread			1.87%			1.29%			0.58%
Net interest margin			2.36%			1.83%			0.53%

Management's Discussion and Analysis
Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)
Three months ended June 30,	2025	2024	Change
Commercial loans	$219	$227	($8)
Nontaxable debt securities	—	—	—
Total	$219	$227	($8)

Six months ended June 30,	2025			2024			Change
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Cash, federal funds sold, and short-term investments	$138,950	$3,022	4.39%	$87,964	$2,493	5.70%	$50,986	$529	(1.31%)
Mortgage loans held for sale	66,145	1,400	4.27	19,103	647	6.81	47,042	753	(2.54)
Taxable debt securities	1,055,109	18,057	3.45	1,138,013	14,040	2.48	(82,904)	4,017	0.97
Nontaxable debt securities	650	16	4.96	—	—	—	650	16	4.96
Total debt securities	1,055,759	18,073	3.45	1,138,013	14,040	2.48	(82,254)	4,033	0.97
FHLB stock	42,482	1,814	8.61	57,106	2,197	7.74	(14,624)	(383)	0.87
Commercial real estate	2,150,209	61,579	5.78	2,154,336	68,927	6.43	(4,127)	(7,348)	(0.65)
Commercial & industrial (1)	544,352	15,841	5.87	606,766	19,728	6.54	(62,414)	(3,887)	(0.67)
Total commercial	2,694,561	77,420	5.79	2,761,102	88,655	6.46	(66,541)	(11,235)	(0.67)
Residential real estate	2,108,429	46,350	4.43	2,581,357	53,004	4.13	(472,928)	(6,654)	0.30
Home equity	297,695	10,229	6.93	308,467	10,215	6.66	(10,772)	14	0.27
Other	17,174	423	4.97	18,744	451	4.84	(1,570)	(28)	0.13
Total consumer	314,869	10,652	6.82	327,211	10,666	6.56	(12,342)	(14)	0.26
Total loans	5,117,859	134,422	5.30	5,669,670	152,325	5.40	(551,811)	(17,903)	(0.10)
Total interest-earning assets	6,421,195	158,731	4.98	6,971,856	171,702	4.95	(550,661)	(12,971)	0.03
Noninterest-earning assets	282,682			257,800			24,882
Total assets	$6,703,877			$7,229,656			($525,779)
Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits (in-market)	$646,489	$12,126	3.78%	$521,495	$11,770	4.54%	$124,994	$356	(0.76%)
NOW accounts	674,985	685	0.20	716,896	764	0.21	(41,911)	(79)	(0.01)
Money market accounts	1,207,072	19,806	3.31	1,113,962	21,351	3.85	93,110	(1,545)	(0.54)
Savings accounts	614,573	4,932	1.62	486,472	1,554	0.64	128,101	3,378	0.98
Time deposits (in-market)	1,209,927	22,611	3.77	1,153,702	23,522	4.10	56,225	(911)	(0.33)
Interest-bearing in-market deposits	4,353,046	60,160	2.79	3,992,527	58,961	2.97	360,519	1,199	(0.18)
Wholesale brokered time deposits	97,939	2,452	5.05	608,514	15,799	5.22	(510,575)	(13,347)	(0.17)
Total interest-bearing deposits	4,450,985	62,612	2.84	4,601,041	74,760	3.27	(150,056)	(12,148)	(0.43)
FHLB advances	946,906	21,397	4.56	1,318,544	32,434	4.95	(371,638)	(11,037)	(0.39)
Junior subordinated debentures	22,681	693	6.16	22,681	809	7.17	—	(116)	(1.01)
Total interest-bearing liabilities	5,420,572	84,702	3.15	5,942,266	108,003	3.66	(521,694)	(23,301)	(0.51)
Noninterest-bearing demand deposits	618,373			658,423			(40,050)
Other liabilities	146,524			162,939			(16,415)
Shareholders’ equity	518,408			466,028			52,380
Total liabilities and shareholders’ equity	$6,703,877			$7,229,656			($525,779)
Net interest income (FTE)		$74,029			$63,699			$10,330
Interest rate spread			1.83%			1.29%			0.54%
Net interest margin			2.32%			1.84%			0.48%

Management's Discussion and Analysis
Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)
Six months ended June 30,	2025	2024	Change
Commercial loans	$425	$449	($24)
Nontaxable debt securities	1	—	1
Total	$426	$449	($23)

Net Interest Income
Net interest income, the primary source of our operating income, totaled $37.2 million and $73.6 million, respectively, for the three and six months ended June 30, 2025, compared to $31.6 million and $63.3 million, respectively, for the same periods in 2024. Net interest income is affected by the level of and changes in interest rates, and changes in the amount and composition of interest-earning assets and interest-bearing liabilities. Net interest income also includes the periodic recognition of prepayment penalty fee income associated with commercial loan payoffs. Prepayment penalty fee income amounted to $52 thousand and $60 thousand, respectively, for the three and six months ended June 30, 2025, compared to $46 thousand and $66 thousand, respectively, for the three and six months ended June 30, 2024, and had essentially no benefit to NIM in any of the respective periods.

The analysis of net interest income, NIM, and the yield on loans is also impacted by changes in the level of net amortization of premiums and discounts on securities and loans, which is included in interest income. Changes in market interest rates affect the level of loan prepayments and the receipt of payments on mortgage-backed securities. Prepayment speeds generally increase as longer-term market interest rates decline and decrease as longer-term market interest rates rise. Changes in prepayment speeds could increase or decrease the level of net amortization of premiums and discounts, thereby affecting interest income. As noted in the Unaudited Consolidated Statements of Cash Flows, net amortization of premiums and discounts on securities and loans (a net reduction to net interest income) amounted to $364 thousand for the six months ended June 30, 2025, compared to $573 thousand for the same period in 2024.

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

FTE net interest income for the three and six months ended June 30, 2025 amounted to $37.4 million and $74.0 million, respectively, up by $5.6 million and $10.3 million, respectively, from the same periods in 2024. For the three and six months ended June 30, 2025, decreases in average interest-bearing liability balances, net of decreases in average interest-earning assets, increased net income by $1.9 million and $3.6 million, respectively. Decreases in funding costs outpaced decreases in asset yields, increasing net interest income by $3.7 million and $6.8 million, respectively, for the three and six months ended June 30, 2025. NIM was 2.36% and 2.32%, respectively, for the three and six months ended June 30, 2025, compared to 1.83% and 1.84%, respectively, for the same periods in 2024.

Total average securities for the three and six months ended June 30, 2025 decreased by $61.5 million and $82.3 million, respectively, from the average balances for the same periods a year earlier primarily due to routine pay-downs. The FTE rate of return on the securities portfolio for the three and six months ended June 30, 2025 was 3.47% and 3.45%, respectively, compared to 2.47% and 2.48%, respectively, for the same periods in 2024.

Total average loan balances for the three and six months ended June 30, 2025 decreased by $540.9 million and $551.8 million, respectively, from the average loan balances for the comparable 2024 periods, largely reflecting a decrease in average balances of residential real estate loans. The yield on total loans for the three and six months ended June 30, 2025 was 5.29% and 5.30%, respectively, compared to 5.43% and 5.40%, respectively, in the corresponding periods in 2024.

FHLB advances and brokered time deposits are utilized as wholesale funding sources. The average balance of FHLB advances for the three and six months ended June 30, 2025 decreased by $463.1 million and $371.6 million, respectively,

Management's Discussion and Analysis
compared to the average balances for the same periods in 2024. The average rate paid on such advances for the three and six months ended June 30, 2025 was 4.49% and 4.56%, respectively, down from 4.98% and 4.95%, respectively, for the same periods in 2024, reflecting lower short-term market interest rates. Included in total average interest-bearing deposits were wholesale brokered deposits, which decreased by $508.9 million and $510.6 million, respectively, from the same periods in 2024. The average rate paid on wholesale brokered deposits for the three and six months ended June 30, 2025 was 4.96% and 5.05%, respectively, down from 5.23% and 5.22%, respectively, for the same periods in 2024.

Average in-market interest-bearing deposits, which excludes wholesale brokered deposits, for the three and six months ended June 30, 2025 increased by $386.6 million and $360.5 million, respectively, from the average balances for the same periods in 2024, reflecting increases in average balances across most deposit categories. The average rate paid on in-market interest-bearing deposits for the three and six months ended June 30, 2025 was 2.81% and 2.79%, respectively, down from 3.01% and 2.97%, respectively, for the same periods in 2024. The average balance of noninterest-bearing demand deposits for the three and six months ended June 30, 2025 decreased by $36.3 million and $40.1 million, respectively, from the average balances for the same periods in 2024.

Management's Discussion and Analysis
Volume / Rate Analysis - Interest Income and Expense (FTE Basis)
The following table presents certain information on an FTE basis regarding changes in our interest income and interest expense for the period indicated.  The net change attributable to both volume and rate has been allocated proportionately.

(Dollars in thousands)	Three Months Ended June 30, 2025 vs. 2024			Six Months Ended June 30, 2025 vs. 2024
	Change Due to			Change Due to
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest on Interest-Earning Assets:
Cash, federal funds sold, and other short-term investments	($55)	($213)	($268)	$1,204	($675)	$529
Mortgage loans held for sale	77	(27)	50	1,074	(321)	753
Taxable debt securities	(402)	2,688	2,286	(1,085)	5,102	4,017
Nontaxable debt securities	8	—	8	16	—	16
Total securities	(394)	2,688	2,294	(1,069)	5,102	4,033
FHLB stock	(360)	28	(332)	(605)	222	(383)
Commercial real estate	(92)	(3,390)	(3,482)	(133)	(7,215)	(7,348)
Commercial & industrial	(810)	(1,060)	(1,870)	(1,924)	(1,963)	(3,887)
Total commercial	(902)	(4,450)	(5,352)	(2,057)	(9,178)	(11,235)
Residential real estate	(5,125)	1,648	(3,477)	(10,172)	3,518	(6,654)
Home equity	(140)	96	(44)	(363)	377	14
Other	(17)	(15)	(32)	(39)	11	(28)
Total consumer	(157)	81	(76)	(402)	388	(14)
Total loans	(6,184)	(2,721)	(8,905)	(12,631)	(5,272)	(17,903)
Total interest income	(6,916)	(245)	(7,161)	(12,027)	(944)	(12,971)
Interest on Interest-Bearing Liabilities:
Interest-bearing demand deposits (in-market)	1,300	(1,113)	187	2,548	(2,192)	356
NOW accounts	(19)	(28)	(47)	(42)	(37)	(79)
Money market accounts	583	(1,738)	(1,155)	1,677	(3,222)	(1,545)
Savings accounts	397	1,880	2,277	498	2,880	3,378
Time deposits (in-market)	567	(1,061)	(494)	1,108	(2,019)	(911)
Interest-bearing in-market deposits	2,828	(2,060)	768	5,789	(4,590)	1,199
Wholesale brokered time deposits	(6,303)	(314)	(6,617)	(12,809)	(538)	(13,347)
Total interest-bearing deposits	(3,475)	(2,374)	(5,849)	(7,020)	(5,128)	(12,148)
FHLB advances	(5,309)	(1,536)	(6,845)	(8,565)	(2,472)	(11,037)
Junior subordinated debentures	—	(57)	(57)	—	(116)	(116)
Total interest expense	(8,784)	(3,967)	(12,751)	(15,585)	(7,716)	(23,301)
Net interest income (FTE)	$1,868	$3,722	$5,590	$3,558	$6,772	$10,330

Provision for Credit Losses
The provision for credit losses results from management’s review of the adequacy of the ACL. The ACL is management’s estimate, at the reporting date, of expected lifetime credit losses and includes consideration of current forecasted economic conditions. Estimating an appropriate level of ACL necessarily involves a high degree of judgment.

Management's Discussion and Analysis
The following table presents the provision for credit losses:

(Dollars in thousands)	Three Months				Six Months
			Change				Change
Periods ended June 30,	2025	2024	$	%	2025	2024	$	%
Provision for credit losses on loans	$650	$500	$150	30%	$2,050	$1,400	$650	46%
Provision for credit losses on unfunded commitments	(50)	—	($50)	(100)	(250)	(200)	($50)	(25)
Provision for credit losses	$600	$500	$100	20%	$1,800	$1,200	$600	50%

The provision for credit losses for the three and six months ended June 30, 2025 included the impact of losses and specific reserve allocations on individually analyzed nonaccrual commercial loans and reflected our estimate of forecasted economic conditions.

The provision for credit losses recognized for the three and six months ended June 30, 2024 reflected continued, yet subsiding, slowdown of loan prepayment speeds and modest commercial loan growth, and was partially offset by improvements in our estimate of forecasted economic conditions.

Net charge-offs totaled $647 thousand for the three months ended June 30, 2025, compared to net charge-offs of $27 thousand for the same period in 2024. For the six months ended June 30, 2025, net charge-offs totaled $3.0 million, compared to net charge-offs of $79 thousand for the same period in 2024. The year-to-date increase in net charge-offs reflected partial charge-offs on two CRE office portfolio segment loans. See additional discussion under the caption “Asset Quality” below.

The ACL on loans was $41.1 million, or 0.80% of total loans, at June 30, 2025, compared to $42.0 million, or 0.82% of total loans, at December 31, 2024.

Noninterest Income
Noninterest income is an important source of revenue for Washington Trust.  The principal categories of noninterest income are shown in the following table:

(Dollars in thousands)	Three Months				Six Months
			Change				Change
Periods ended June 30,	2025	2024	$	%	2025	2024	$	%
Noninterest income:
Wealth management revenues	$10,120	$9,678	$442	5%	$20,011	$19,016	$995	5%
Mortgage banking revenues	3,034	2,761	273	10	5,338	5,267	71	1
Card interchange fees	1,247	1,275	(28)	(2)	2,756	2,420	336	14
Service charges on deposit accounts	808	769	39	5	1,552	1,454	98	7
Loan related derivative income	676	49	627	1,280	777	333	444	133
Income from bank-owned life insurance	826	753	73	10	1,595	1,492	103	7
Gain on sale of bank-owned properties, net	—	988	(988)	(100)	6,994	988	6,006	608
Other income	367	387	(20)	(5)	698	2,853	(2,155)	(76)
Total noninterest income	$17,078	$16,660	$418	3%	$39,721	$33,823	$5,898	17%
Adjusted noninterest income (non-GAAP)	$17,078	$15,672	$1,406	9%	$32,727	$30,735	$1,992	6%
Noninterest Income Analysis
Noninterest income amounted to $17.1 million and $39.7 million, respectively, for the three and six months ended June 30, 2025, compared $16.7 million and $33.8 million, respectively, for the same periods in 2024. Noninterest income was impacted by infrequent transactions, as described under the caption “Summary” above. Excluding the impact of these transactions, adjusted noninterest income (non-GAAP) was $17.1 million and $32.7 million, respectively, for the three and six months ended June 30, 2025, up by $1.4 million and $2.0 million, respectively, from the same periods in 2024.

Management's Discussion and Analysis
Wealth management services represent our largest source of noninterest income. A substantial portion of wealth management revenues is dependent on the value of wealth management AUA and is closely tied to the performance of the financial markets. This portion of wealth management revenues is referred to as “asset-based” and includes trust and investment management fees. Wealth management revenues also include “transaction-based” revenues that are not primarily derived from the value of assets.

The categories of wealth management revenues are shown in the following table:

(Dollars in thousands)	Three Months				Six Months
			Change				Change
Periods ended June 30,	2025	2024	$	%	2025	2024	$	%
Wealth management revenues:
Asset-based revenues	$9,745	$9,239	$506	5%	$19,514	$18,328	$1,186	6%
Transaction-based revenues	375	439	(64)	(15)	497	688	(191)	(28)
Total wealth management revenues	$10,120	$9,678	$442	5%	$20,011	$19,016	$995	5%

Wealth management revenues for the three and six months ended June 30, 2025 increased by $442 thousand and $995 thousand, respectively, from the same periods in 2024, reflecting an increase in asset-based revenues. The change in asset-based revenues correlated with the change in average AUA balances. The average balance of AUA for the three and six months ended June 30, 2025 increased by 3% and 4%, respectively, from the average balance for the same periods in 2024.

The end of period AUA balance amounted to $7.2 billion at June 30, 2025, up by $103.9 million, or 1%, from December 31, 2024, reflecting net investment appreciation that was partially offset by net client asset outflows. The following table presents the changes in wealth management AUA balances:

(Dollars in thousands)
	Three Months		Six Months
Periods ended June 30,	2025	2024	2025	2024
Wealth management assets under administration:
Balance at the beginning of period	$6,818,390	$6,858,322	$7,077,802	$6,588,406
Net investment appreciation & income	466,541	108,529	317,793	472,773
Net client asset outflows	(103,216)	(163,360)	(213,880)	(257,688)
Balance at the end of period	$7,181,715	$6,803,491	$7,181,715	$6,803,491

Mortgage banking revenues are dependent on mortgage origination volume and are sensitive to interest rates and the condition of housing markets. The composition of mortgage banking revenues and the volume of loans sold to the secondary market are shown in the following table:

(Dollars in thousands)	Three Months				Six Months
			Change				Change
Periods ended June 30,	2025	2024	$	%	2025	2024	$	%
Mortgage banking revenues:
Realized gains on loan sales, net (1)	$2,460	$2,205	$255	12%	$4,035	$3,791	$244	6%
Changes in fair value, net (2)	19	20	(1)	(5)	152	344	(192)	(56)
Loan servicing fee income, net (3)	555	536	19	4	1,151	1,132	19	2
Total mortgage banking revenues	$3,034	$2,761	$273	10%	$5,338	$5,267	$71	1%

Loans sold to the secondary market (4)	$116,775	$110,052	$6,723	6%	$192,274	$182,696	$9,578	5%
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

Management's Discussion and Analysis

For the three and six months ended June 30, 2025, mortgage banking revenues were up by $273 thousand and $71 thousand, respectively, compared to the same periods in 2024, reflecting an increase in the volume of loans sold and the sales yield. Mortgage banking revenues are also impacted by changes in the fair value on mortgage loans held for sale and forward loan commitments.

Card interchange fee income or the three and six months ended June 30, 2025 was down modestly by $28 thousand and up by $336 thousand, respectively, from the same periods in 2024. The year-to-date increase included the receipt of a third-party contract incentive, as well as revenue generated from debit card transaction volume.

Loan related derivative income from interest rate swap transactions with commercial borrowers for the three and six months ended June 30, 2025, increased by $627 thousand and $444 thousand, respectively, from the same periods in 2024.

Noninterest Expense
The following table presents noninterest expense comparisons:

(Dollars in thousands)	Three Months				Six Months
			Change				Change
Periods ended June 30,	2025	2024	$	%	2025	2024	$	%
Noninterest expense:
Salaries and employee benefits	$23,025	$21,260	$1,765	8%	$45,447	$43,035	$2,412	6%
Outsourced services	4,404	4,096	308	8	8,750	7,876	874	11
Net occupancy	2,662	2,397	265	11	5,403	4,958	445	9
Equipment	930	958	(28)	(3)	1,821	1,978	(157)	(8)
Legal, audit, and professional fees	726	741	(15)	(2)	1,476	1,447	29	2
FDIC deposit insurance costs	1,235	1,404	(169)	(12)	2,497	2,845	(348)	(12)
Advertising and promotion	717	661	56	8	1,127	1,209	(82)	(7)
Amortization of intangibles	203	208	(5)	(2)	407	416	(9)	(2)
Pension plan settlement charge	—	—	—	—	6,436	—	6,436	100
Other	2,628	2,185	443	20	5,362	4,509	853	19
Total noninterest expense	$36,530	$33,910	$2,620	8%	$78,726	$68,273	$10,453	15%
Adjusted noninterest expense (non-GAAP)	$36,530	$33,910	$2,620	8%	$72,290	$68,273	$4,017	6%

Noninterest Expense Analysis
Noninterest expense amounted to $36.5 million and $78.7 million, respectively, for the three and six months ended June 30, 2025, compared to $33.9 million and $68.3 million, respectively, for the same periods in 2024. Noninterest expense was impacted by the termination of the Corporation’s qualified pension plan, as described under the caption “Summary” above. Excluding the impact of this infrequent transaction, adjusted noninterest expense (non-GAAP) was $36.5 million and $72.3 million, respectively, for the three and six months ended June 30, 2025, up by $2.6 million and $4.0 million, respectively, from the same periods in 2024.

Salaries and employee benefits expense, the largest component of noninterest expense, for the three and six months ended June 30, 2025 increased by $1.8 million and $2.4 million, respectively, compared to the same periods in 2024. These increases reflected lower levels of performance-based compensation recognized in 2024, as well as lower staffing levels in 2025.

Outsourced services expense for the three and six months ended June 30, 2025 increased by $308 thousand and $874 thousand, respectively, compared to the same periods in the prior year. The increases reflected expansion of and volume-related changes to services (including software-as-a-service) that are provided by third-party vendors.

Net occupancy expense for the three and six months ended June 30, 2025 increased by $265 thousand and $445 thousand, respectively, compared to the same periods in 2024, largely reflecting additional lease expense associated with the sales-leaseback transactions that were completed in the first quarter of 2025.

Management's Discussion and Analysis

Other noninterest expense for three and six months ended June 30, 2025 increased by $443 thousand and $853 thousand, respectively, compared to the same periods in the prior year. The increases included system conversion costs associated with recent investments in technology, as well as increases across a variety of noninterest expense categories.

Income Taxes
The following table presents the Corporation’s income tax provision and applicable tax rates for the periods indicated:

(Dollars in thousands)
	Three Months		Six Months
Periods ended June 30,	2025	2024	2025	2024
Income tax expense	$3,888	$3,020	$7,378	$5,849
Adjusted income tax expense (non-GAAP)	3,888	2,771	7,237	5,070
Effective income tax rate	22.7%	21.8%	22.5%	21.2%
Adjusted effective income tax rate (non-GAAP)	22.7%	21.6%	22.4%	20.7%
Blended statutory rate	25.3%	25.5%	25.3%	25.5%

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

The Corporation’s net deferred tax assets are reported in other assets and amounted to $40.5 million at June 30, 2025, down from $63.0 million at December 31, 2024. This decrease included the realization of a deferred tax asset associated with the loans that were reclassified to held for sale and written down to fair value in December 2024 and then sold in January 2025. Management believes deferred tax assets, net of the valuation allowance, are more-likely-than-not to be realized.

Segment Reporting
The Corporation manages its operations through two reportable business segments, consisting of Commercial Banking and Wealth Management Services. See Note 14 to the Unaudited Consolidated Financial Statements for additional disclosure related to business segments.

Commercial Banking
The following table presents a summarized statement of operations for the Commercial Banking business segment:

(Dollars in thousands)	Three Months				Six Months
			Change				Change
Periods ended June 30,	2025	2024	$	%	2025	2024	$	%
Net interest income	$37,185	$31,585	$5,600	18%	$73,607	$63,250	$10,357	16%
Provision for credit losses	600	500	100	20	1,800	1,200	600	50
Net interest income after provision for credit losses	36,585	31,085	5,500	18	71,807	62,050	9,757	16
Noninterest income	6,720	6,651	69	1	19,355	12,223	7,132	58
Noninterest expense	28,512	26,919	1,593	6	61,058	53,952	7,106	13
Income before income taxes	14,793	10,817	3,976	37	30,104	20,321	9,783	48
Income tax expense	3,283	2,342	941	40	6,630	4,248	2,382	56
Net income	$11,510	$8,475	$3,035	36%	$23,474	$16,073	$7,401	46%

Net interest income for the Commercial Banking segment for the three and six months ended June 30, 2025 increased by $5.6 million and $10.4 million, respectively, from the same periods in 2024. This improvement reflected benefits from the

Management's Discussion and Analysis
balance sheet repositioning transactions previously announced in December 2024. See additional discussion under the caption “Net Interest Income” above.

The provision for credit losses for the three and six months ended June 30, 2025 increased by $100 thousand and $600 thousand, respectively, from the same periods in 2024. See additional discussion under the caption “Provision for Credit Losses” above.

Noninterest income derived from the Commercial Banking segment for the three and six months ended June 30, 2025 was up by $69 thousand and $7.1 million, respectively, from the comparable periods in 2024. Year-over-year comparisons were impacted by the first quarter 2025 net gain recognized on sales-leaseback transactions and the second quarter 2024 net gain on sale of a bank-owned operations facility. See additional disclosure under the caption “Noninterest Income” above.

Commercial Banking noninterest expenses for the three and six months ended June 30, 2025 totaled $28.5 million and $61.1 million, respectively. Included in the six months ended June 30, 2025 was $4.9 million of the total pension plan settlement charge that was recognized and allocated to the Commercial Banking segment in the first quarter. Excluding this item, noninterest expenses for the Commercial Banking segment for the three and six months ended June 30, 2025 increased by $1.6 million and $2.2 million, respectively, from the same periods in 2024, reflecting increases in salaries and employee benefits expense, net occupancy, outsourced services, and system conversion costs. See additional discussion under the caption “Noninterest Expense” above.

Wealth Management Services
The following table presents a summarized statement of operations for the Wealth Management Services business segment:

(Dollars in thousands)
			Change				Change
Periods ended June 30,	2025	2024	$	%	2025	2024	$	%
Net interest income	$—	$—	$—	—%	$—	$—	$—	—%
Noninterest income	10,358	10,009	349	3	20,366	21,600	(1,234)	(6)
Noninterest expense	8,018	6,991	1,027	15	17,668	14,321	3,347	23
Income before income taxes	2,340	3,018	(678)	(22)	2,698	7,279	(4,581)	(63)
Income tax expense	605	678	(73)	(11)	748	1,601	(853)	(53)
Net income	$1,735	$2,340	($605)	(26%)	$1,950	$5,678	($3,728)	(66%)

For the three and six months ended June 30, 2025, noninterest income derived from the Wealth Management Services segment increased by $349 thousand and decreased by $1.2 million, respectively, from the same periods in 2024. The year-over-year comparison was impacted by the first quarter 2024 litigation settlement. Excluding this item, Wealth Management noninterest income for the three and six months ended June 30, 2025 increased by $349 thousand and $866 thousand, respectively, from the same periods in 2024, largely reflecting an increase in asset-based revenues. See further discussion under the caption “Noninterest Income” above.

Wealth Management Services segment noninterest expenses for the three and six months ended June 30, 2025 totaled $8.0 million and $17.7 million, respectively. Included in the six months ended June 30, 2025 was $1.5 million of the total pension plan settlement charge, which was recognized and allocated to the Wealth Management Services segment in the first quarter. Excluding this item, noninterest expenses for the Wealth Management Services segment for the three and six months ended June 30, 2025 increased by $1.0 million and $1.8 million, respectively, from the same periods in 2024, reflecting increases in salaries and employee benefits expense and system conversion costs. See additional discussion under the caption “Noninterest Expense” above.

Management's Discussion and Analysis
Financial Condition
Summary
The following table presents selected financial condition data:

(Dollars in thousands)			Change
	June 30, 2025	December 31, 2024	$	%
Cash and due from banks	$163,579	$109,902	$53,677	49%
Mortgage loans held for sale, lower of cost or market	$—	$281,706	($281,706)	(100%)
Available for sale debt securities	971,341	916,305	55,036	6
Total loans	5,140,260	5,137,838	2,422	—
Allowance for credit losses on loans	41,059	41,960	(901)	(2)
Total assets	6,745,167	6,930,647	(185,480)	(3)
Total deposits	5,045,248	5,115,800	(70,552)	(1)
FHLB advances	1,001,000	1,125,000	(124,000)	(11)
Total shareholders’ equity	527,519	499,728	27,791	6

Mortgage loans held for sale at lower of cost or market decreased from the end of 2024. As part of the previously announced balance sheet repositioning transactions, residential mortgage loans that were held in portfolio were reclassified to held for sale at December 31, 2024. On January 24, 2025, the sale was completed and the cash proceeds received, along with in-market deposit growth, were used to pay down FHLB advances and wholesale brokered time deposits in the first quarter of 2025.

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

Determination of Fair Value
The Corporation uses an independent pricing service to obtain quoted prices. The prices provided by the independent pricing service are generally based on observable market data in active markets. The determination of whether markets are active or inactive is based upon the level of trading activity for a particular security class. Management reviews the independent pricing service’s documentation to gain an understanding of the appropriateness of the pricing methodologies. Management also reviews the prices provided by the independent pricing service for reasonableness based upon current trading levels for similar securities. If the prices appear unusual, they are re-examined and the value is either confirmed or revised. In addition, management periodically performs independent price tests of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of June 30, 2025 and December 31, 2024, management did not make any adjustments to the prices provided by the pricing service.

Our fair value measurements generally utilize Level 2 inputs, representing quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, and model-derived valuations in which all significant input assumptions are observable in active markets.

Management's Discussion and Analysis

See Notes 3 and 8 to the Unaudited Consolidated Financial Statements for additional information regarding the determination of fair value of investment securities.

Securities Portfolio
The carrying amounts of securities held are as follows:

(Dollars in thousands)	June 30, 2025		December 31, 2024
	Amount	% of Total	Amount	% of Total
Available for Sale Debt Securities:
Obligations of U.S. government agencies and government-sponsored enterprises	$39,581	4%	$38,612	4%
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	912,510	94	855,147	94
Obligations of states and political subdivisions	635	—	655	—
Individual name issuer trust preferred debt securities	6,049	1	9,221	1
Corporate bonds	12,566	1	12,670	1
Total available for sale debt securities	$971,341	100%	$916,305	100%

The securities portfolio represented 14% of total assets at June 30, 2025, compared to 13% of total assets at December 31, 2024. The largest component of the securities portfolio is mortgage-backed securities, all of which are issued by U.S. government agencies or U.S. government-sponsored enterprises.

The securities portfolio increased by $55.0 million, or 6%, from the end of 2024. This included purchases of U.S. government agency mortgage-backed securities, totaling $73.3 million, with a weighted average yield of 5.49%, and an increase of $19.7 million (pre-tax) in the fair value of available for sale securities. These increases were partially offset by $37.5 million of routine pay-downs on mortgage-backed securities and calls of trust preferred debt securities.

As of June 30, 2025, the carrying amount of available for sale debt securities included net unrealized losses of $113.5 million, compared to net unrealized losses of $133.3 million as of December 31, 2024. The net unrealized losses were primarily concentrated in obligations of U.S. government agencies and U.S. government-sponsored enterprises, including mortgage-backed securities, and primarily attributable to relative changes in market interest rates since the time of purchase. See Note 3 to the Unaudited Consolidated Financial Statements for additional information.

Loans
We primarily serve individuals and businesses located in southern New England, and a substantial portion of our loans are secured by properties in southern New England. Total loans amounted to $5.1 billion at June 30, 2025, up by $2.4 million, or 0.05%, from the end of 2024.

Management's Discussion and Analysis
The following table sets forth the composition of the Corporation’s loan portfolio:

(Dollars in thousands)	June 30, 2025		December 31, 2024
	Amount	% of Total	Amount	% of Total
Commercial:
Commercial real estate	$2,178,925	42%	$2,154,504	42%
Commercial & industrial	547,318	11	542,474	10
Total commercial	2,726,243	53	2,696,978	52
Residential Real Estate:
Residential real estate (1)	2,096,250	41	2,126,171	41
Consumer:
Home equity	300,917	6	297,119	6
Other	16,850	—	17,570	1
Total consumer	317,767	6	314,689	7
Total loans	$5,140,260	100%	$5,137,838	100%
(1)Includes negative basis adjustments associated with fair value hedges of $179 thousand and $1.5 million, respectively, at June 30, 2025 and December 31, 2024. See Note 7 to the Unaudited Consolidated Financial Statements for additional disclosure.

Commercial Loans
The commercial loan portfolio represented 53% of total loans at June 30, 2025, compared to 52% at December 31, 2024.

In making commercial loans, we may occasionally solicit the participation of other banks. The Bank also participates in commercial loans originated by other banks. In such cases, these loans are individually underwritten by us using standards similar to those employed for our self-originated loans. Our participation in commercial loans originated by other banks amounted to $680.6 million and $685.7 million, respectively, at June 30, 2025 and December 31, 2024. Our participation in commercial loans originated by other banks also includes shared national credits. Shared national credits are defined as participation in loans or loan commitments of at least $100.0 million that are shared by three or more banks.

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

Commercial Real Estate Loans
CRE loans totaled $2.2 billion at June 30, 2025, up by $24.4 million, or 1%, from the balance at December 31, 2024.

In the first six months of 2025, CRE advances and originations amounted to $133.0 million and were partially offset by payments.

The outstanding balance of construction and development loans included in the CRE loan portfolio amounted to $116.8 million and $102.2 million, respectively, as of June 30, 2025 and December 31, 2024.

Shared national credit balances outstanding included in the CRE loan portfolio at June 30, 2025 and December 31, 2024, totaled $86.6 million and $84.7 million, respectively. At June 30, 2025 and December 31, 2024, balances of $63.8 million

Management's Discussion and Analysis
and $63.7 million, respectively, were included in the pass-rated category of commercial loan credit quality and balances of $22.8 million and $21.0 million, respectively, were included in the classified category. All of these loans were current with respect to contractual payment terms at June 30, 2025.

The following table presents a geographic summary of CRE loans by property location:

(Dollars in thousands)	June 30, 2025		December 31, 2024
	Outstanding Balance	% of Total	Outstanding Balance	% of Total
Connecticut	$850,350	39%	$839,079	39%
Massachusetts	650,834	30	663,026	31
Rhode Island	429,385	20	434,244	20
Subtotal	1,930,569	89	1,936,349	90
All other states	248,356	11	218,155	10
Total	$2,178,925	100%	$2,154,504	100%

Management considers the CRE portfolio to be well-diversified with loans across several property types. Other than the multi-family segment that is discussed further below, there were no other property types within the CRE portfolio that exceeded 10% of total loans. The following table presents a summary of CRE loans by property type segmentation:

(Dollars in thousands)	June 30, 2025		December 31, 2024
	Outstanding Balance (1)	% of CRE Total	Outstanding Balance (1)	% of CRE Total
CRE Portfolio Segmentation:
Multi-family	$629,184	29%	$567,243	26%
Retail	407,039	19	433,146	20
Industrial and warehouse	370,839	17	358,425	17
Office	274,657	13	289,853	13
Hospitality	222,715	10	213,585	10
Healthcare facility	193,791	9	205,858	10
Mixed-use	26,379	1	29,023	1
Other	54,321	2	57,371	3
Total CRE loans	$2,178,925	100%	$2,154,504	100%

Average CRE loan size (2)	$5,234		$5,255
Largest individual CRE loan outstanding	$65,496		$65,482
(1)Does not include unfunded commitments of $118.7 million and $168.3 million, respectively, as of June 30, 2025 and December 31, 2024.
(2)Total commitment (outstanding loan balance plus unfunded commitments) divided by number of loans.

Multi-family, our largest single CRE segment, totaled $629.2 million as of June 30, 2025, representing 12% of total loans and 29% of the total CRE portfolio. This segment includes non-owner occupied residential properties consisting of four or more units that are rented to tenants. At June 30, 2025, the credit quality of the multi-family segment was 100% pass-rated. Also, there were no nonaccrual loans and all loans were current with respect to payment terms at June 30, 2025 in this segment.

There continues to be heightened focus in the banking industry on the CRE office sector, given the continuation of remote work and elevated vacancies across the office market. As of June 30, 2025, Washington Trust’s CRE office loan segment totaled $274.7 million, or 5% of total loans and 13% of the total CRE loans. The loans are secured by non-owner occupied office properties, including medical office and lab space, located in our primary lending market area of southern New England - Connecticut, Massachusetts, and Rhode Island. Furthermore, approximately 66% of the CRE office segment balance of $274.7 million is secured by properties located in suburban areas. As of June 30, 2025, 100% of the CRE office segment was current with respect to payment terms, and 98% of the CRE office segment was on accruing status. Additionally, the credit quality of the CRE office loan segment was 85% pass-rated, 3% special mention-rated, and 12%

Management's Discussion and Analysis
classified as of June 30, 2025.

Commercial and Industrial Loans
C&I loans amounted to $547.3 million at June 30, 2025, up by $4.8 million, or 1%, from the balance at December 31, 2024.

In the first six months of 2025, C&I originations and advances amounted to $35.6 million and were partially offset by payments.

Shared national credit balances outstanding included in the C&I loan portfolio totaled $89.7 million and $71.0 million, respectively, at June 30, 2025 and December 31, 2024. At June 30, 2025, balances of $80.8 million were pass-rated and balances of $8.9 million were in the classified category. Additionally, the classified balances at June 30, 2025 were on nonaccrual status and $1.4 million was past due.

Management considers the C&I portfolio to be well-diversified with loans across several industries. The following table presents a summary of C&I loan by industry segmentation:

(Dollars in thousands)	June 30, 2025		December 31, 2024
	Outstanding Balance (1)	% of C&I Total	Outstanding Balance (1)	% of C&I Total
C&I Portfolio Segmentation:
Healthcare and social assistance	$118,747	22%	$126,547	23%
Real estate rental and leasing	56,715	10	63,992	12
Educational services	55,174	10	47,092	9
Transportation and warehousing	52,698	10	55,784	10
Retail trade	50,207	9	41,132	8
Finance and insurance	24,779	5	26,557	5
Accommodation and food services	24,752	5	12,368	2
Information	21,858	4	22,265	4
Manufacturing	21,536	4	32,140	6
Arts, entertainment, and recreation	19,129	3	19,861	4
Professional, scientific, and technical services	11,990	2	10,845	2
Public administration	2,036	—	2,186	—
Other	87,697	16	81,705	15
Total C&I loans	$547,318	100%	$542,474	100%

Average C&I loan size (2)	$790		$798
Largest individual C&I loan outstanding	$24,892		$25,333
(1)Does not include unfunded commitments of $286.0 million and $307.9 million, respectively, as of June 30, 2025 and December 31, 2024.
(2)Total commitment (outstanding loan balance plus unfunded commitments) divided by number of loans.

Healthcare and social assistance, our largest single C&I segment, totaled $118.7 million as of June 30, 2025, representing 2% of total loans and 22% of the total C&I portfolio. This segment includes specialty medical practices, elder services, and community and mental health centers. At June 30, 2025, the credit quality of the healthcare and social assistance segment was 86% pass-rated and 14% was special mention. Also, there were no nonaccrual loans and all loans were current with respect to payment terms at June 30, 2025 in this segment.

Residential Real Estate Loans
The residential real estate loan portfolio represented 41% of total loans at both June 30, 2025 and December 31, 2024.

Residential real estate loans amounted to $2.1 billion at June 30, 2025, down by $29.9 million, or 1%, from the balance at December 31, 2024.

Management's Discussion and Analysis
The following is a geographic summary of residential real estate loans by property location:

(Dollars in thousands)	June 30, 2025		December 31, 2024
	Amount	% of Total	Amount	% of Total
Massachusetts	$1,489,658	71%	$1,530,847	72%
Rhode Island	459,486	22	443,237	21
Connecticut	124,623	6	128,933	6
Subtotal	2,073,767	99	2,103,017	99
All other states	22,483	1	23,154	1
Total (1)	$2,096,250	100%	$2,126,171	100%
(1)Includes residential mortgage loans purchased from and serviced by other financial institutions totaling $42.1 million and $46.8 million, respectively, as of June 30, 2025 and December 31, 2024.

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

The table below presents residential real estate loan origination activity:

(Dollars in thousands)	Three Months				Six Months
Periods ended June 30,	2025		2024		2025		2024
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Originations for retention in portfolio (1)	$51,331	28%	$26,520	19%	$78,993	28%	$50,994	21%
Originations for sale to the secondary market (2)	130,212	72	110,728	81	205,731	72	188,826	79
Total	$181,543	100%	$137,248	100%	$284,724	100%	$239,820	100%
(1)Includes the full commitment amount of homeowner construction loans.
(2)Includes brokered loans (loans originated for others).

The table below presents residential real estate loan sales activity:

(Dollars in thousands)
	Three Months				Six Months
Periods ended June 30,	2025		2024		2025		2024
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Loans sold with servicing rights retained	$7,762	7%	$24,570	22%	$24,581	13%	$48,627	27%
Loans sold with servicing rights released (1)	109,013	93	85,482	78	167,693	87	134,069	73
Total	$116,775	100%	$110,052	100%	$192,274	100%	$182,696	100%
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

Loans are sold with servicing retained or released. Loans sold with servicing rights retained result in the capitalization of servicing rights. Loan servicing rights are included in other assets and are subsequently amortized as an offset to mortgage banking revenues over the estimated period of servicing. The net balance of capitalized servicing rights amounted to $7.2 million and $7.7 million, respectively, as of June 30, 2025 and December 31, 2024. The balance of residential mortgage loans serviced for others, which are not included in the Unaudited Consolidated Balance Sheets, amounted to $1.4 billion at both June 30, 2025 and December 31, 2024.

Management's Discussion and Analysis

Consumer Loans
The consumer loan portfolio represented 6% of total loans at June 30, 2025, compared to 7% at December 31, 2024.

Consumer loans include home equity loans and lines of credit and personal installment loans. Home equity lines of credit and home equity loans represented 95% of the total consumer portfolio at June 30, 2025. Our home equity line and home equity loan origination activities are conducted primarily in southern New England. The Bank estimates that approximately 45% of the combined home equity lines of credit and home equity loan balances are first lien positions or subordinate to other Washington Trust mortgages.

The consumer loan portfolio totaled $317.8 million at June 30, 2025, up by $3.1 million, or 1.0%, from December 31, 2024, largely reflecting an increase in home equity loans.

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

Nonperforming Assets
Nonperforming assets include nonaccrual loans and OREO.

The following table presents nonperforming assets and additional asset quality data:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Commercial:
Commercial real estate	$4,276	$10,053
Commercial & industrial	9,711	515
Total commercial	13,987	10,568
Residential Real Estate:
Residential real estate	10,614	10,767
Consumer:
Home equity	1,507	1,972
Other	—	—
Total consumer	1,507	1,972
Total nonaccrual loans	26,108	23,307
OREO, net	—	—
Total nonperforming assets	$26,108	$23,307

Nonperforming assets to total assets	0.39%	0.34%
Nonperforming loans to total loans	0.51%	0.45%
Total past due loans to total loans	0.27%	0.23%
Allowance for credit losses on loans to total loans	0.80%	0.82%
Allowance for credit losses on loans to nonaccrual loans	157.27%	180.03%
Accruing loans 90 days or more past due	$—	$—

Nonaccrual Loans
During the six months ended June 30, 2025, the Corporation made no changes in its practices or policies concerning the placement of loans into nonaccrual status.

Management's Discussion and Analysis

The following table presents the activity in nonaccrual loans:

(Dollars in thousands)	Three Months		Six Months
For the periods ended June 30,	2025	2024	2025	2024
Balance at beginning of period	$21,626	$30,710	$23,307	$44,618
Additions to nonaccrual status	10,454	556	12,596	988
Loans returned to accruing status	(1,493)	(369)	(1,497)	(14,133)
Loans charged-off	(667)	(53)	(3,189)	(123)
Loans transferred to other real estate owned	—	—	—	—
Payments, payoffs, and other changes	(3,812)	(365)	(5,109)	(871)
Balance at end of period	$26,108	$30,479	$26,108	$30,479

The following table presents additional detail on nonaccrual loans:

(Dollars in thousands)	June 30, 2025					December 31, 2024
		Days Past Due					Days Past Due
	Current	30-89	90 or More	Total Nonaccrual	% (1)	Current	30-89	90 or More	Total Nonaccrual	% (1)
Commercial:
Commercial real estate	$4,276	$—	$—	$4,276	0.20%	$10,053	$—	$—	$10,053	0.47%
Commercial & industrial	7,917	1,371	423	9,711	1.77	—	515	—	515	0.09
Total commercial	12,193	1,371	423	13,987	0.51	10,053	515	—	10,568	0.39
Residential Real Estate:
Residential real estate	4,554	4,551	1,509	10,614	0.51	5,975	2,419	2,373	10,767	0.51
Consumer:
Home equity	1,174	192	141	1,507	0.50	832	233	907	1,972	0.66
Other	—	—	—	—	—	—	—	—	—	—
Total consumer	1,174	192	141	1,507	0.47	832	233	907	1,972	0.63
Total nonaccrual loans	$17,921	$6,114	$2,073	$26,108	0.51%	$16,860	$3,167	$3,280	$23,307	0.45%
(1)    Percentage of nonaccrual loans to the total loans outstanding within the respective loan class.

As of June 30, 2025, the composition of nonaccrual loans was 54% commercial and 46% residential and consumer. This compared to 45% commercial and 55% residential and consumer as of December 31, 2024.

Nonaccrual loans at June 30, 2025 totaled $26.1 million, up by $2.8 million from the end of 2024. This reflected an increase in nonaccrual C&I loans of $9.2 million, primarily attributable to one relationship that was placed on nonaccrual status, as discussed further below. This increase was partially offset by a decline in nonaccrual CRE loans of $5.8 million that reflected year-to-date partial charge-offs of $2.7 million on two office segment loans and the resolution of one of these loans that paid off in the second quarter of 2025. Both of these office segment loans were previously modified as TLMs.

As of June 30, 2025, the balance of nonaccrual C&I loans primarily consisted of one individually analyzed collateral dependent relationship with a carrying value of $9.3 million, of which $1.4 million was past due. This C&I borrower is a broadband infrastructure contractor who recently filed Chapter 11 bankruptcy due to cash flow problems. Washington Trust is a 5% participant in a multi-bank deal and has a total exposure of approximately $11 million. As of June 30, 2025, the balance of nonaccrual commercial real estate loans consisted of one individually analyzed collateral dependent loan secured by an office property in our primary lending area of southern New England. Based on recent collateral and other valuations of sources of repayment, management believes it has established appropriate specific reserves to cover the estimated potential loss exposure associated with these nonaccrual commercial loans at June 30, 2025.

Management's Discussion and Analysis
As of June 30, 2025, the balance of nonaccrual residential mortgage loans was predominately secured by properties in Massachusetts, Connecticut, and Rhode Island. Included in total nonaccrual residential real estate loans at June 30, 2025 were two loans purchased for portfolio and serviced by others amounting to $517 thousand.  Management monitors the collection efforts of its third-party servicers as part of its assessment of the collectability of nonperforming loans.

Past Due Loans
The following table presents past due loans by class:

(Dollars in thousands)	June 30, 2025		December 31, 2024
	Amount	% (1)	Amount	% (1)
Commercial:
Commercial real estate	$—	—%	$—	—%
Commercial & industrial	1,799	0.33	900	0.17
Total commercial	1,799	0.07	900	0.03
Residential Real Estate:
Residential real estate	9,772	0.47	7,741	0.36
Consumer:
Home equity	2,430	0.81	2,947	0.99
Other	34	0.20	394	2.24
Total consumer	2,464	0.78	3,341	1.06
Total past due loans	$14,035	0.27%	$11,982	0.23%
(1)Percentage of past due loans to the total loans outstanding within the respective loan class.

The composition of past due loans (loans past due 30 days or more) was 87% residential and consumer and 13% commercial as of June 30, 2025, compared to 92% residential and consumer and 8% commercial as of December 31, 2024.

Total past due loans increased by $2.1 million from the end of 2024, largely reflecting an increase in past due residential mortgage loans.

Total past due loans included $8.2 million of nonaccrual loans as of June 30, 2025, compared to $6.4 million as of December 31, 2024.

All loans 90 days or more past due at June 30, 2025 and December 31, 2024 were classified as nonaccrual.

Potential Problem Loans
The Corporation classifies certain loans as “substandard,” “doubtful,” or “loss” based on criteria consistent with guidelines provided by banking regulators.  Potential problem loans include classified accruing commercial loans that were less than 90 days past due at June 30, 2025 and other loans for which known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future. Potential problem loans are not included in the amounts of nonaccrual loans presented above.

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

Management has identified $29.2 million in potential problem loans at June 30, 2025, compared to $28.2 million at December 31, 2024. As of June 30, 2025, the balance of potential problem loans largely consisted of two CRE loans secured by office properties in Massachusetts. At June 30, 2025, these loans were current with respect to payment terms.

Management's Discussion and Analysis
Allowance for Credit Losses on Loans
The ACL on loans is management’s estimate of expected lifetime credit losses on loans carried at amortized cost.  The ACL on loans is established through a provision for credit losses recognized in earnings. The ACL on loans is reduced by charge-offs on loans and is increased by recoveries of amounts previously charged off. There were no significant changes in our modeling methodology to determine the ACL on loans during the three and six months ended June 30, 2025.

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

The Corporation does not recognize a recovery when new appraisals indicate a subsequent increase in value.

The following table presents additional detail on the Corporation’s loan portfolio and associated allowance:

(Dollars in thousands)	June 30, 2025			December 31, 2024
	Loans	Related Allowance	Allowance / Loans	Loans	Related Allowance	Allowance / Loans
Individually analyzed loans	$21,429	$2,310	10.78%	$16,591	$1,543	9.30%
Pooled (collectively evaluated) loans (1)	5,119,010	38,749	0.76	5,122,728	40,417	0.79
Total	$5,140,439	$41,059	0.80%	$5,139,319	$41,960	0.82%
(1)The amount reported for pooled loans excludes negative basis adjustments associated with fair value hedges of $179 thousand and $1.5 million, respectively, at June 30, 2025 and December 31, 2024. See Note 7 to the Unaudited Consolidated Financial Statements for additional disclosure.

Various loan loss allowance coverage ratios are affected by the timing and extent of charge-offs, particularly with respect to individually analyzed collateral dependent loans.

The ACL on loans amounted to $41.1 million at June 30, 2025, down by $901 thousand, or 2%, from the balance at December 31, 2024. The ACL on loans as a percentage of total loans, also known as the reserve coverage ratio, was 0.80% at June 30, 2025, compared to 0.82% at December 31, 2024.

The Corporation recorded a provision for credit losses on loans of $650 thousand and $2.1 million, respectively, for the three and six months ended June 30, 2025. The provision included the impact of losses and specific reserve allocations on individually analyzed nonaccrual commercial loans and reflected our estimate of forecasted economic conditions.

Net charge-offs totaled $647 thousand for the three months ended June 30, 2025, compared to $27 thousand for the same period in 2024. For the six months ended June 30, 2025, net charge-offs totaled $3.0 million, compared to $79 thousand for the same period in 2024. The year-to-date increase in net charge-offs reflected partial charge-offs on two CRE office portfolio segment loans.

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

(Dollars in thousands)	June 30, 2025			December 31, 2024
	Allocated ACL	ACL to Loans	Loans to Total Portfolio (1)	Allocated ACL	ACL to Loans	Loans to Total Portfolio (1)
Commercial:
Commercial real estate	$19,604	0.90%	42%	$26,485	1.23%	42%
Commercial & industrial	13,158	2.40	11	7,277	1.34	10
Total commercial	32,762	1.20	53	33,762	1.25	52
Residential Real Estate:
Residential real estate	6,919	0.33	41	6,832	0.32	41
Consumer:
Home equity	1,107	0.37	6	1,031	0.35	6
Other	271	1.61	—	335	1.91	1
Total consumer	1,378	0.43	6	1,366	0.43	7
Total ACL on loans at end of period	$41,059	0.80%	100%	$41,960	0.82%	100%
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

The Bank is a participant in the DDM, ICS and CDARS programs. The Bank uses these deposit sweep services to place customer and client funds into interest-bearing demand accounts, money market accounts, and/or time deposits issued by other participating banks. Customer and client funds are placed at one or more participating banks to ensure that each deposit customer is eligible for the full amount of FDIC insurance. As a program participant, we receive reciprocal amounts of deposits from other participating banks. We consider these reciprocal deposit balances to be in-market deposits as distinguished from traditional wholesale brokered deposits..

The following table presents a summary of deposits:

(Dollars in thousands)	June 30, 2025		December 31, 2024		Change in Balance
	Amount	% of Total	Amount	% of Total	$	%
Noninterest-bearing demand deposits	$646,584	13%	$661,776	13%	($15,192)	(2%)
Interest-bearing demand deposits	668,483	13	592,904	12	75,579	13
NOW accounts	680,246	13	692,812	14	(12,566)	(2)
Money market accounts	1,147,792	23	1,154,745	23	(6,953)	(1)
Savings accounts	693,055	14	523,915	10	169,140	32
Time deposits (in-market)	1,207,255	24	1,192,110	22	15,145	1
Total in-market deposits (1)	5,043,415	100	4,818,262	94	225,153	5
Wholesale brokered time deposits	1,833	—	297,538	6	(295,705)	(99)
Total deposits	$5,045,248	100%	$5,115,800	100%	($70,552)	(1%)
(1)    As of June 30, 2025, in-market deposits were approximately 60% retail and 40% commercial and the average size was approximately $37 thousand.

Management's Discussion and Analysis

Total deposits amounted to $5.0 billion at June 30, 2025, down by $70.6 million, or 1%, from December 31, 2024, due to a decline in wholesale brokered time deposits of $295.7 million, or 99%, that was partially offset by an increase in in-market deposits. See disclosure regarding wholesale funding under the caption “Borrowings” below.

Our in-market deposits, which exclude wholesale brokered time deposits, are well-diversified by industry and customer type. In-market deposits were up by $225.2 million, or 5%, from the balance at December 31, 2024, largely reflecting increases in savings and interest-bearing demand deposit balances. Growing deposits continues to be highly competitive in our market area and demand for higher-cost deposit products is intense. Washington Trust has made recent investments in technology to enhance our customers’ experience and we remain focused on maintaining and growing depositor relationships.

The following table presents a summary of the Bank’s uninsured deposits:

(Dollars in thousands)	June 30, 2025		December 31, 2024
	Balance	% of Total Deposits	Balance	% of Total Deposits
Uninsured Deposits:
Uninsured deposits (1)	$1,365,590	27%	$1,363,689	27%
Less: affiliate deposits (2)	76,352	1	94,740	2
Uninsured deposits, excluding affiliate deposits	1,289,238	26	1,268,949	25
Less: fully-collateralized preferred deposits (3)	207,695	5	197,638	4
Uninsured deposits, after exclusions	$1,081,543	21%	$1,071,311	21%
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

Borrowings
Borrowings primarily consist of FHLB advances, which are used as a source of funding for liquidity and interest rate risk management purposes. FHLB advances totaled $1.0 billion at June 30, 2025, down by $124.0 million, or 11%, from the balance at the end of 2024. For additional information regarding FHLB advances see Note 10 to the Unaudited Consolidated Financial Statements.

Both FHLB advances and wholesale brokered time deposits decreased in the six months ended June 30, 2025, reflecting increases in in-market deposits, the redeployment of cash resulting from the previously disclosed balance sheet repositioning transactions, and timing of liquidity management activities.

Liquidity and Capital Resources
Liquidity Management
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand.  The Corporation’s primary source of liquidity is in-market deposits, which funded approximately 74% of total average assets in the six months ended June 30, 2025.  While the generally preferred funding strategy is to attract and retain low-cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace.  Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and brokered deposits), cash flows from the investment securities portfolio, and loan repayments.  Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs, although management has no intention to do so at this time.

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

The table below presents a summary of contingent liquidity balances by source:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Contingent Liquidity:
Federal Home Loan Bank of Boston (1)	$987,119	$752,951
Federal Reserve Bank of Boston (2)	111,454	70,286
Available cash liquidity (3)	87,662	36,647
Unencumbered securities	596,906	597,771
Total contingent liquidity	$1,783,141	$1,457,655

Percentage of total contingent liquidity to uninsured deposits	130.6%	106.9%
Percentage of total contingent liquidity to uninsured deposits, after exclusions	164.9%	136.1%
(1)As of June 30, 2025 and December 31, 2024, loans with a carrying value of $2.9 billion and $2.8 billion, respectively, and securities available for sale with carrying values of $73.0 million and $74.2 million, respectively, were pledged to the FHLB resulting in this additional borrowing capacity.
(2)As of June 30, 2025 and December 31, 2024, loans with a carrying value of $65.7 million and $68.5 million, respectively, and securities available for sale with a carrying value of $58.8 million and $13.9 million, respectively, were pledged to the FRBB for the discount window resulting in this additional unused borrowing capacity.
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

In addition to the amounts presented above, the Bank also had access to a $40.0 million unused line of credit with the FHLB at June 30, 2025 and December 31, 2024.

The ALCO establishes and monitors internal liquidity measures to manage liquidity exposure. Liquidity remained within target ranges established by the ALCO during the six months ended June 30, 2025.  Based on its assessment of the liquidity considerations described above, management believes the Corporation’s sources of funding meet anticipated funding needs.

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

Capital Resources
Total shareholders’ equity amounted to $527.5 million at June 30, 2025, up by $27.8 million from December 31, 2024. This net increase primarily reflected net income of $25.4 million, improvement of $23.2 million in the AOCL component of shareholders' equity, and a reduction of $21.9 million due to dividend declarations. The improvement in AOCL included an increase in fair value of available for sale debt securities, as well as the effects of the remeasurement of the qualified pension plan upon settlement and the reclassification of the after-tax pension plan settlement charge to noninterest expenses. See Note 15 to the Unaudited Consolidated Financial Statements for additional disclosure regarding changes in AOCL.

Washington Trust declared a quarterly dividend of 56 cents per share for the three months ended June 30, 2025, unchanged from the 56 cents per share declared for the same period in 2024.

Management's Discussion and Analysis

The ratio of total equity to total assets amounted to 7.82% at June 30, 2025, compared to a ratio of 7.21% at December 31, 2024.  Book value per share was $27.36 at June 30, 2025, compared to $25.93 at December 31, 2024.

The Bancorp and the Bank are subject to various regulatory capital requirements and are considered “well capitalized,” with a total risk-based capital ratio of 13.06% at June 30, 2025, compared to 12.47% at December 31, 2024.

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

The ALCO reviews simulation results to determine whether the Corporation’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure.  As of June 30, 2025 and December 31, 2024, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Corporation. All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Corporation’s balance sheet remain stable.

The ALCO regularly reviews a wide variety of interest rate shift scenario results to evaluate interest rate risk exposure, including parallel changes in interest rates and scenarios showing the effect of steepening or flattening changes in the yield

Management's Discussion and Analysis
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

The following table sets forth the estimated change in net interest income from an unchanged rate scenario over the periods indicated for parallel changes in market interest rates using the Corporation’s on- and off-balance sheet financial instruments as of June 30, 2025 and December 31, 2024.  Interest rates are assumed to shift by parallel rate changes as shown in the table below. Further, deposits are assumed to have certain minimum rate levels below which they will not fall.  It should be noted that the rate scenarios shown do not necessarily reflect the ALCO’s view of the “most likely” change in interest rates over the periods indicated.

	June 30, 2025		December 31, 2024
	Months 1 - 12	Months 13 - 24	Months 1 - 12	Months 13 - 24
100 basis point rate decrease	(2.01)%	(2.10%)	(1.83)%	(0.53%)
200 basis point rate decrease	(3.74)	(4.29)	(3.78)	(1.67)
300 basis point rate decrease	(5.63)	(7.26)	(5.89)	(3.73)
100 basis point rate increase	0.69	(0.74)	(0.16)	(3.52)
200 basis point rate increase	2.03	(0.65)	1.54	(3.98)
300 basis point rate increase	3.35	(0.98)	3.25	(4.81)

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

Management's Discussion and Analysis
The following table summarizes the potential change in market value of the Corporation’s available for sale debt securities as of June 30, 2025 and December 31, 2024 resulting from immediate parallel rate shifts:

(Dollars in thousands)
Security Type	Down 100 Basis Points	Up 200 Basis Points
Obligations of U.S. government-sponsored enterprise securities (callable)	$1,040	($1,974)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	53,738	(122,697)
Obligations of states and political subdivisions	36	(96)
Trust preferred debt and other corporate debt securities	62	(117)
Total change in market value as of June 30, 2025	$54,876	($124,884)
Total change in market value as of December 31, 2024	$75,007	($140,027)

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

Item 4.  Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, of the Corporation’s disclosure controls and procedures as of the period ended June 30, 2025.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Corporation’s management including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.  The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

Internal Control Over Financial Reporting
During the quarter ended June 30, 2025 the Corporation implemented a new wealth management and trust accounting system and internal controls over financial reporting were revised in connection with this change. The Corporation’s pre- and post-implementation internal controls over financial reporting were evaluated by management and deemed to be operating effectively.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes repurchases of the Corporation’s shares of common stock in the second quarter of 2025:

	Issuer Purchases of Equity Securities
Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans	(d) Maximum number of shares that may yet be purchased under plans
April 1 - 30, 2025	—	$—	—	850,000
May 1 - 31, 2025 (1)	10,000	29.56	10,000	840,000
June 1 - 30, 2025	—	—	—	840,000
Total	10,000	$29.56	10,000	840,000
(1)On May 15, 2025, the Board of Directors of the Corporation adopted the 2025 Repurchase Program, which authorizes the repurchase of up to 850,000 shares, or approximately 4% of the Corporation’s outstanding common stock. The 2025 Repurchase Program expires on May 15, 2026 and may be modified, suspended, or discontinued at any time.

Item 5.  Other Information
Insider Trading Arrangements
During the three months ended June 30, 2025, none of the Corporation’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6.  Exhibits
(a) Exhibits.  The following exhibits are included as part of this Form 10-Q:

Exhibit Number
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Filed herewith.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Furnished herewith. (1)
101	The following materials from Washington Trust Bancorp, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2025 formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related Notes to these consolidated financial statements.
104	The cover page from the Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2025 has been formatted in Inline XBRL and contained in Exhibit 101.
(1)These certifications are not “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Securities Exchange Act.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASHINGTON TRUST BANCORP, INC.
(Registrant)

Date:	August 6, 2025	By:	/s/ Edward O. Handy III
Edward O. Handy III
Chairman and Chief Executive Officer
(principal executive officer)

Date:	August 6, 2025	By:	/s/ Ronald S. Ohsberg
Ronald S. Ohsberg
Senior Executive Vice President, Chief Financial Officer, and Treasurer
(principal financial officer)

Date:	August 6, 2025	By:	/s/ Maria N. Janes
Maria N. Janes
Executive Vice President, Chief Accounting Officer, and Controller
(principal accounting officer)