Form 10-Q
period 2025-09-30
WASHINGTON TRUST BANCORP INC
filed 2025-11-06
CIK 737468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
	September 30, 2025	or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.
Commission file number:  001-32991
WASHINGTON TRUST BANCORP, INC.
(Exact name of registrant as specified in its charter)

Rhode Island			05-0404671
(State or other jurisdiction of incorporation or organization)			(IRS Employer Identification No.)
23 Broad Street,	Westerly,	Rhode Island	02891
(Address of principal executive offices)			(Zip Code)

(401) 348-1200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
COMMON STOCK, $.0625 PAR VALUE PER SHARE	WASH	Nasdaq Global Select Market

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
☐ Yes ☒ No
The number of shares of common stock of the registrant outstanding as of October 31, 2025 was 19,034,935.

Glossary of Acronyms and Terms
The following is a list of acronyms and terms that are used throughout this Quarterly Report on Form 10-Q:

2025 Repurchase Program	Washington Trust Bancorp, Inc.'s Stock Repurchase Program commencing May 15, 2025
ACL	Allowance for credit losses
ALCO	Asset/Liability Committee
AOCL	Accumulated other comprehensive loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	Automated teller machine
AUA	Assets under administration
Bancorp	Washington Trust Bancorp, Inc.
Bank	The Washington Trust Company, of Westerly
BOLI	Bank-owned life insurance
C&I	Commercial and industrial
CDARS	Certificate of Deposit Account Registry Service
CODM	Chief Operating Decision Maker
Corporation	The Bancorp and its subsidiaries
CRE	Commercial real estate
DDM	Demand Deposit Marketplace
EPS	Earnings per common share
ERM	Enterprise risk management
Exchange Act	Securities Exchange Act of 1934, as amended
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank of Boston
FRBB	Federal Reserve Bank of Boston
FTE	Fully taxable equivalent
GAAP	Accounting principles generally accepted in the United States of America
Halsey	Halsey Associates, Inc.
ICS	Insured Cash Sweep
Lighthouse	Lighthouse Financial Management, LLC
LTV	Loan to value
NIM	Net interest margin
OREO	Property acquired through foreclosure or repossession
ROU	Right-of-use
S&P	Standard and Poors, Inc.
SBA	Small Business Administration
SEC	U.S. Securities and Exchange Commission
TLM	Troubled loan modification
Washington Trust	The Bancorp and its subsidiaries
Weston	Weston Financial Group, Inc.

PART I.  Financial Information
Item 1.  Financial Statements

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)
(Dollars in thousands, except par value)

	September 30, 2025	December 31, 2024
Assets:
Cash and due from banks	$35,604	$21,534
Interest-earning deposits with correspondent banks	143,886	88,368
Short-term investments	12,841	3,987
Mortgage loans held for sale, at fair value	31,318	21,708
Mortgage loans held for sale, at lower of cost or market	—	281,706
Premises and equipment held for sale, lower of cost or market	—	4,788
Available for sale debt securities, at fair value (amortized cost of $1,063,157, net of allowance for credit losses on securities of $0 at September 30, 2025; and amortized cost of $1,049,557; net of allowance for credit losses on securities of $0 at December 31, 2024)	962,466	916,305
Federal Home Loan Bank stock, at cost	36,331	49,817
Loans:
Total loans	5,122,582	5,137,838
Less: allowance for credit losses on loans	36,576	41,960
Net loans	5,086,006	5,095,878
Premises and equipment, net	25,065	26,873
Operating lease right-of-use assets	35,968	26,943
Investment in bank-owned life insurance	114,240	106,777
Goodwill	63,909	63,909
Identifiable intangible assets, net	4,458	2,885
Other assets	165,829	219,169
Total assets	$6,717,921	$6,930,647
Liabilities:
Deposits:
Noninterest-bearing deposits	$671,309	$661,776
Interest-bearing deposits	4,551,527	4,454,024
Total deposits	5,222,836	5,115,800
Federal Home Loan Bank advances	791,000	1,125,000
Junior subordinated debentures	22,681	22,681
Operating lease liabilities	38,741	29,578
Other liabilities	109,642	137,860
Total liabilities	6,184,900	6,430,919
Commitments and contingencies (Note 18)
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 60,000,000 shares; 19,561,985 shares issued and 19,050,016 shares outstanding at September 30, 2025 and 19,561,985 shares issued and 19,273,583 shares outstanding at December 31, 2024	1,223	1,223
Paid-in capital	198,058	196,947
Retained earnings	437,545	434,014
Accumulated other comprehensive loss	(84,828)	(119,171)
Treasury stock, at cost, 511,969 shares at September 30, 2025 and 288,402 shares at December 31, 2024	(18,977)	(13,285)
Total shareholders’ equity	533,021	499,728
Total liabilities and shareholders’ equity	$6,717,921	$6,930,647
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)
(Dollars and shares in thousands, except per share amounts)

		Three Months		Nine Months
	Periods ended September 30,	2025	2024	2025	2024
	Interest income:
	Interest and fees on loans	$68,785	$75,989	$202,786	$227,865
	Interest on mortgage loans held for sale	542	366	1,942	1,013
	Taxable interest on debt securities	9,372	6,795	27,429	20,835
	Nontaxable interest on debt securities	7	—	22	—
	Dividends on Federal Home Loan Bank stock	764	1,262	2,578	3,459
	Other interest income	1,475	3,174	4,497	5,667
	Total interest and dividend income	80,945	87,586	239,254	258,839
	Interest expense:
	Deposits	31,223	37,203	93,835	111,963
	Federal Home Loan Bank advances	10,542	17,717	31,939	50,151
	Junior subordinated debentures	347	404	1,040	1,213
	Total interest expense	42,112	55,324	126,814	163,327
	Net interest income	38,833	32,262	112,440	95,512
	Provision for credit losses	6,800	200	8,600	1,400
	Net interest income after provision for credit losses	32,033	32,062	103,840	94,112
	Noninterest income:
	Wealth management revenues	10,373	9,989	30,384	29,005
	Mortgage banking revenues	3,501	2,866	8,839	8,133
	Card interchange fees	1,163	1,321	3,919	3,741
	Service charges on deposit accounts	841	784	2,393	2,238
	Loan related derivative income	271	126	1,048	459
	Income from bank-owned life insurance	868	770	2,463	2,262
	Gain on sale of bank-owned properties, net	—	—	6,994	988
	Other income	619	416	1,317	3,269
	Total noninterest income	17,636	16,272	57,357	50,095
	Noninterest expense:
	Salaries and employee benefits	22,674	21,350	68,121	64,385
	Outsourced services	4,120	4,185	12,870	12,061
	Net occupancy	2,691	2,399	8,094	7,357
	Equipment	917	924	2,738	2,902
	Legal, audit, and professional fees	719	836	2,195	2,283
	FDIC deposit insurance costs	1,055	1,402	3,552	4,247
	Advertising and promotion	763	857	1,890	2,066
	Amortization of intangibles	200	206	607	622
	Pension plan settlement charge	—	—	6,436	—
	Other expenses	2,587	2,345	7,949	6,854
	Total noninterest expense	35,726	34,504	114,452	102,777
	Income before income taxes	13,943	13,830	46,745	41,430
	Income tax expense	3,097	2,849	10,475	8,698
	Net income	$10,846	$10,981	$36,270	$32,732

	Net income available to common shareholders	$10,846	$10,973	$36,270	$32,732
	Weighted average common shares outstanding - basic	19,128	17,058	19,229	17,048
	Weighted average common shares outstanding - diluted	19,243	17,140	19,329	17,115
Per share information:	Basic earnings per common share	$0.57	$0.64	$1.89	$1.92
	Diluted earnings per common share	$0.56	$0.64	$1.88	$1.91
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)
(Dollars in thousands)

	Three Months		Nine Months
Periods ended September 30,	2025	2024	2025	2024
Net income	$10,846	$10,981	$36,270	$32,732
Other comprehensive income, net of tax:
Net change in fair value of available for sale debt securities	9,577	30,254	24,339	20,015
Net change in fair value of cash flow hedges	1,522	(1,108)	3,191	3,912
Net change in defined benefit plan obligations	22	22	6,813	68
Total other comprehensive income, net of tax	11,121	29,168	34,343	23,995
Total comprehensive income	$21,967	$40,149	$70,613	$56,727

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity (unaudited)
(Dollars and shares in thousands, except per share amounts)

For the three months ended September 30, 2025	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at June 30, 2025	19,283	$1,223	$197,392	$437,520	($95,949)	($12,667)	$527,519
Net income	—	—	—	10,846	—	—	10,846
Total other comprehensive income, net of tax	—	—	—	—	11,121	—	11,121
Cash dividends declared ($0.56 per share)	—	—	—	(10,821)	—	—	(10,821)
Share-based compensation	—	—	833	—	—	—	833
Exercise of stock options, issuance of other compensation-related equity awards, net of awards surrendered	4	—	(167)	—	—	126	(41)
Treasury stock purchased under 2025 Repurchase Program	(237)	—	—	—	—	(6,436)	(6,436)
Balance at September 30, 2025	19,050	$1,223	$198,058	$437,545	($84,828)	($18,977)	$533,021

For the nine months ended September 30, 2025	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2024	19,274	$1,223	$196,947	$434,014	($119,171)	($13,285)	$499,728
Net income	—	—	—	36,270	—	—	36,270
Total other comprehensive income, net of tax	—	—	—	—	34,343	—	34,343
Cash dividends declared ($1.68 per share)	—	—	—	(32,739)	—	—	(32,739)
Share-based compensation	—	—	2,486	—	—	—	2,486
Exercise of stock options, issuance of other compensation-related equity awards, net of awards surrendered	23	—	(1,375)	—	—	1,040	(335)
Treasury stock purchased under 2025 Repurchase Program	(247)	—	—	—	—	(6,732)	(6,732)
Balance at September 30, 2025	19,050	$1,223	$198,058	$437,545	($84,828)	($18,977)	$533,021

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

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statement of Cash Flows (unaudited)
(Dollars in thousands)

	Nine months ended September 30,	2025	2024
	Cash flows from operating activities:
	Net income	$36,270	$32,732
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for credit losses	8,600	1,400
	Gain on sale of bank-owned properties, net	(6,994)	(988)
	Depreciation of premises and equipment	2,623	2,975
	Net amortization of premiums and discounts on debt securities and loans	783	878
	Amortization of intangibles	607	622
	Amortization of terminated cash flow hedge loss	6,418	6,442
	Pension plan settlement charge	6,436	—
	Share-based compensation	2,486	2,078
	Tax expense from stock option exercises and other equity awards	(177)	(134)
	Income from bank-owned life insurance	(2,463)	(2,262)
	Net gains on loan sales, including changes in fair value	(7,167)	(6,599)
	Proceeds from sales of loans, net	312,886	296,376
	Loans originated for sale	(315,993)	(291,647)
	Decrease in operating lease right-of-use assets	2,640	1,752
	Decrease in operating lease liabilities	(2,503)	(1,790)
	Decrease in other assets	20,429	4,616
	Decrease in other liabilities	(5,469)	(7,603)
	Net cash provided by operating activities	59,412	38,848
	Cash flows from investing activities:
Purchases of:	Available for sale debt securities: Mortgage-backed	(74,869)	—
	Available for sale debt securities: Other	(736)	(1,050)
Maturities, calls, and principal payments of:	Available for sale debt securities: Mortgage-backed	57,503	53,553
	Available for sale debt securities: Other	3,750	500
	Net redemptions (purchases) of Federal Home Loan Bank stock	13,486	(5,546)
	Net decrease in loans	771	134,633
	Net proceeds from sale of portfolio loans	283,182	—
	Purchases of loans	(742)	(743)
	Proceeds from the sale of property acquired through foreclosure or repossession	—	680
	Purchases of premises and equipment	(833)	(3,519)
	Net proceeds from the sale of bank-owned properties	11,780	1,669
	Purchases of bank-owned life insurance	(5,000)	—
	Purchase of intangible asset in asset acquisition	(2,180)	—
	Equity investments in real estate limited partnerships	(74)	(2,841)
	Purchases of other equity investments	(375)	(250)
	Net cash provided by investing activities	285,663	177,086
	Cash flows from financing activities:
	Net increase (decrease) in deposits	107,036	(176,270)
	Proceeds from Federal Home Loan Bank advances	1,487,000	1,970,000
	Repayments of Federal Home Loan Bank advances	(1,821,000)	(1,860,000)
	Treasury stock purchased	(6,732)	—
	Net proceeds from stock option exercises and issuance of other equity awards, net of awards surrendered	(335)	(267)
	Cash dividends paid	(32,602)	(28,838)
	Net cash used in by financing activities	(266,633)	(95,375)
	Net increase in cash and cash equivalents	78,442	120,559
	Cash and cash equivalents at beginning of period	113,889	90,184
	Cash and cash equivalents at end of period	$192,331	$210,743
	Noncash Investing and Financing Activities:
	Loans charged-off	$14,648	$182
	Commitment for equity investments in real estate limited partnerships	—	178
	Supplemental Disclosures:
	Interest payments	$134,735	$168,036
	Income tax payments	28	6,976
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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Financial Instruments - Credit Losses - Topic 326
Accounting Standards Update No. 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”) was issued in July 2025 to introduce a practical expedient intended to simplify the estimation of expected credit losses on current accounts receivable and contract assets arising from revenue transactions under ASC 606. The practical expedient permits entities to assume that current conditions as of the reporting date remain unchanged for the remaining life of the asset. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years, with early adoption permitted. The provisions under ASU 2025-05 should be applied on a prospective basis. ASU 2025-05 is not expected to have a material impact on the Corporation’s financial statements.

Intangibles - Goodwill and Other - Internal-Use Software - Subtopic 350
Accounting Standards Update No. 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” (“ASU 2025-06”) was issued in September 2025 to modernize the accounting framework for internal-use software development costs to better reflect contemporary development practices. ASU 2025-06 eliminates the previous stage-based model (i.e. preliminary, application development, and post-implementation stages) and introduces a principles-based capitalization model. Under this ASU, software development costs are capitalized when management has authorized and committed to funding the project, and it is probable that the project will be completed and the software will perform its intended function.. The ASU also consolidates guidance for website development costs into ASC 350-40 and aligns disclosure requirements with those under ASC 360-10, including the nature and amount of capitalized internal-use software costs, the accounting policy and capitalization criteria, any significant judgments and estimates applied, amortization methods and useful lives, and qualitative and quantitative information about major software projects. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, including interim periods within those annual periods, with early adoption permitted. The provisions under ASU 2025-06 can be applied on either a prospective, modified retrospective, or full retrospective basis. The Corporation is currently evaluating the impact of ASU 2025-06 on its financial statements.

Note 3 - Securities
Available for Sale Debt Securities
The following tables present the amortized cost, gross unrealized holding gains, gross unrealized holding losses, ACL on securities, and fair value of securities by major security type and class of security:

(Dollars in thousands)
September 30, 2025	Amortized Cost	Unrealized Gains	Unrealized Losses	ACL	Fair Value
Available for Sale Debt Securities:
Obligations of U.S. government agencies and U.S. government-sponsored enterprises	$41,988	$88	($1,972)	$—	$40,104
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	1,001,129	3,848	(102,054)	—	902,923
Obligations of states and political subdivisions	650	4	—	—	654
Individual name issuer trust preferred debt securities	6,184	—	(94)	—	6,090
Corporate bonds	13,206	—	(511)	—	12,695
Total available for sale debt securities	$1,063,157	$3,940	($104,631)	$—	$962,466

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)
December 31, 2024	Amortized Cost	Unrealized Gains	Unrealized Losses	ACL	Fair Value
Available for Sale Debt Securities:
Obligations of U.S. government agencies and U.S. government-sponsored enterprises	$41,751	$—	($3,139)	$—	$38,612
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	984,546	52	(129,451)	—	855,147
Obligations of states and political subdivisions	650	5	—	—	655
Individual name issuer trust preferred debt securities	9,414	—	(193)	—	9,221
Corporate bonds	13,196	—	(526)	—	12,670
Total available for sale debt securities	$1,049,557	$57	($133,309)	$—	$916,305

Available for sale debt securities balances exclude accrued interest receivable of $3.3 million and $3.2 million, respectively, as of September 30, 2025 and December 31, 2024.

At September 30, 2025 and December 31, 2024, securities with a fair value of $399.0 million and $310.5 million, respectively, were pledged as collateral for FHLB borrowings, potential borrowings with the FRBB, certain public deposits, and for other purposes. See Note 11 for additional discussion on FHLB borrowings.

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

(Dollars in thousands)
September 30, 2025	Amortized Cost	Fair Value
Due in one year or less	$97,869	$88,302
Due after one year to five years	362,377	329,816
Due after five years to ten years	261,631	235,966
Due after ten years	341,280	308,382
Total debt securities	$1,063,157	$962,466

Included in the above table are debt securities with an amortized cost balance of $47.0 million and a fair value of $44.5 million at September 30, 2025 that are callable at the discretion of the issuers.  Final maturities of the callable securities range from 2 months to 19 years, with call features ranging from 1 month to 8 years.

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

The following tables summarize available for sale debt securities in an unrealized loss position, for which an ACL on securities has not been recorded, segregated by length of time that the securities have been in a continuous unrealized loss position:

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
September 30, 2025	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government agencies and U.S. government-sponsored enterprises	3	$1,029	($6)	5	$23,985	($1,966)	8	$25,014	($1,972)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	3	4,290	(5)	91	459,157	(102,049)	94	463,447	(102,054)
Individual name issuer trust preferred debt securities	—	—	—	2	6,090	(94)	2	6,090	(94)
Corporate bonds	—	—	—	4	12,695	(511)	4	12,695	(511)
Total	6	$5,319	($11)	102	$501,927	($104,620)	108	$507,246	($104,631)

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
December 31, 2024	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government agencies and U.S. government-sponsored enterprises	2	$15,289	($12)	6	$23,323	($3,127)	8	$38,612	($3,139)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	57	384,164	(3,632)	93	466,741	(125,819)	150	850,905	(129,451)
Individual name issuer trust preferred debt securities	—	—	—	3	9,221	(193)	3	9,221	(193)
Corporate bonds	—	—	—	4	12,670	(526)	4	12,670	(526)
Total	59	$399,453	($3,644)	106	$511,955	($129,665)	165	$911,408	($133,309)

There were no debt securities on nonaccrual status at September 30, 2025 and 2024 and, therefore there was no accrued interest related to debt securities reversed against interest income for the three and nine months ended September 30, 2025 and 2024.

As of September 30, 2025, the Corporation does not intend to sell the debt securities in an unrealized loss position and has determined that it is more-likely-than-not that the Corporation will not be required to sell each security before the recovery of its amortized cost basis. In addition, management does not believe that any of the securities are impaired due to reasons of credit quality. As further described below, management believes the unrealized losses on these debt securities are primarily attributable to changes in the investment spreads and interest rates. Therefore, no ACL was recorded at both September 30, 2025 and December 31, 2024.

Obligations of U.S. Government Agency and U.S. Government-Sponsored Enterprise Securities, including Mortgage-Backed Securities
The contractual cash flows for these securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major credit rating agencies, and have a long history of no credit losses. The issuers of these securities continue to make timely principal and interest payments, and none of these securities were past due at September 30, 2025. Additionally, the Corporation utilizes a zero credit loss estimate for these securities.

Individual Name Issuer Trust Preferred Debt Securities
These securities in an unrealized loss position at September 30, 2025 included two trust preferred securities issued by two individual companies in the banking sector. Management reviewed the collectability of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings, including ratings in effect as of the reporting period date, as well as credit rating changes between the reporting period date and the filing date of this report, and other information.  As of September 30, 2025, there was one individual name issuer trust preferred debt security with an amortized cost of $2.0 million and unrealized losses of $66 thousand that was rated below investment grade by S&P. We noted no downgrades to below investment grade between September 30,

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
2025 and the filing date of this report.  Based on the information available through the filing date of this report, all individual name issuer trust preferred debt securities continue to accrue interest and make payments as expected with no payment deferrals or defaults on the part of the issuers.

Corporate Bonds
These securities in an unrealized loss position at September 30, 2025 included four corporate bond holdings issued by three individual companies in the financial services industry. Management reviewed the collectability of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings, including ratings in effect as of the reporting period date, as well as credit rating changes between the reporting period date and the filing date of this report, and other information. As of September 30, 2025, there was one corporate bond debt security with an amortized cost of $2.0 million and unrealized losses of $7 thousand that was rated below investment grade by S&P. We noted no downgrades to below investment grade between September 30, 2025 and the filing date of this report. Based on the information available through the filing date of this report, all corporate bond debt securities continue to accrue interest and make payments as expected with no payment deferrals or defaults on the part of the issuers.

Note 4 - Loans
The following table presents the carrying value of loans, segregated by class of loans:

(Dollars in thousands)	September 30, 2025	December 31, 2024
Commercial:
Commercial real estate (1)	$2,156,750	$2,154,504
Commercial & industrial (2)	568,317	542,474
Total commercial	2,725,067	2,696,978
Residential Real Estate:
Residential real estate (3)	2,073,740	2,126,171
Consumer:
Home equity	307,371	297,119
Other (4)	16,404	17,570
Total consumer	323,775	314,689
Total loans (5)	$5,122,582	$5,137,838
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
(3)Residential real estate consists of mortgage and homeowner construction loans secured by one- to four-family residential properties. Also, includes negative basis adjustments associated with fair value hedges of $255 thousand and $1.5 million, respectively, at September 30, 2025 and December 31, 2024. See Note 8 for additional disclosure.
(4)Other consists of loans to individuals secured by general aviation aircraft and other personal installment loans.
(5)Includes net unamortized loan origination costs of $11.6 million and $10.9 million, respectively, at September 30, 2025 and December 31, 2024 and net unamortized premiums on loans purchased from and serviced by other financial institutions of $211 thousand and $242 thousand, respectively, at September 30, 2025 and December 31, 2024.

The carrying value of loans excludes accrued interest receivable of $21.0 million and $22.1 million, respectively, as of September 30, 2025 and December 31, 2024.

As of both September 30, 2025 and December 31, 2024, loans amounting to $2.8 billion were pledged as collateral to the FHLB under a blanket pledge agreement and to the FRBB for the discount window. See Note 11 for additional disclosure regarding borrowings.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Past Due Loans
Past due status is based on the contractual payment terms of the loan. The following tables present an aging analysis of past due loans, segregated by class of loans:

(Dollars in thousands)		Days Past Due
September 30, 2025	Current	30-59	60-89	90 or More	Total Past Due	Total Loans
Commercial:
Commercial real estate	$2,156,750	$—	$—	$—	$—	$2,156,750
Commercial & industrial	568,309	8	—	—	8	568,317
Total commercial	2,725,059	8	—	—	8	2,725,067
Residential Real Estate:
Residential real estate	2,067,270	2,058	1,300	3,112	6,470	2,073,740
Consumer:
Home equity	305,788	624	791	168	1,583	307,371
Other	16,353	46	5	—	51	16,404
Total consumer	322,141	670	796	168	1,634	323,775
Total loans	$5,114,470	$2,736	$2,096	$3,280	$8,112	$5,122,582

(Dollars in thousands)		Days Past Due
December 31, 2024	Current	30-59	60-89	90 or More	Total Past Due	Total Loans
Commercial:
Commercial real estate	$2,154,504	$—	$—	$—	$—	$2,154,504
Commercial & industrial	541,574	518	382	—	900	542,474
Total commercial	2,696,078	518	382	—	900	2,696,978
Residential Real Estate:
Residential real estate	2,118,430	3,476	1,892	2,373	7,741	2,126,171
Consumer:
Home equity	294,172	1,630	410	907	2,947	297,119
Other	17,176	44	350	—	394	17,570
Total consumer	311,348	1,674	760	907	3,341	314,689
Total loans	$5,125,856	$5,668	$3,034	$3,280	$11,982	$5,137,838

Included in past due loans as of September 30, 2025 and December 31, 2024, were nonaccrual loans of $5.9 million and $6.4 million, respectively. In addition, all loans 90 days or more past due at September 30, 2025 and December 31, 2024 were classified as nonaccrual.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following table is a summary of nonaccrual loans, segregated by class of loans:

(Dollars in thousands)	September 30, 2025			December 31, 2024
	Nonaccrual Loans			Nonaccrual Loans
	With an ACL	Without an ACL	Total	With an ACL	Without an ACL	Total
Commercial:
Commercial real estate	$—	$—	$—	$10,053	$—	$10,053
Commercial & industrial	—	1,010	1,010	515	—	515
Total commercial	—	1,010	1,010	10,568	—	10,568
Residential Real Estate:
Residential real estate	9,858	1,271	11,129	9,743	1,024	10,767
Consumer:
Home equity	1,877	—	1,877	1,972	—	1,972
Other	—	—	—	—	—	—
Total consumer	1,877	—	1,877	1,972	—	1,972
Total nonaccrual loans	$11,735	$2,281	$14,016	$22,283	$1,024	$23,307
Accruing loans 90 days or more past due			$—			$—

Nonaccrual loans of $8.1 million and $16.9 million, respectively, at September 30, 2025 and December 31, 2024 were current as to the payment of principal and interest.

As of September 30, 2025 and December 31, 2024, nonaccrual loans secured by one- to four-family residential properties amounting to $1.4 million and $1.0 million, respectively, were in process of foreclosure.

The following table presents interest income recognized on nonaccrual loans:

(Dollars in thousands)	Three Months		Nine Months
Periods ended September 30,	2025	2024	2025	2024
Commercial:
Commercial real estate	$—	$—	$—	$—
Commercial & industrial	—	—	29	—
Total commercial	—	—	29	—
Residential Real Estate:
Residential real estate	131	139	415	332
Consumer:
Home equity	47	36	139	106
Other	—	—	—	—
Total consumer	47	36	139	106
Total	$178	$175	$583	$438

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
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

The following tables present the carrying value at September 30, 2025 of TLMs made during the periods indicated, segregated by class of loans and type of concession granted:

(Dollars in thousands)
Three months ended September 30, 2025	Other-than-Insignificant Payment Delay	Total	% of Loan Class (1)
Commercial:
Commercial real estate	$5,412	$5,412	—%
Commercial & industrial	—	—	—
Total commercial	5,412	5,412	—
Residential Real Estate:
Residential real estate	$263	$263	—%
Total	$5,675	$5,675	—%
(1)Percentage of TLMs to the total loans outstanding within the respective loan class.

(Dollars in thousands)
Nine months ended September 30, 2025	Other-than-Insignificant Payment Delay	Total	% of Loan Class (1)
Commercial:
Commercial real estate	$5,412	$5,412	—%
Commercial & industrial	—	—	—
Total commercial	5,412	5,412	—
Residential Real Estate:
Residential real estate	$1,684	$1,684	—%
Total	$7,096	$7,096	—%
(1)Percentage of TLMs to the total loans outstanding within the respective loan class.

In addition, a CRE loan with a carrying value of $4.3 million at June 30, 2025 was previously modified as a TLM. A combination of concessions were granted including an interest rate reduction, maturity extension and other-than-insignificant payment delay. In September 2025, the Corporation decided to sell this loan and late in September, the sale closed, proceeds of $1.2 million were received, and a charge-off of $3.0 million was recognized. As such, this TLM is no longer included in disclosures presenting the carrying value of TLMs at September 30, 2025.

During the three months ended September 30, 2024, there were no loans modified as a TLM.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents the carrying value at September 30, 2024 of TLMs made during the periods indicated, segregated by class of loans and type of concession granted:

(Dollars in thousands)
Nine months ended September 30, 2024	Maturity Extension	Other-than-Insignificant Payment Delay	Total	% of Loan Class (1)
Commercial:
Commercial real estate	$—	$—	$—	—%
Commercial & industrial	616	—	616	—
Total commercial	616	—	616	—
Residential Real Estate:
Residential real estate	—	265	265	—
Total	$616	$265	$881	—%
(1)Percentage of TLMs to the total loans outstanding within the respective loan class.

The following tables describe the financial effect of TLMs made during the periods indicated, segregated by class of loans:

Three months ended September 30, 2025	Financial Effect
Other-than-Insignificant Payment Delay:
Commercial real estate	Provided payment delay for a weighted average period of 6 months
Other-than-Insignificant Payment Delay:
Residential real estate	Provided payment delay for a weighted average period of 4 months

Nine months ended September 30, 2025	Financial Effect
Other-than-Insignificant Payment Delay:
Commercial real estate	Provided payment delay for a weighted average period of 6 months
Other-than-Insignificant Payment Delay:
Residential real estate	Provided payment delay for a weighted average period of 6 months

Nine months ended September 30, 2024	Financial Effect
Maturity Extension:
Commercial & industrial	Extended maturity by a weighted average of 120 months
Other-than-Insignificant Payment Delay:
Residential real estate	Provided payment delay for a weighted average period of 6 months

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Management closely monitors the performance of TLMs to understand the effectiveness of the modifications. As of the dates indicated, the following tables present an aging analysis of TLMs that have been modified in the past 12 months:

(Dollars in thousands)		Days Past Due
September 30, 2025	Current	30-59	60-89	90 or More	Total Past Due	Total Loans
Commercial:
Commercial real estate	$5,412	$—	$—	$—	$—	$5,412
Commercial & industrial	5,000	—	—	—	—	5,000
Total commercial	10,412	—	—	—	—	10,412
Residential Real Estate:
Residential real estate	1,684	—	—	—	—	1,684
Total loans	$12,096	$—	$—	$—	$—	$12,096

(Dollars in thousands)		Days Past Due
September 30, 2024	Current	30-59	60-89	90 or More	Total Past Due	Total Loans
Commercial:
Commercial real estate	$7,519	$—	$—	$—	$—	$7,519
Commercial & industrial	881	—	—	—	—	881
Total commercial	8,400	—	—	—	—	8,400
Residential Real Estate:
Residential real estate	265	—	—	—	—	265
Total loans	$8,665	$—	$—	$—	$—	$8,665

At both September 30, 2025 and September 30, 2024, there were no TLMs made in the previous 12 months for which there was a subsequent payment default. See additional disclosure above regarding a CRE TLM loan that was sold and charged off in the third quarter of 2025.

There were no significant commitments to lend additional funds to borrowers experiencing financial difficulty whose loans were TLMs at September 30, 2025.

Individually Analyzed Loans
Individually analyzed loans include nonaccrual commercial loans, TLMs, as well as certain other loans based on the underlying risk characteristics and the discretion of management to individually analyze such loans.

As of September 30, 2025 and December 31, 2024, the carrying value of individually analyzed loans amounted to $14.1 million and $16.6 million, respectively.

The carrying value of collateral dependent individually analyzed loans was $7.7 million and $11.6 million, respectively, at September 30, 2025 and December 31, 2024. For collateral dependent loans where management has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and repayment of the loan is to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. See Note 9 for additional disclosure regarding fair value of individually analyzed collateral dependent loans.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents the carrying value of collateral dependent individually analyzed loans:

(Dollars in thousands)	September 30, 2025		December 31, 2024
	Carrying Value	Related Allowance	Carrying Value	Related Allowance
Commercial:
Commercial real estate (1)	$5,412	$—	$10,053	$1,252
Commercial & industrial (2)	1,010	—	515	259
Total commercial	6,422	—	10,568	1,511
Residential Real Estate:
Residential real estate (3)	1,271	—	1,023	—
Total	$7,693	$—	$11,591	$1,511
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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table includes information on credit quality indicators and gross charge-offs for the Corporation’s loan portfolio, segregated by class of loans as of September 30, 2025:

(Dollars in thousands)	Term Loans Amortized Cost by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term Loans	Total
Commercial:
CRE:
Pass	$260,373	$103,241	$393,262	$518,567	$314,923	$487,093	$9,988	$954	$2,088,401
Special mention	6,579	—	—	27,652	—	2,176	—	—	36,407
Classified	—	25,755	—	—	—	6,187	—	—	31,942
Total CRE	266,952	128,996	393,262	546,219	314,923	495,456	9,988	954	2,156,750
Gross charge-offs	—	—	—	—	—	5,715	—	—	5,715

C&I:
Pass	31,185	46,840	77,941	139,340	20,555	170,197	62,066	333	548,457
Special mention	2,265	794	—	3,480	1,151	5,249	5,775	—	18,714
Classified	—	—	940	—	135	—	71	—	1,146
Total C&I	33,450	47,634	78,881	142,820	21,841	175,446	67,912	333	568,317
Gross charge-offs	37	—	8,345	—	—	299	—	—	8,681

Residential Real Estate:
Residential real estate:
Current (1)	119,884	56,418	352,273	705,429	354,719	478,802	—	—	2,067,525
Past due	—	—	—	1,267	—	5,203	—	—	6,470
Total residential real estate	119,884	56,418	352,273	706,696	354,719	484,005	—	—	2,073,995
Gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer:
Home equity:
Current	13,879	11,019	15,609	10,388	5,631	6,246	228,034	14,982	305,788
Past due	—	—	27	49	—	241	310	956	1,583
Total home equity	13,879	11,019	15,636	10,437	5,631	6,487	228,344	15,938	307,371
Gross charge-offs	—	—	—	—	—	—	—	—	—

Other:
Current	2,434	3,056	3,493	1,859	2,034	3,245	232	—	16,353
Past due	48	—	—	—	—	3	—	—	51
Total other	2,482	3,056	3,493	1,859	2,034	3,248	232	—	16,404
Gross charge-offs	251	—	1	—	—	—	—	—	252

Total loans, amortized cost	$436,647	$247,123	$843,545	$1,408,031	$699,148	$1,164,642	$306,476	$17,225	$5,122,837
Total gross charge-offs	$288	$—	$8,346	$—	$—	$6,014	$—	$—	$14,648
(1)Excludes a $255 thousand negative basis adjustment associated with fair value hedges. See Note 8 for additional disclosure.

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
(1)Excludes a $1.5 million negative basis adjustment associated with fair value hedges. See Note 8 for additional disclosure.

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

The following table presents the activity in the ACL on loans for the three months ended September 30, 2025:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$19,604	$13,158	$32,762	$6,919	$1,107	$271	$1,378	$41,059
Charge-offs	(2,991)	(8,357)	(11,348)	—	—	(111)	(111)	(11,459)
Recoveries	—	2	2	—	15	9	24	26
Provision	2,230	4,911	7,141	(296)	14	91	105	6,950
Ending Balance	$18,843	$9,714	$28,557	$6,623	$1,136	$260	$1,396	$36,576

The following table presents the activity in the ACL on loans for the nine months ended September 30, 2025:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$26,485	$7,277	$33,762	$6,832	$1,031	$335	$1,366	$41,960
Charge-offs	(5,715)	(8,681)	(14,396)	—	—	(252)	(252)	(14,648)
Recoveries	200	16	216	—	17	31	48	264
Provision	(2,127)	11,102	8,975	(209)	88	146	234	9,000
Ending Balance	$18,843	$9,714	$28,557	$6,623	$1,136	$260	$1,396	$36,576

The following table presents the activity in the ACL on loans for the three months ended September 30, 2024:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$25,766	$7,097	$32,863	$8,102	$1,080	$333	$1,413	$42,378
Charge-offs	—	(4)	(4)	—	—	(55)	(55)	(59)
Recoveries	—	2	2	—	1	8	9	11
Provision	(8)	308	300	(39)	5	34	39	300
Ending Balance	$25,758	$7,403	$33,161	$8,063	$1,086	$320	$1,406	$42,630

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents the activity in the ACL on loans for the nine months ended September 30, 2024:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$24,144	$8,088	$32,232	$7,403	$1,048	$374	$1,422	$41,057
Charge-offs	—	(24)	(24)	—	—	(158)	(158)	(182)
Recoveries	—	19	19	—	8	28	36	55
Provision	1,614	(680)	934	660	30	76	106	1,700
Ending Balance	$25,758	$7,403	$33,161	$8,063	$1,086	$320	$1,406	$42,630

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

In the first quarter of 2025, sales-leaseback transactions were completed for five branch locations and a pre-tax net gain on the sale of the bank-owned properties totaling $7.0 million was recognized in noninterest income. In addition, operating lease ROU assets of $10.0 million and operating lease liabilities of $10.0 million were recorded. These leases expire in 17 years and include options to renew for two additional 15-year terms.

As of both September 30, 2025 and December 31, 2024, there were no operating leases that had not yet commenced.

The following table presents information regarding the Corporation’s operating leases:

	Sep 30, 2025	Dec 31, 2024
Operating lease ROU assets	$35,968	$26,943
Operating lease liabilities	$38,741	$29,578
Weighted average discount rate	5.37%	3.80%
Range of lease expiration dates	1 month - 22 years	4 months - 23 years
Range of lease renewal options	3 years - 15 years	1 year - 5 years
Weighted average remaining lease term	13.1 years	12.6 years

The following table presents the undiscounted annual lease payments under the terms of the Corporation’s operating leases at September 30, 2025, including a reconciliation to the present value of operating lease liabilities recognized in the Consolidated Balance Sheets:

(Dollars in thousands)
October 1, 2025 to December 31, 2025	$1,272
2026	4,787
2027	4,297
2028	4,015
2029	3,909
2030 and thereafter	36,302
Total operating lease payments	54,582
Less: interest	15,841
Present value of operating lease liabilities (1)	$38,741
(1)Includes short-term operating lease liabilities of $3.1 million.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents the components of total lease expense and operating cash flows:

(Dollars in thousands)	Three Months		Nine Months
Periods ended September 30,	2025	2024	2025	2024
Lease Expense:
Operating lease expense	$1,333	$1,115	$3,960	$3,362
Variable lease expense	54	44	150	125
Total lease expense (1)	$1,387	$1,159	$4,110	$3,487
Cash Paid:
Cash paid reducing operating lease liabilities	$1,282	$1,116	$3,823	$3,401
(1)Included in net occupancy expenses in the Consolidated Statements of Income.

Note 7 - Intangible Assets
On July 31, 2025, the Bank's registered investment adviser subsidiary completed the purchase of wealth management client advisory contracts from Lighthouse in an asset acquisition. Asset acquisitions of a single identifiable intangible asset are accounted for under a cost accumulation model. An intangible asset totaling $2.2 million was recognized on the acquisition date based on the value of cash consideration paid to acquire the asset, as well as the direct costs that were associated with the asset acquisition, such as those paid to third party legal counsel, brokers and consultants. The intangible asset is amortized over its estimated life using a method that approximates the amount of economic benefit that will be realized by the Corporation. The Corporation did not recognize a liability for the contingent consideration payments as the amounts to be paid are uncertain until a future measurement date. The contingent consideration payments will be capitalized as part of the intangible asset acquired when the payments are probable and reasonably estimable (i.e. when they are paid). Once capitalized, the contingent consideration will be amortized over the remaining life of the intangible asset.

The following table presents information regarding the Corporation’s intangible assets:

(Dollars in thousands)
	Sep 30, 2025	Dec 31, 2024
Gross carrying amount	$22,983	$20,803
Accumulated amortization	18,525	17,918
Net amount	$4,458	$2,885

Weighted average remaining life (in years)	9.7	5.2

The gross carrying amount of intangible assets includes wealth management client advisory contracts resulting from the 2005 acquisition of Weston and the 2015 acquisition of Halsey, which were accounted for as business combinations. In addition, the balance at September 30, 2025 includes wealth management client advisory contracts resulting from the Lighthouse asset acquisition.

In the third quarter of 2025, the Weston wealth management client advisory contracts were fully amortized. Both the Halsey and Lighthouse wealth management client advisory contracts are being amortized on a straight-line basis over a 15-year life.

The following table presents a summary of intangible assets amortization expense:

(Dollars in thousands)	Three Months		Nine Months
Periods ended September 30,	2025	2024	2025	2024
Amortization expense	$200	$206	$607	$622

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents estimated remaining amortization expense for intangible assets at September 30, 2025:

(Dollars in thousands)
October 1, 2025 to December 31, 2025	$155
2026	622
2027	622
2028	622
2029	622
2030	423
2031 and thereafter	1,392

Note 8 - Derivative Financial Instruments
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

Cash Flow Hedging Instruments
As of September 30, 2025 and December 31, 2024, the Corporation had interest rate swap contracts and interest rate collars that were designated as cash flow hedges. These interest rate swaps and collars were executed to hedge the interest rate risk associated with short-term borrowings. See Note 11 for additional disclosure on borrowings. In addition, as of September 30, 2025, the Corporation had interest rate floor contracts that were also designated as cash flow hedges. These interest rate floors were executed in the third quarter of 2025 to hedge the interest rate risk associated with a pool of variable rate commercial loans.

The changes in fair value of these derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) and subsequently reclassified to earnings when gains or losses are realized (i.e., in the same period during which the hedged transactions affect earnings.)

The Corporation previously had an interest rate swap contract that was designated as a cash flow hedge to hedge the interest rate risk associated with a pool of variable rate commercial loans. On March 31, 2023, the Corporation terminated this interest rate swap contract and the derivative liability was derecognized. The loss on this interest rate swap included in the AOCL component of shareholders’ equity was updated to its termination date fair value of $26.5 million, or $20.1 million after tax. This loss is being amortized into earnings as a reduction of interest income on a straight-line basis over the remaining life of the original interest rate swap term, or through May 1, 2026. At September 30, 2025, the remaining unamortized balance of the loss included in the AOCL component of shareholders’ equity was $5.0 million, or $3.7 million after tax.

Fair Value Hedging Instruments
As of September 30, 2025 and December 31, 2024, the Corporation had interest rate swap contracts that were designated as

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
fair value hedges. The fair value hedges were executed to hedge the interest rate risk associated with a closed-pool of fixed-rate residential real estate loans (the “hedged item”). The hedged item is measured at fair value through a basis adjustment recognized on the balance sheet. The changes in fair value of derivatives designated as fair value hedges, as well as the offsetting changes in fair value of the hedged item are recognized in earnings.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents the notional amounts and fair values of derivative instruments in the Unaudited Consolidated Balance Sheets:

(Dollars in thousands)	September 30, 2025			December 31, 2024
		Fair Value			Fair Value
	Notional Amounts	Derivative Assets	Derivative Liabilities	Notional Amounts	Derivative Assets	Derivative Liabilities
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate swaps (1)	$120,000	$211	$999	$120,000	$1,529	$229
Interest rate collars	100,000	—	26	50,000	—	30
Interest rate floors	200,000	189	—	—	—	—
Derivatives Designated as Fair Value Hedging Instruments:
Interest rate risk management contracts:
Interest rate swaps	100,000	254	—	100,000	1,477	—
Derivatives not Designated as Hedging Instruments:
Loan related derivative contracts:
Interest rate contracts with customers	869,141	6,722	29,572	886,912	2,468	51,372
Mirror contracts with counterparties	869,141	29,459	6,792	886,912	51,176	2,529
Risk participation agreements	305,593	33	—	343,935	29	—
Mortgage loan commitments:
Interest rate lock commitments	54,594	1,007	3	20,238	248	—
Forward sale commitments	102,458	130	675	52,100	163	291
Gross amounts		38,005	38,067		57,090	54,451
Less: amounts offset (2)		7,192	7,192		2,788	2,788
Derivative balances, net of offset		30,813	30,875		54,302	51,663
Less: collateral pledged (3)		—	—		—	—
Net amounts		$30,813	$30,875		$54,302	$51,663
(1)The fair value of derivative assets includes accrued interest receivable of $78 thousand and $120 thousand, respectively, at September 30, 2025 and December 31, 2024. There was no accrued interest payable included in the fair value of derivative liabilities at September 30, 2025 or at December 31, 2024.
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

The following table presents the balance sheet location, carrying value, and cumulative basis adjustment of the hedged item associated with fair value hedges:

(Dollars in thousands)
	September 30, 2025		December 31, 2024
Balance Sheet Location	Carrying Value of Hedged Item (1)	Cumulative Basis Adjustment	Carrying Value of Hedged Item (1)	Cumulative Basis Adjustment
Residential real estate loans	$99,745	($255)	$98,519	($1,481)
(1)Represents the carrying value of the hedged item associated with fair value hedges on a closed-pool of fixed-rate residential real estate loans that are expected to be outstanding for the designated hedged periods. The amortized cost balance of the closed-pool of residential real estate loans used in the fair value hedges was $621.2 million and $733.2 million, respectively, at September 30, 2025 and December 31, 2024.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents the effect of derivative instruments in the Unaudited Consolidated Statements of Changes in Shareholders’ Equity:

(Dollars in thousands)	Amounts Recognized in Other Comprehensive Income (Loss), Net of Tax
	Three Months		Nine Months
Periods ended September 30,	2025	2024	2025	2024
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate swaps	$1,576	($992)	$3,269	$4,059
Interest rate collars	27	(116)	3	(147)
Interest rate floors	(81)	—	(81)	—
Total	$1,522	($1,108)	$3,191	$3,912

The following table presents the effect of derivative instruments in the Unaudited Consolidated Statements of Income:

(Dollars in thousands)		Amount of Gain (Loss) Recognized in the Unaudited Consolidated Statements of Income
		Three Months		Nine Months
Periods ended September 30,	Statement of Income Location	2025	2024	2025	2024
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate swaps	Interest income: Interest and fees on loans	($2,163)	($2,164)	($6,418)	($6,441)
Interest rate swaps	Interest expense: FHLB advances	195	487	581	1,475
Interest rate floors	Interest income: Interest and fees on loans	(11)	—	(11)	—
Derivatives Designated as Fair Value Hedging Instruments:
Interest rate risk management contracts:
Interest rate swaps	Interest income: Interest and fees on loans	75	19	(1,223)	19
Hedged item	Interest income: Interest and fees on loans	(76)	(19)	1,226	(19)
Derivatives not Designated as Hedging Instruments:
Loan related derivative contracts:
Interest rate contracts with customers	Loan related derivative income	($25)	$22,742	$14,129	($2,615)
Mirror interest rate contracts with counterparties	Loan related derivative income	300	(22,733)	(13,118)	2,981
Risk participation agreements	Loan related derivative income	(4)	117	37	93
Mortgage loan commitments:
Interest rate lock commitments	Mortgage banking revenues	240	(20)	755	180
Forward sale commitments	Mortgage banking revenues	(26)	(432)	(752)	(189)
Total		($1,495)	($2,003)	($4,794)	($4,516)
For derivatives designated as cash flow hedging instruments in the table above, the amounts represent the pre-tax reclassifications from AOCL into earnings.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Note 9 - Fair Value Measurements
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

The following table presents a summary of mortgage loans held for sale accounted for under the fair value option:

(Dollars in thousands)	September 30, 2025	December 31, 2024
Aggregate fair value	$31,318	$21,708
Aggregate principal balance	30,689	21,420
Difference between fair value and principal balance	$629	$288

Changes in fair value of mortgage loans held for sale accounted for under the fair value option election are included in mortgage banking revenues in the Unaudited Consolidated Statements of Income. Changes in fair value amounted to a decrease in mortgage banking revenues of $175 thousand and an increase of $342 thousand, respectively, for the three and nine months ended September 30, 2025. This compared to decreases in mortgage banking revenues of $31 thousand and $122 thousand, respectively, for the three and nine months ended September 30, 2024.
There were no mortgage loans held for sale 90 days or more past due as of September 30, 2025 and December 31, 2024.

Valuation Techniques for Items Recorded at Fair Value on a Recurring Basis
Available for Sale Debt Securities
Available for sale debt securities are recorded at fair value on a recurring basis. When available, the Corporation uses quoted market prices to determine the fair value of debt securities; such items are classified as Level 1. There were no Level 1 debt securities held at September 30, 2025 and December 31, 2024.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Debt securities not actively traded whose fair value is determined through the use of cash flows utilizing inputs that are unobservable are classified as Level 3. There were no Level 3 debt securities held at September 30, 2025 and December 31, 2024.

Mortgage Loans Held for Sale, at Fair Value
The Corporation has elected the fair value option for mortgage loans that are originated and intended for sale to the secondary market. The fair value is estimated based on current market prices for similar loans in the secondary market and therefore are classified as Level 2 assets.

Derivatives
Interest rate derivative contracts are traded in over-the-counter markets where quoted market prices are not readily available.  Fair value measurements are determined using independent valuation software, which utilizes the present value of future cash flows discounted using market observable inputs such as forward rate assumptions. The Corporation evaluates the credit risk of its counterparties, as well as that of the Corporation.  Accordingly, factors such as the likelihood of default by the Corporation and its counterparties, its net exposures, and remaining contractual life are considered in determining if any fair value adjustments related to credit risk are required.  Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of collateral securing the position, if any. The Corporation has determined that the majority of the inputs used to value its derivative positions fall within Level 2 of the fair value hierarchy. However, the credit valuation adjustments utilize Level 3 inputs. As of September 30, 2025 and December 31, 2024, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Corporation has classified its derivative valuations in their entirety as Level 2.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Items Recorded at Fair Value on a Recurring Basis
The following tables present the balances of assets and liabilities reported at fair value on a recurring basis:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2025
Assets:
Available for sale debt securities:
Obligations of U.S. government agencies and U.S government sponsored enterprises	$40,104	$—	$40,104	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	902,923	—	902,923	—
Obligations of states and political subdivisions	654	—	654	—
Individual name issuer trust preferred debt securities	6,090	—	6,090	—
Corporate bonds	12,695	—	12,695	—
Mortgage loans held for sale	31,318	—	31,318	—
Derivative assets	30,813	—	30,813	—
Total assets at fair value on a recurring basis	$1,024,597	$—	$1,024,597	$—
Liabilities:
Derivative liabilities	$30,875	$—	$30,875	$—
Total liabilities at fair value on a recurring basis	$30,875	$—	$30,875	$—

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2024
Assets:
Available for sale debt securities:
Obligations of U.S. government agencies and U.S government sponsored enterprises	$38,612	$—	$38,612	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	855,147	—	855,147	—
Obligations of states and political subdivisions	655	—	655	—
Individual name issuer trust preferred debt securities	9,221	—	9,221	—
Corporate bonds	12,670	—	12,670	—
Mortgage loans held for sale	21,708	—	21,708	—
Derivative assets	54,302	—	54,302	—
Total assets at fair value on a recurring basis	$992,315	$—	$992,315	$—
Liabilities:
Derivative liabilities	$51,663	$—	$51,663	$—
Total liabilities at fair value on a recurring basis	$51,663	$—	$51,663	$—

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
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

Items Recorded at Fair Value on a Nonrecurring Basis
The following table presents the carrying value of assets held at September 30, 2025, which were written down to fair value during the nine months ended September 30, 2025:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Collateral dependent individually analyzed loans	$1,010	$—	$—	$1,010
Total assets at fair value on a nonrecurring basis	$1,010	$—	$—	$1,010

The above table includes the carrying value of a collateral dependent C&I relationship that was written down to fair value. In the second quarter of 2025, the borrower declared bankruptcy due to cash flow problems. As of June 30, 2025, this C&I relationship had a carrying value of $9.3 million and a specific reserve of $2.3 million. Based on ensuing developments in the bankruptcy proceedings during the third quarter of 2025, which resulted in updated recovery estimates, the Corporation revised its estimate of expected credit losses on this relationship and recognized a charge-off of $8.3 million in the third quarter of 2025. The remaining carrying value of $1.0 million was collected in October 2025. In addition, see Note 4 for disclosure regarding a CRE loan with a carrying value of $4.3 million at June 30, 2025 that was written down to fair value in the third quarter of 2025 because the Corporation changed its exit strategy and decided to sell this loan.

The following table presents the carrying value of assets held at December 31, 2024, which were written down to fair value during the year ended December 31, 2024.

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral dependent individually analyzed loans	$9,057	$—	$—	$9,057
Mortgage loans held for sale, at lower of cost or market	281,706	—	281,706	—
Total assets at fair value on a nonrecurring basis	$290,763	$—	$281,706	$9,057

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following tables present valuation techniques and unobservable inputs for assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
September 30, 2025
Collateral dependent individually analyzed loans	$1,010	Appraisals of collateral	Discount for costs to sell	0%
			Appraisal adjustments	0%

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Inputs Utilized (Weighted Average)
December 31, 2024
Collateral dependent individually analyzed loans	$9,057	Appraisals of collateral	Discount for costs to sell	14% - 49% (16%)
			Appraisal adjustments	0% - 10% (7%)

Items for which Fair Value is Only Disclosed
The estimated fair values and related carrying amounts for financial instruments for which fair value is only disclosed are presented in the tables below:

(Dollars in thousands)
September 30, 2025	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$192,331	$192,331	$192,331	$—	$—
Loans, net of allowance for credit losses on loans (1)	5,086,006	4,957,966	—	—	4,957,966
FHLB stock	36,331	36,331	—	36,331	—
Investment in BOLI	114,240	114,240	—	114,240	—

Financial Liabilities:
Non-maturity deposits	$3,988,838	$3,988,838	$—	$3,988,838	$—
Time deposits	1,233,998	1,231,117	—	1,231,117	—
FHLB advances	791,000	794,316	—	794,316	—
Junior subordinated debentures	22,681	19,916	—	19,916	—
(1)The estimated fair value excludes a $255 thousand negative basis adjustment associated with fair value hedges. See Note 8 for additional disclosure.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)
December 31, 2024	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$113,889	$113,889	$113,889	$—	$—
Loans, net of allowance for credit losses on loans (1)	5,095,878	4,952,110	—	—	4,952,110
FHLB stock	49,817	49,817	—	49,817	—
Investment in BOLI	106,777	106,777	—	106,777	—

Financial Liabilities:
Non-maturity deposits	$3,626,152	$3,626,152	$—	$3,626,152	$—
Time deposits	1,489,648	1,479,267	—	1,479,267	—
FHLB advances	1,125,000	1,125,819	—	1,125,819	—
Junior subordinated debentures	22,681	19,602	—	19,602	—
(1)The estimated fair value excludes a $1.5 million negative basis adjustment associated with fair value hedges. See Note 8 for additional disclosure.

Note 10 - Deposits
The following table presents a summary of deposits:

(Dollars in thousands)	September 30, 2025	December 31, 2024
Noninterest-bearing:
Noninterest-bearing demand deposits	$671,309	$661,776
Interest-bearing:
Interest-bearing demand deposits	703,848	592,904
NOW accounts	684,689	692,812
Money market accounts	1,195,463	1,154,745
Savings accounts	733,529	523,915
Time deposits (1)	1,233,998	1,489,648
Total interest-bearing deposits	4,551,527	4,454,024
Total deposits	$5,222,836	$5,115,800
(1)Includes wholesale brokered time deposit balances of $0 and $297.5 million, respectively, as of September 30, 2025 and December 31, 2024.

The following table presents scheduled maturities of time certificates of deposit:

(Dollars in thousands)	Scheduled Maturity	Weighted Average Rate
October 1, 2025 to December 31, 2025	$437,609	3.73%
2026	693,541	3.71
2027	62,618	2.82
2028	29,790	3.69
2029	5,731	2.77
2030 and thereafter	4,709	2.17
Balance at September 30, 2025	$1,233,998	3.66%

Time certificates of deposit in denominations of $250 thousand or more totaled $362.4 million and $353.9 million,

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
respectively, at September 30, 2025 and December 31, 2024.

Note 11 - Borrowings
Advances payable to the FHLB amounted to $791.0 million and $1.1 billion, respectively, at September 30, 2025 and December 31, 2024. See Note 8 for additional disclosure on derivatives designated as cash flow hedges to hedge the interest rate risk associated with short-term FHLB advances.

The Bank pledges certain qualified investment securities and loans as collateral to the FHLB. As of September 30, 2025 and December 31, 2024, the Bank had available borrowing capacity of $1.1 billion and $753.0 million, respectively, with the FHLB.

In addition, the Bank had access to a $40.0 million unused line of credit with the FHLB at both September 30, 2025 and December 31, 2024. Furthermore, the Bank had standby letters of credit with the FHLB of $66.0 million at both September 30, 2025 and December 31, 2024 to collateralize institutional deposits.

The following table presents maturities and weighted average interest rates on FHLB advances outstanding as of September 30, 2025:

(Dollars in thousands)	Scheduled Maturity	Weighted Average Rate
October 1, 2025 to December 31, 2025	$385,000	4.52%
2026	185,000	4.53
2027	45,000	4.24
2028	90,000	4.33
2029	80,000	3.82
2030 and thereafter	6,000	3.33
Balance at September 30, 2025	$791,000	4.40%

Note 12 - Shareholders' Equity
Stock Repurchase Program
During the second quarter of 2025, the Board of Directors of the Corporation adopted the 2025 Repurchase Program, which authorizes the repurchase of up to 850,000 shares, or approximately 4%, of the Corporation’s outstanding common stock. This authority may be exercised from time to time and in such amounts as market conditions warrant, and subject to regulatory considerations. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. Repurchases under the 2025 Repurchase Program are conducted pursuant to a trading plan adopted by the Corporation that is designed to qualify under Rule 10b5-1 under the Exchange Act. The 2025 Repurchase Program commenced on May 15, 2025 and expires on May 15, 2026 and may be modified, suspended, or discontinued at any time. Through September 30, 2025, the Corporation has repurchased a total of 246,803 shares, at an average price of $27.28 and a total cost of $6.7 million, under its 2025 Repurchase Program.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Regulatory Capital Requirements
Capital levels at September 30, 2025 exceeded the regulatory minimum levels to be considered “well capitalized.”

The following table presents the Corporation’s and the Bank’s actual capital amounts and ratios, as well as the corresponding minimum and well capitalized regulatory amounts and ratios that were in effect during the respective periods:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2025
Total Capital (to Risk-Weighted Assets):
Corporation	$609,676	12.90%	$377,950	8.00%	N/A	N/A
Bank	601,124	12.73	377,745	8.00	$472,181	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	572,060	12.11	283,462	6.00	N/A	N/A
Bank	563,508	11.93	283,309	6.00	377,745	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
Corporation	550,063	11.64	212,597	4.50	N/A	N/A
Bank	563,508	11.93	212,481	4.50	306,918	6.50
Tier 1 Capital (to Average Assets): (1)
Corporation	572,060	8.43	271,385	4.00	N/A	N/A
Bank	563,508	8.31	271,258	4.00	339,072	5.00

December 31, 2024
Total Capital (to Risk-Weighted Assets):
Corporation	617,762	12.47	396,309	8.00	N/A	N/A
Bank	612,603	12.37	396,150	8.00	495,187	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	576,731	11.64	297,232	6.00	N/A	N/A
Bank	571,572	11.54	297,112	6.00	396,150	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
Corporation	554,734	11.20	222,924	4.50	N/A	N/A
Bank	571,572	11.54	222,834	4.50	321,872	6.50
Tier 1 Capital (to Average Assets): (1)
Corporation	576,731	8.13	283,730	4.00	N/A	N/A
Bank	571,572	8.06	283,628	4.00	354,536	5.00
(1)    Leverage ratio.

In addition to the minimum regulatory capital required for capital adequacy outlined in the table above, the Corporation and the Bank are required to maintain a minimum capital conservation buffer, in the form of common equity, of 2.50%, resulting in a requirement for the Corporation and the Bank to effectively maintain total capital, Tier 1 capital, and common equity Tier 1 capital ratios of 10.50%, 8.50%, and 7.00%, respectively. The Corporation and the Bank must maintain the capital conservation buffer to avoid restrictions on the ability to pay dividends and discretionary bonuses. The Corporation’s and the Bank’s capital levels exceeded the minimum regulatory capital requirements plus the capital conservation buffer at September 30, 2025 and December 31, 2024.

The Bancorp owns the common stock of two capital trusts, which have issued trust preferred securities. In accordance with GAAP, the capital trusts are treated as unconsolidated subsidiaries. At both September 30, 2025 and December 31, 2024, $22.0 million in trust preferred securities were included in the Tier 1 capital of the Corporation for regulatory capital reporting purposes pursuant to the capital adequacy guidelines of the Federal Reserve.

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

Note 13 - Revenue from Contracts with Customers
The following tables summarize total revenues as presented in the Unaudited Consolidated Statements of Income and the related amounts that are from contracts with customers within the scope of ASC 606. As shown below, a substantial portion of our revenues are specifically excluded from the scope of ASC 606.

For the three months ended September 30,	2025		2024
(Dollars in thousands)	Revenue (1)	ASC 606 Revenue (2)	Revenue (1)	ASC 606 Revenue (2)
Net interest income	$38,833	$—	$32,262	$—
Noninterest income:
Wealth management revenues	10,373	10,373	9,989	9,989
Mortgage banking revenues	3,501	—	2,866	—
Card interchange fees	1,163	1,163	1,321	1,321
Service charges on deposit accounts	841	841	784	784
Loan related derivative income	271	—	126	—
Income from bank-owned life insurance	868	—	770	—
Other income	619	308	416	313
Total noninterest income	17,636	12,685	16,272	12,407
Total revenues	$56,469	$12,685	$48,534	$12,407
(1)As reported in the Unaudited Consolidated Statements of Income.
(2)Revenue from contracts with customers in scope of ASC 606.

For the nine months ended September 30,	2025		2024
(Dollars in thousands)	Revenue (1)	ASC 606 Revenue (2)	Revenue (1)	ASC 606 Revenue (2)
Net interest income	$112,440	$—	$95,512	$—
Noninterest income:
Wealth management revenues	30,384	30,384	29,005	29,005
Mortgage banking revenues	8,839	—	8,133	—
Card interchange fees	3,919	3,919	3,741	3,741
Service charges on deposit accounts	2,393	2,393	2,238	2,238
Loan related derivative income	1,048	—	459	—
Income from bank-owned life insurance	2,463	—	2,262	—
Gain on sale of bank-owned properties, net (3)	6,994	6,994	988	—
Other income	1,317	859	3,269	869
Total noninterest income	57,357	44,549	50,095	35,853
Total revenues	$169,797	$44,549	$145,607	$35,853
(1)As reported in the Unaudited Consolidated Statements of Income.
(2)Revenue from contracts with customers in scope of ASC 606.
(3)For the nine months ended September 30, 2025, included herein in accordance with sales-leaseback transaction provisions of ASC 842 and ASC 606.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents revenue from contracts with customers based on the timing of revenue recognition:

(Dollars in thousands)	Three Months		Nine Months
Periods ended September 30,	2025	2024	2025	2024
Revenue recognized at a point in time:
Card interchange fees	$1,163	$1,321	$3,919	$3,741
Service charges on deposit accounts	559	502	1,562	1,417
Gain on sale of bank-owned properties, net	—	—	6,994	—
Other income	258	253	687	691
Revenue recognized over time:
Wealth management revenues	10,373	9,989	30,384	29,005
Service charges on deposit accounts	282	282	831	821
Other income	50	60	172	178
Total revenues from contracts with customers in scope of ASC 606	$12,685	$12,407	$44,549	$35,853

Receivables for revenue from contracts with customers primarily consist of amounts due for wealth management services performed for which the Corporation’s performance obligations have been fully satisfied. Receivables amounted to $6.3 million and $6.0 million, respectively, at September 30, 2025 and December 31, 2024 and were included in other assets in the Unaudited Consolidated Balance Sheets.

Deferred revenues, which are considered contract liabilities under ASC 606, represent advance consideration received from customers for which the Corporation has a remaining performance obligation to fulfill. Contract liabilities are recognized as revenue over the life of the contract as the performance obligations are satisfied. The balances of contract liabilities were insignificant at both September 30, 2025 and December 31, 2024 and were included in other liabilities in the Unaudited Consolidated Balance Sheets.

For commissions and incentives that are in scope of ASC 606, such as those paid to employees in our wealth management services and banking segments in order to obtain customer contracts, contract cost assets are established. The contract cost assets are capitalized and amortized over the estimated useful life that the asset is expected to generate benefits. The carrying value of contract cost assets amounted to $2.3 million and $2.1 million, respectively at September 30, 2025 and December 31, 2024 and were included in other assets in the Unaudited Consolidated Balance Sheets. The amortization of contract cost assets is recorded within salaries and employee benefits expense in the Unaudited Consolidated Statements of Income.

Note 14 - Defined Benefit Pension Plans
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

In the fourth quarter of 2023, the Corporation’s Board of Directors approved a resolution to terminate the qualified pension plan, and participants were notified of the termination. In the first quarter of 2025, the qualified pension plan liability was settled through a combination of lump sum payments to participants and the purchase of a group annuity contract from a highly-rated insurance company. This resulted in a pre-tax non-cash pension settlement charge of $6.4 million being recognized in noninterest expenses in the first quarter of 2025. The settlement charge included the recognition of pre-tax actuarial losses accumulated in AOCL and the effects of the remeasurement of plan assets and liabilities upon settlement. In the third quarter of 2025 and as a result of the plan’s over-funded status, remaining surplus plan assets of $10.5 million were transferred directly to the Corporation’s 401(k) Plan (a qualified replacement plan) to fund future non-elective employer contributions.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss), on a pre-tax basis:

(Dollars in thousands)	Qualified Pension Plan				Non-Qualified Retirement Plans
	Three Months		Nine Months		Three Months		Nine Months
Periods ended September 30,	2025	2024	2025	2024	2025	2024	2025	2024
Net Periodic Benefit Cost:
Service cost (1)	$—	$125	$—	$375	$—	$—	$—	$—
Interest cost (2)	—	833	15	2,499	163	162	489	487
Expected return on plan assets (2)	—	(1,028)	(34)	(3,084)	—	—	—	—
Recognized net actuarial loss (2)	—	—	—	—	29	31	87	92
Net periodic benefit cost before settlement	—	(70)	(19)	(210)	192	193	576	579
Pension plan settlement charge	—	—	6,436	—	—	—	—	—
Net periodic benefit cost	$—	($70)	$6,417	($210)	$192	$193	$576	$579
(1)Included in salaries and employee benefits expense in the Unaudited Consolidated Statements of Income. Service cost for 2024 represents administrative expenses related to the termination of the qualified pension plan.
(2)Included in other expenses in the Unaudited Consolidated Statements of Income.

Note 15 - Business Segments
The Corporation manages its operations through two reportable business segments, consisting of Banking and Wealth Management Services. The Corporation’s reportable business segments are determined by the Senior Executive Vice President, Chief Financial Officer and Treasurer, the designated CODM.

An allocation methodology is utilized to allocate income and expenses to the business segments. Direct activities are assigned to the appropriate business segment to which the activity relates. Indirect activities, such as corporate, technology and other support functions, are allocated to business segments primarily based upon full-time equivalent employee computations.

The Banking segment includes commercial, residential, and consumer lending activities; mortgage banking activities; deposit generation; cash management services; other banking activities, including customer support and the operation of ATMs, telephone banking, internet banking, and mobile banking services; as well as investment portfolio and wholesale funding activities.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following tables present the components of net income, as well as other supplemental information for Washington Trust’s reportable business segments:

(Dollars in thousands)	Banking		Wealth Management Services		Consolidated Total
Three months ended September 30,	2025	2024	2025	2024	2025	2024
Total interest income and dividend income	$80,945	$87,586	$—	$—	$80,945	$87,586
Total interest expense	42,112	55,324	—	—	42,112	55,324
Net interest income	38,833	32,262	—	—	38,833	32,262
Provision for credit losses	6,800	200	—	—	6,800	200
Net interest income after provision for credit losses	32,033	32,062	—	—	32,033	32,062
Noninterest income	7,115	6,177	10,521	10,095	17,636	16,272
Noninterest expenses:
Salaries and employee benefits	17,246	16,467	5,428	4,883	22,674	21,350
Outsourced services	3,540	3,267	580	918	4,120	4,185
Net occupancy	2,512	2,137	179	262	2,691	2,399
Equipment	854	854	63	70	917	924
Legal, audit and professional fees	603	632	116	204	719	836
FDIC deposit insurance costs	1,055	1,402	—	—	1,055	1,402
Advertising and promotion	637	743	126	114	763	857
Amortization of intangibles	—	—	200	206	200	206
Other expenses	2,237	1,899	350	446	2,587	2,345
Total noninterest expenses	28,684	27,401	7,042	7,103	35,726	34,504
Income before income taxes	10,464	10,838	3,479	2,992	13,943	13,830
Income tax expense	2,254	2,193	843	656	3,097	2,849
Net income	$8,210	$8,645	$2,636	$2,336	$10,846	$10,981

Supplemental Information:
Total assets at period end	$6,655,634	$7,082,826	$62,287	$58,745	$6,717,921	$7,141,571
Expenditures for long-lived assets	423	1,271	9	2	432	1,273
Depreciation expense (1)	772	878	80	100	852	978
(1)Included in net occupancy and equipment expenses in the table above.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)	Banking		Wealth Management Services		Consolidated Total
Nine months ended September 30,	2025	2024	2025	2024	2025	2024
Total interest income and dividend income	$239,254	$258,839	$—	$—	$239,254	$258,839
Total interest expense	126,814	163,327	—	—	126,814	163,327
Net interest income	112,440	95,512	—	—	112,440	95,512
Provision for credit losses	8,600	1,400	—	—	8,600	1,400
Net interest income after provision for credit losses	103,840	94,112	—	—	103,840	94,112
Noninterest income	26,470	18,400	30,887	31,695	57,357	50,095
Noninterest expenses:
Salaries and employee benefits	51,659	49,479	16,462	14,906	68,121	64,385
Outsourced services	10,179	9,230	2,691	2,831	12,870	12,061
Net occupancy	7,376	6,573	718	784	8,094	7,357
Equipment	2,524	2,632	214	270	2,738	2,902
Legal, audit and professional fees	1,655	1,855	540	428	2,195	2,283
FDIC deposit insurance costs	3,552	4,247	—	—	3,552	4,247
Advertising and promotion	1,586	1,773	304	293	1,890	2,066
Amortization of intangibles	—	—	607	622	607	622
Other expenses	11,211	5,564	3,174	1,290	14,385	6,854
Total noninterest expenses	89,742	81,353	24,710	21,424	114,452	102,777
Income before income taxes	40,568	31,159	6,177	10,271	46,745	41,430
Income tax expense	8,884	6,441	1,591	2,257	10,475	8,698
Net income	$31,684	$24,718	$4,586	$8,014	$36,270	$32,732

Total assets at period end	$6,655,634	$7,082,826	$62,287	$58,745	$6,717,921	$7,141,571
Expenditures for long-lived assets	811	3,427	22	92	833	3,519
Depreciation expense (1)	2,370	2,663	253	312	2,623	2,975
(1)Included in net occupancy and equipment expenses in the table above.

For the nine months ended September 30, 2025, noninterest income for the Banking segment included a $7.0 million net gain recognized in the first quarter associated with sales-leaseback transactions that were completed for five branch locations. See additional disclosure regarding the sale-leaseback transactions in Note 6.

Also, for the nine months ended September 30, 2025, total other expenses included a $6.4 million pension plan settlement charge recognized in the first quarter, of which $4.9 million was included in the Banking segment and $1.5 million was included in the Wealth Management Services segment. See additional disclosure regarding the pension plan settlement charge in Note 14.

For the nine months ended September 30, 2024, noninterest income for the Wealth Management Services segment included income of $2.1 million recognized in the first quarter associated with a litigation settlement.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Note 16 - Other Comprehensive Income (Loss)
The following tables present the activity in other comprehensive income (loss):

Three months ended September 30,	2025			2024
(Dollars in thousands)	Pre-tax Amounts	Income Tax (Expense)	Net of Tax	Pre-tax Amounts	Income Tax Benefit (Expense)	Net of Tax
Available for Sale Debt Securities:
Change in fair value of available for sale debt securities	$12,813	($3,236)	$9,577	$40,608	($10,354)	$30,254
Cash Flow Hedges:
Change in fair value of cash flow hedges	56	(14)	42	(3,164)	806	(2,358)
Net cash flow hedge losses reclassified into earnings	1,979	(499)	1,480	1,677	(427)	1,250
Net change in fair value of cash flow hedges	2,035	(513)	1,522	(1,487)	379	(1,108)
Defined Benefit Plan Obligations:
Amortization of net actuarial losses into earnings	29	(7)	22	31	(9)	22
Total other comprehensive income	$14,877	($3,756)	$11,121	$39,152	($9,984)	$29,168

Nine months ended September 30,	2025			2024
(Dollars in thousands)	Pre-tax Amounts	Income Tax Benefit (Expense)	Net of Tax	Pre-tax Amounts	Income Tax (Expense)	Net of Tax
Securities available for sale:
Change in fair value of available for sale debt securities	$32,561	($8,222)	$24,339	$26,866	($6,851)	$20,015
Cash flow hedges:
Change in fair value of cash flow hedges	(1,579)	399	(1,180)	283	(73)	210
Net cash flow hedge losses reclassified into earnings	5,848	(1,477)	4,371	4,966	(1,264)	3,702
Net change in fair value of cash flow hedges	4,269	(1,078)	3,191	5,249	(1,337)	3,912
Defined benefit plan obligations:
Defined benefit plan obligation remeasurement	2,665	(728)	1,937	—	—	—
Pension plan settlement charge reclassified into earnings	6,436	(1,625)	4,811	—	—	—
Amortization of net actuarial losses into earnings	87	(22)	65	92	(24)	68
Net change in defined benefit plan obligations	9,188	(2,375)	6,813	92	(24)	68
Total other comprehensive income	$46,018	($11,675)	$34,343	$32,207	($8,212)	$23,995

The following tables present the changes in AOCL by component, net of tax:

(Dollars in thousands)	Net Unrealized Losses on Available For Sale Debt Securities	Net Unrealized Losses on Cash Flow Hedges	Net Unrealized Losses on Defined Benefit Plan Obligations	Total
For the three months ended September 30, 2025
Balance at June 30, 2025	($87,677)	($6,269)	($2,003)	($95,949)
Other comprehensive income before reclassifications	9,577	42	—	9,619
Amounts reclassified from AOCL	—	1,480	22	1,502
Net other comprehensive income	9,577	1,522	22	11,121
Balance at September 30, 2025	($78,100)	($4,747)	($1,981)	($84,828)

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)	Net Unrealized Losses on Available For Sale Debt Securities	Net Unrealized Losses on Cash Flow Hedges	Net Unrealized Losses on Defined Benefit Plan Obligations	Total
For the nine months ended September 30, 2025
Balance at December 31, 2024	($102,439)	($7,938)	($8,794)	($119,171)
Other comprehensive income (loss) before reclassifications	24,339	(1,180)	1,937	25,096
Amounts reclassified from AOCL	—	4,371	4,876	9,247
Net other comprehensive income	24,339	3,191	6,813	34,343
Balance at September 30, 2025	($78,100)	($4,747)	($1,981)	($84,828)

(Dollars in thousands)	Net Unrealized Losses on Available For Sale Debt Securities	Net Unrealized Losses on Cash Flow Hedges	Net Unrealized Losses on Defined Benefit Plan Obligations	Total
For the three months ended September 30, 2024
Balance at June 30, 2024	($126,830)	($10,599)	($8,897)	($146,326)
Other comprehensive income (loss) before reclassifications	30,254	(2,358)	—	27,896
Amounts reclassified from AOCL	—	1,250	22	1,272
Net other comprehensive income (loss)	30,254	(1,108)	22	29,168
Balance at September 30, 2024	($96,576)	($11,707)	($8,875)	($117,158)

(Dollars in thousands)	Net Unrealized Losses on Available For Sale Debt Securities	Net Unrealized Losses on Cash Flow Hedges	Net Unrealized Losses on Defined Benefit Plan Obligations	Total
For the nine months ended September 30, 2024
Balance at December 31, 2023	($116,591)	($15,619)	($8,943)	($141,153)
Other comprehensive income before reclassifications	20,015	210	—	20,225
Amounts reclassified from AOCL	—	3,702	68	3,770
Net other comprehensive income	20,015	3,912	68	23,995
Balance at September 30, 2024	($96,576)	($11,707)	($8,875)	($117,158)

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Note 17 - Earnings per Common Share
The following table presents the calculation of EPS:

(Dollars and shares in thousands, except per share amounts)
	Three Months		Nine Months
Periods ended September 30,	2025	2024	2025	2024
Earnings for basic and diluted EPS calculations:
Net income	$10,846	$10,981	$36,270	$32,732
Less: dividends and undistributed earnings allocated to participating securities	—	(8)	—	—
Net income available to common shareholders	$10,846	$10,973	$36,270	$32,732

Shares for basic and diluted EPS calculations:
Weighted average common shares outstanding for basic EPS	19,128	17,058	19,229	17,048
Dilutive effect of common stock equivalents	115	82	100	67
Weighted average common and potential common shares outstanding for diluted EPS	19,243	17,140	19,329	17,115

EPS:
Basic earnings per common share	$0.57	$0.64	$1.89	$1.92
Diluted earnings per common share	$0.56	$0.64	$1.88	$1.91

Shares excluded from the calculation of diluted EPS:
Weighted average anti-dilutive common stock equivalents (1)	429	404	430	451
(1)For the three and nine months ended September 30, 2025 and 2024, weighted average anti-dilutive common stock equivalents represent share-based compensation awards not included in the calculation of common shares outstanding for purposes of calculating diluted EPS as the grant prices were greater than the average market price of the Bancorp’s common stock, and therefore were anti-dilutive.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Note 18 - Commitments and Contingencies
Financial Instruments with Off-Balance Sheet Risk
The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to manage the Corporation’s exposure to fluctuations in interest rates.  These financial instruments include commitments to extend credit and standby letters of credit, as well as derivative financial instruments, such as mortgage loan commitments, loan related derivative contracts and interest rate risk management contracts.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Unaudited Consolidated Balance Sheets.  The contract or notional amounts of these instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments. See Note 8 for additional disclosure pertaining to derivative financial instruments.

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

Standby Letters of Credit
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These standby letters of credit are primarily issued to support the financing needs of the Bank’s commercial customers. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral supporting those commitments is essentially the same as for other commitments. Most standby letters of credit extend for one year. At September 30, 2025 and December 31, 2024, there were no liabilities to beneficiaries resulting from standby letters of credit. Should the Corporation be required to make payments to the beneficiary, repayment from the customer to the Corporation is required.

The following table presents the contractual and notional amounts of financial instruments with off-balance sheet risk:

(Dollars in thousands)	September 30, 2025	December 31, 2024
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$961,120	$968,858
Standby letters of credit	8,593	12,455

ACL on Unfunded Commitments
The ACL on unfunded commitments is management’s estimate of expected lifetime credit losses over the expected contractual term in which the Corporation is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Corporation.

The activity in the ACL on unfunded commitments for the three months ended September 30, 2025 is presented below:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$420	$741	$1,161	$20	$—	$9	$9	$1,190
Provision	6	(158)	(152)	2	—	—	—	(150)
Ending Balance	$426	$583	$1,009	$22	$—	$9	$9	$1,040

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The activity in the ACL on unfunded commitments for the nine months ended September 30, 2025 is presented below:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$822	$589	$1,411	$18	$—	$11	$11	$1,440
Provision	(396)	(6)	(402)	4	—	(2)	(2)	(400)
Ending Balance	$426	$583	$1,009	$22	$—	$9	$9	$1,040

The activity in the ACL on unfunded commitments for the three months ended September 30, 2024 is presented below:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$906	$799	$1,705	$24	$—	$11	$11	$1,740
Provision	(76)	(22)	(98)	(2)	—	—	—	(100)
Ending Balance	$830	$777	$1,607	$22	$—	$11	$11	$1,640

The activity in the ACL on unfunded commitments for the nine months ended September 30, 2024 is presented below:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$1,091	$822	$1,913	$15	$—	$12	$12	$1,940
Provision	(261)	(45)	(306)	7	—	(1)	(1)	(300)
Ending Balance	$830	$777	$1,607	$22	$—	$11	$11	$1,640

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

Management's Discussion and Analysis
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Corporation’s Audited Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2024, and in conjunction with the condensed Unaudited Consolidated Financial Statements and notes thereto included in Item 1 of this report.  Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results for the full-year ended December 31, 2025 or any future period.

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

Some of the factors that might cause these differences include the following:
•changes in general business and economic conditions (including the impact of tariffs, inflation and concerns about liquidity) on a national basis and in the local markets in which we operate;
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

Management's Discussion and Analysis
The following table presents adjusted noninterest income, adjusted noninterest expense, adjusted income before income taxes, adjusted income tax expense, adjusted effective tax rate, adjusted net income, and adjusted net income available to common shareholders:

(Dollars in thousands, except per share amounts)
	Three Months		Nine Months
Periods ended September 30,	2025	2024	2025	2024
Adjusted Noninterest Income:
Noninterest income, as reported	$17,636	$16,272	$57,357	$50,095
Less adjustments:
Gain on sale of bank-owned properties, net	—	—	6,994	988
Litigation settlement income	—	—	—	2,100
Total adjustments, pre-tax	—	—	6,994	3,088
Adjusted noninterest income (non-GAAP)	$17,636	$16,272	$50,363	$47,007

Adjusted Noninterest Expense:
Noninterest expense, as reported	$35,726	$34,504	$114,452	$102,777
Less adjustments:
Pension plan settlement charge	—	—	6,436	—
Total adjustments, pre-tax	—	—	6,436	—
Adjusted noninterest expense (non-GAAP)	$35,726	$34,504	$108,016	$102,777

Adjusted Income Before Income Taxes:
Income before income taxes	$13,943	$13,830	$46,745	$41,430
Less: total adjustments, pre-tax	—	—	558	3,088
Adjusted income before income taxes (non-GAAP)	$13,943	$13,830	$46,187	$38,342

Adjusted Income Tax Expense:
Income tax expense, as reported	$3,097	$2,849	$10,475	$8,698
Less: tax on total adjustments	—	—	141	780
Adjusted income tax expense (non-GAAP)	$3,097	$2,849	$10,334	$7,918

Adjusted Effective Tax Rate:
Effective tax rate (1)	22.2%	20.6%	22.4%	21.0%
Less: impact of total adjustments	—	—	—	0.3
Adjusted effective tax rate (non-GAAP) (2)	22.2%	20.6%	22.4%	20.7%

Adjusted Net Income:
Net income, as reported	$10,846	$10,981	$36,270	$32,732
Less: total adjustments, after-tax	—	—	417	2,308
Adjusted net income (non-GAAP)	$10,846	$10,981	$35,853	$30,424

Adjusted Net Income Available to Common Shareholders:
Net income available to common shareholders, as reported	$10,846	$10,973	$36,270	$32,732
Less: total adjustments available to common shareholders, after-tax	—	—	417	2,308
Adjusted net income available to common shareholders (non-GAAP)	$10,846	$10,973	$35,853	$30,424
(1)Calculated as income tax expense divided by income before income taxes.
(2)Calculated as income tax expense, adjusted for the tax impact of the adjustments as outlined in the table above, divided by income before income taxes, adjusted for the pre-tax impact of the adjustments as outlined in the table above.

Management's Discussion and Analysis
The following table presents adjusted diluted earnings per common share:

(Dollars in thousands, except per share amounts)
	Three Months		Nine Months
Periods ended September 30,	2025	2024	2025	2024
Adjusted Diluted Earnings per Common Share:
Diluted earnings per common share, as reported (1)	$0.56	$0.64	$1.88	$1.91
Less: impact of total adjustments	—	—	0.03	0.13
Adjusted diluted earnings per common share (non-GAAP) (2)	$0.56	$0.64	$1.85	$1.78
(1)Net income available to common shareholders divided by weighted average diluted common and potential shares outstanding.
(2)Net income available to common shareholders, adjusted for the after-tax impact of adjustments as outlined in the table above, divided by weighted average diluted common and potential shares outstanding.

The following table presents adjusted return on average assets and adjusted return on average equity:

(Dollars in thousands)
	Three Months		Nine Months
Periods ended September 30,	2025	2024	2025	2024
Adjusted Return on Average Assets (1):
Net income, as reported	$10,846	$10,981	$36,270	$32,732
Less: total adjustments, after-tax	—	—	417	2,308
Adjusted net income (non-GAAP)	10,846	10,981	35,853	30,424

Total average assets, as reported	6,738,796	7,254,566	6,715,645	7,238,020

Return on average assets (2)	0.64%	0.60%	0.72%	0.60%
Adjusted return on average assets (non-GAAP) (3)	0.64%	0.60%	0.71%	0.56%

Adjusted Return on Average Equity (1):
Net income available to common shareholders, as reported	$10,846	$10,973	$36,270	$32,732
Less: total adjustments, after-tax	—	—	417	2,308
Adjusted net income available to common shareholders (non-GAAP)	10,846	10,973	35,853	30,424

Total average equity, as reported	528,315	485,654	521,747	472,617

Return on average equity (4)	8.14%	8.99%	9.29%	9.25%
Adjusted return on average equity (non-GAAP) (5)	8.14%	8.99%	9.19%	8.60%
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

Management's Discussion and Analysis
Results of Operations
Summary
The following table presents a summarized consolidated statement of operations:

(Dollars in thousands)	Three Months				Nine Months
			Change				Change
Periods ended September 30,	2025	2024	$	%	2025	2024	$	%
Net interest income	$38,833	$32,262	$6,571	20%	$112,440	$95,512	$16,928	18%
Noninterest income	17,636	16,272	1,364	8	57,357	50,095	7,262	14
Total revenues	56,469	48,534	7,935	16	169,797	145,607	24,190	17
Provision for credit losses	6,800	200	6,600	3,300	8,600	1,400	7,200	514
Noninterest expense	35,726	34,504	1,222	4	114,452	102,777	11,675	11
Income before income taxes	13,943	13,830	113	1	46,745	41,430	5,315	13
Income tax expense	3,097	2,849	248	9	10,475	8,698	1,777	20
Net income	$10,846	$10,981	($135)	(1%)	$36,270	$32,732	$3,538	11%
Adjusted net income (non-GAAP)	$10,846	$10,981	($135)	(1%)	$35,853	$30,424	$5,429	18%

Net income totaled $10.8 million and $36.3 million, respectively, for the three and nine months ended September 30, 2025, compared to $11.0 million and $32.7 million, respectively, reported for the same periods in 2024. These results included the following infrequent transactions:
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
Excluding these items, adjusted net income (non-GAAP) for the three and nine months ended September 30, 2025 was $10.8 million and $35.9 million, respectively, compared to $11.0 million and $30.4 million, respectively, for the same periods in 2024. These results largely reflected increases in net interest income, but were also negatively impacted by an elevated provision for credit losses in the third quarter of 2025.

The following table presents a summary of performance metrics and ratios:

	Three Months		Nine Months
Periods ended September 30,	2025	2024	2025	2024
Diluted earnings per common share	$0.56	$0.64	$1.88	$1.91
Adjusted diluted earnings per common share (non-GAAP)	$0.56	$0.64	$1.85	$1.78
Return on average assets (net income divided by average assets)	0.64%	0.60%	0.72%	0.60%
Adjusted return on average assets (non-GAAP)	0.64%	0.60%	0.71%	0.56%
Return on average equity (net income available for common shareholders divided by average equity)	8.14%	8.99%	9.29%	9.25%
Adjusted return on average equity (non-GAAP)	8.14%	8.99%	9.19%	8.60%

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

Three months ended September 30,	2025			2024			Change
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Cash, federal funds sold, and short-term investments	$137,021	$1,475	4.27%	$229,326	$3,174	5.51%	($92,305)	($1,699)	(1.24%)
Mortgage loans held for sale	31,957	542	6.73	21,899	366	6.65	10,058	176	0.08
Taxable debt securities	1,075,119	9,372	3.46	1,109,699	6,794	2.44	(34,580)	2,578	1.02
Nontaxable debt securities	650	8	4.88	85	1	4.68	565	7	0.20
Total securities	1,075,769	9,380	3.46	1,109,784	6,795	2.44	(34,015)	2,585	1.02
FHLB stock	42,549	764	7.12	62,420	1,262	8.04	(19,871)	(498)	(0.92)
Commercial real estate	2,201,220	32,293	5.82	2,143,466	34,518	6.41	57,754	(2,225)	(0.59)
Commercial & industrial	553,867	8,203	5.88	573,400	9,368	6.50	(19,533)	(1,165)	(0.62)
Total commercial	2,755,087	40,496	5.83	2,716,866	43,886	6.43	38,221	(3,390)	(0.60)
Residential real estate	2,088,066	23,032	4.38	2,542,939	26,568	4.16	(454,873)	(3,536)	0.22
Home equity	303,480	5,270	6.89	299,227	5,554	7.38	4,253	(284)	(0.49)
Other	16,292	205	4.99	18,097	215	4.73	(1,805)	(10)	0.26
Total consumer	319,772	5,475	6.79	317,324	5,769	7.23	2,448	(294)	(0.44)
Total loans	5,162,925	69,003	5.30	5,577,129	76,223	5.44	(414,204)	(7,220)	(0.14)
Total interest-earning assets	6,450,221	81,164	4.99	7,000,558	87,820	4.99	(550,337)	(6,656)	—
Noninterest-earning assets	288,575			254,008			34,567
Total assets	$6,738,796			$7,254,566			($515,770)
Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits (in-market)	$685,422	$6,503	3.76%	$556,245	$6,288	4.50%	$129,177	$215	(0.74%)
NOW accounts	669,493	390	0.23	693,724	405	0.23	(24,231)	(15)	—
Money market accounts	1,174,584	9,620	3.25	1,122,649	11,221	3.98	51,935	(1,601)	(0.73)
Savings accounts	719,229	3,624	2.00	484,068	984	0.81	235,161	2,640	1.19
Time deposits (in-market)	1,209,011	11,080	3.64	1,188,452	12,234	4.10	20,559	(1,154)	(0.46)
Interest-bearing in-market deposits	4,457,739	31,217	2.78	4,045,138	31,132	3.06	412,601	85	(0.28)
Wholesale brokered time deposits	539	6	4.42	458,114	6,071	5.27	(457,575)	(6,065)	(0.85)
Total interest-bearing deposits	4,458,278	31,223	2.78	4,503,252	37,203	3.29	(44,974)	(5,980)	(0.51)
FHLB advances	942,685	10,542	4.44	1,423,804	17,717	4.95	(481,119)	(7,175)	(0.51)
Junior subordinated debentures	22,681	347	6.07	22,681	404	7.09	—	(57)	(1.02)
Total interest-bearing liabilities	5,423,644	42,112	3.08	5,949,737	55,324	3.70	(526,093)	(13,212)	(0.62)
Noninterest-bearing demand deposits	648,268			673,113			(24,845)
Other liabilities	138,569			146,045			(7,476)
Shareholders’ equity	528,315			485,654			42,661
Total liabilities and shareholders’ equity	$6,738,796			$7,254,549			($515,753)
Net interest income (FTE)		$39,052			$32,496			$6,556
Interest rate spread			1.91%			1.29%			0.62%
Net interest margin			2.40%			1.85%			0.55%

Management's Discussion and Analysis
Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)
Three months ended September 30,	2025	2024	Change
Commercial loans	$218	$234	($16)
Nontaxable debt securities	1	—	1
Total	$219	$234	($15)

Nine months ended September 30,	2025			2024			Change
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Cash, federal funds sold, and short-term investments	$138,301	$4,497	4.35%	$135,428	$5,667	5.59%	$2,873	($1,170)	(1.24%)
Mortgage loans held for sale	54,624	1,942	4.75	20,042	1,013	6.75	34,582	929	(2.00)
Taxable debt securities	1,061,852	27,429	3.45	1,128,507	20,834	2.47	(66,655)	6,595	0.98
Nontaxable debt securities	650	24	4.94	28	1	4.77	622	23	0.17
Total debt securities	1,062,502	27,453	3.45	1,128,535	20,835	2.47	(66,033)	6,618	0.98
FHLB stock	42,504	2,578	8.11	58,890	3,459	7.85	(16,386)	(881)	0.26
Commercial real estate	2,167,400	93,873	5.79	2,150,686	103,445	6.42	16,714	(9,572)	(0.63)
Commercial & industrial (1)	547,558	24,044	5.87	595,564	29,096	6.53	(48,006)	(5,052)	(0.66)
Total commercial	2,714,958	117,917	5.81	2,746,250	132,541	6.45	(31,292)	(14,624)	(0.64)
Residential real estate	2,101,567	69,382	4.41	2,568,457	79,572	4.14	(466,890)	(10,190)	0.27
Home equity	299,645	15,499	6.92	305,364	15,769	6.90	(5,719)	(270)	0.02
Other	16,876	628	4.98	18,527	666	4.80	(1,651)	(38)	0.18
Total consumer	316,521	16,127	6.81	323,891	16,435	6.78	(7,370)	(308)	0.03
Total loans	5,133,046	203,426	5.30	5,638,598	228,548	5.41	(505,552)	(25,122)	(0.11)
Total interest-earning assets	6,430,977	239,896	4.99	6,981,493	259,522	4.97	(550,516)	(19,626)	0.02
Noninterest-earning assets	284,668			256,527			28,141
Total assets	$6,715,645			$7,238,020			($522,375)
Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits (in-market)	$659,609	$18,630	3.78%	$533,163	$18,058	4.52%	$126,446	$572	(0.74%)
NOW accounts	673,135	1,075	0.21	709,115	1,168	0.22	(35,980)	(93)	(0.01)
Money market accounts	1,196,124	29,426	3.29	1,116,879	32,571	3.90	79,245	(3,145)	(0.61)
Savings accounts	649,841	8,555	1.76	485,665	2,540	0.70	164,176	6,015	1.06
Time deposits (in-market)	1,209,618	33,692	3.72	1,165,370	35,756	4.10	44,248	(2,064)	(0.38)
Interest-bearing in-market deposits	4,388,327	91,378	2.78	4,010,192	90,093	3.00	378,135	1,285	(0.22)
Wholesale brokered time deposits	65,115	2,457	5.04	558,015	21,870	5.24	(492,900)	(19,413)	(0.20)
Total interest-bearing deposits	4,453,442	93,835	2.82	4,568,207	111,963	3.27	(114,765)	(18,128)	(0.45)
FHLB advances	945,484	31,939	4.52	1,353,887	50,151	4.95	(408,403)	(18,212)	(0.43)
Junior subordinated debentures	22,681	1,040	6.13	22,681	1,213	7.14	—	(173)	(1.01)
Total interest-bearing liabilities	5,421,607	126,814	3.13	5,944,775	163,327	3.67	(523,168)	(36,513)	(0.54)
Noninterest-bearing demand deposits	628,448			663,355			(34,907)
Other liabilities	143,843			157,268			(13,425)
Shareholders’ equity	521,747			472,617			49,130
Total liabilities and shareholders’ equity	$6,715,645			$7,238,015			($522,370)
Net interest income (FTE)		$113,082			$96,195			$16,887
Interest rate spread			1.86%			1.30%			0.56%
Net interest margin			2.35%			1.84%			0.51%

Management's Discussion and Analysis
Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)
Nine months ended September 30,	2025	2024	Change
Commercial loans	$644	$683	($39)
Nontaxable debt securities	2	—	2
Total	$646	$683	($37)

Net Interest Income
Net interest income, the primary source of our operating income, totaled $38.8 million and $112.4 million, respectively, for the three and nine months ended September 30, 2025, compared to $32.3 million and $95.5 million, respectively, for the same periods in 2024.

Net interest income is affected by the level of and changes in interest rates, and changes in the amount and composition of interest-earning assets and interest-bearing liabilities. Net interest income may also include the periodic recognition of prepayment penalty fee income associated with commercial loan payoffs. Prepayment penalty fee income and its impact on NIM was insignificant for all periods presented. The analysis of net interest income, NIM, and the yield on loans is also impacted by changes in the level of net amortization of premiums and discounts on securities and loans, which is included in interest income. As noted in the Unaudited Consolidated Statements of Cash Flows, net amortization of premiums and discounts on securities and loans (a net reduction to net interest income) amounted to $783 thousand for the nine months ended September 30, 2025, compared to $878 thousand for the same period in 2024.

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

FTE net interest income for the three and nine months ended September 30, 2025 amounted to $39.1 million and $113.1 million, respectively, up by $6.6 million and $16.9 million, respectively, from the same periods in 2024. For the three and nine months ended September 30, 2025, decreases in average interest-bearing liability balances net of decreases in average interest-earning assets increased net income by $2.3 million and $6.5 million, respectively. Decreases in funding costs outpaced decreases in asset yields, increasing net interest income by $4.3 million and $10.3 million, respectively, for the three and nine months ended September 30, 2025. NIM was 2.40% and 2.35%, respectively, for the three and nine months ended September 30, 2025, up from 1.85% and 1.84%, respectively, for the same periods in 2024.

Total average securities for the three and nine months ended September 30, 2025 decreased by $34.0 million and $66.0 million, respectively, from the average balances for the same periods a year earlier primarily due to routine pay-downs. The FTE rate of return on the securities portfolio for the three and nine months ended September 30, 2025 was 3.46% and 3.45%, respectively, up from 2.44% and 2.47%, respectively, for the same periods in 2024.

Total average loan balances for the three and nine months ended September 30, 2025 decreased by $414.2 million and $505.6 million, respectively, from the average loan balances for the comparable 2024 periods, largely reflecting a decrease in average balances of residential real estate loans. The yield on total loans for both the three and nine months ended September 30, 2025 was 5.30%, compared to 5.44% and 5.41%, respectively, for the corresponding periods in 2024.

FHLB advances and brokered time deposits are utilized as wholesale funding sources. Wholesale funding balances decreased in 2025, largely reflecting benefits from the balance sheet repositioning transactions mentioned above, as well as in-market deposit growth. Rates paid on wholesale funding have declined from the prior year reflecting lower market interest rates. The average balance of FHLB advances for the three and nine months ended September 30, 2025 decreased by $481.1 million and $408.4 million, respectively, compared to the average balances for the same periods in 2024. The average rate paid on such advances for the three and nine months ended September 30, 2025 was 4.44% and 4.52%, respectively, down from 4.95% for both of the same periods in 2024. Included in total average interest-bearing deposits were wholesale

Management's Discussion and Analysis
brokered deposits, which decreased by $457.6 million and $492.9 million, respectively, from the same periods in 2024. The average rate paid on wholesale brokered deposits for the three and nine months ended September 30, 2025 was 4.42% and 5.04%, respectively, down from 5.27% and 5.24%, respectively, for the same periods in 2024.

Average in-market interest-bearing deposits, which excludes wholesale brokered deposits, for the three and nine months ended September 30, 2025 increased by $412.6 million and $378.1 million, respectively, from the average balances for the same periods in 2024, reflecting increases in average balances across most deposit categories. The average rate paid on in-market interest-bearing deposits for both the three and nine months ended September 30, 2025 was 2.78%, down from 3.06% and 3.00%, respectively, for the same periods in 2024, largely reflecting lower market interest rates. The average balance of noninterest-bearing demand deposits for the three and nine months ended September 30, 2025 decreased by $24.8 million and $34.9 million, respectively, from the average balances for the same periods in 2024.

Volume / Rate Analysis - Interest Income and Expense (FTE Basis)
The following table presents certain information on an FTE basis regarding changes in our interest income and interest expense for the period indicated.  The net change attributable to both volume and rate has been allocated proportionately.

(Dollars in thousands)	Three Months Ended September 30, 2025 vs. 2024			Nine Months Ended September 30, 2025 vs. 2024
	Change Due to			Change Due to
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest on Interest-Earning Assets:
Cash, federal funds sold, and other short-term investments	($1,093)	($606)	($1,699)	$118	($1,288)	($1,170)
Mortgage loans held for sale	171	5	176	1,306	(377)	929
Taxable debt securities	(218)	2,796	2,578	(1,288)	7,883	6,595
Nontaxable debt securities	7	—	7	23	—	23
Total securities	(211)	2,796	2,585	(1,265)	7,883	6,618
FHLB stock	(368)	(130)	(498)	(989)	108	(881)
Commercial real estate	916	(3,141)	(2,225)	793	(10,365)	(9,572)
Commercial & industrial	(313)	(852)	(1,165)	(2,231)	(2,821)	(5,052)
Total commercial	603	(3,993)	(3,390)	(1,438)	(13,186)	(14,624)
Residential real estate	(4,957)	1,421	(3,536)	(15,086)	4,896	(10,190)
Home equity	77	(361)	(284)	(301)	31	(270)
Other	(22)	12	(10)	(61)	23	(38)
Total consumer	55	(349)	(294)	(362)	54	(308)
Total loans	(4,299)	(2,921)	(7,220)	(16,886)	(8,236)	(25,122)
Total interest income	(5,800)	(856)	(6,656)	(17,716)	(1,910)	(19,626)
Interest on Interest-Bearing Liabilities:
Interest-bearing demand deposits (in-market)	1,328	(1,113)	215	3,842	(3,270)	572
NOW accounts	(16)	1	(15)	(49)	(44)	(93)
Money market accounts	502	(2,103)	(1,601)	2,210	(5,355)	(3,145)
Savings accounts	654	1,986	2,640	1,099	4,916	6,015
Time deposits (in-market)	209	(1,363)	(1,154)	1,336	(3,400)	(2,064)
Interest-bearing in-market deposits	2,677	(2,592)	85	8,438	(7,153)	1,285
Wholesale brokered time deposits	(5,232)	(833)	(6,065)	(18,591)	(822)	(19,413)
Total interest-bearing deposits	(2,555)	(3,425)	(5,980)	(10,153)	(7,975)	(18,128)
FHLB advances	(5,529)	(1,646)	(7,175)	(14,110)	(4,102)	(18,212)
Junior subordinated debentures	—	(57)	(57)	—	(173)	(173)
Total interest expense	(8,084)	(5,128)	(13,212)	(24,263)	(12,250)	(36,513)
Net interest income (FTE)	$2,284	$4,272	$6,556	$6,547	$10,340	$16,887

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

The following table presents the provision for credit losses:

(Dollars in thousands)	Three Months				Nine Months
			Change				Change
Periods ended September 30,	2025	2024	$	%	2025	2024	$	%
Provision for credit losses on loans	$6,950	$300	$6,650	2,217%	$9,000	$1,700	$7,300	429%
Provision for credit losses on unfunded commitments	(150)	(100)	($50)	(50)	(400)	(300)	($100)	(33)
Provision for credit losses	$6,800	$200	$6,600	3300%	$8,600	$1,400	$7,200	514%

The increase in the provision for credit losses for the three and nine months ended September 30, 2025, as compared to the same periods in 2024, was primarily due to charge-offs of $11.3 million on two commercial loan relationships in the third quarter of 2025.

Net charge-offs totaled $11.4 million and $14.4 million, respectively, for the three and nine months ended September 30, 2025. This compared to $48 thousand and $127 thousand, respectively, for the same periods in 2024.

See additional discussion regarding these two commercial loan relationships and other credit quality details under the caption “Asset Quality” below.

Noninterest Income
Noninterest income is an important source of revenue for Washington Trust.  The principal categories of noninterest income are shown in the following table:

(Dollars in thousands)	Three Months				Nine Months
			Change				Change
Periods ended September 30,	2025	2024	$	%	2025	2024	$	%
Noninterest income:
Wealth management revenues	$10,373	$9,989	$384	4%	$30,384	$29,005	$1,379	5%
Mortgage banking revenues	3,501	2,866	635	22	8,839	8,133	706	9
Card interchange fees	1,163	1,321	(158)	(12)	3,919	3,741	178	5
Service charges on deposit accounts	841	784	57	7	2,393	2,238	155	7
Loan related derivative income	271	126	145	115	1,048	459	589	128
Income from bank-owned life insurance	868	770	98	13	2,463	2,262	201	9
Gain on sale of bank-owned properties, net	—	—	—	—	6,994	988	6,006	608
Other income	619	416	203	49	1,317	3,269	(1,952)	(60)
Total noninterest income	$17,636	$16,272	$1,364	8%	$57,357	$50,095	$7,262	14%
Adjusted noninterest income (non-GAAP)	$17,636	$16,272	$1,364	8%	$50,363	$47,007	$3,356	7%
Noninterest Income Analysis
Total noninterest income amounted to $17.6 million and $57.4 million, respectively, for the three and nine months ended September 30, 2025, compared $16.3 million and $50.1 million, respectively, for the same periods in 2024. Total noninterest income was impacted by infrequent transactions, as described under the caption “Summary” above. Excluding the impact of these transactions, adjusted noninterest income (non-GAAP) was $17.6 million and $50.4 million, respectively, for the three and nine months ended September 30, 2025, up by $1.4 million and $3.4 million, respectively, from the same periods in 2024.

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

The categories of wealth management revenues are shown in the following table:

(Dollars in thousands)	Three Months				Nine Months
			Change				Change
Periods ended September 30,	2025	2024	$	%	2025	2024	$	%
Wealth management revenues:
Asset-based revenues	$10,307	$9,770	$537	5%	$29,821	$28,098	$1,723	6%
Transaction-based revenues	66	219	(153)	(70)	563	907	(344)	(38)
Total wealth management revenues	$10,373	$9,989	$384	4%	$30,384	$29,005	$1,379	5%

The following table presents wealth management AUA balances:

(Dollars in thousands)			Change
	September 30, 2025	December 31, 2024	$	%
Assets under administration at the end of period	$7,682,440	$7,077,802	$604,638	9%

In the third quarter of 2025, the Bank's registered investment adviser subsidiary purchased client advisory contracts from Lighthouse in an asset acquisition. The transaction closed on July 31, 2025, resulting in the acquisition of AUA totaling $195 million. See Note 7 to the Unaudited Consolidated Financial Statements for additional disclosure.

Wealth management revenues for the three and nine months ended September 30, 2025 increased by $384 thousand and $1.4 million, respectively, from the same periods in 2024, largely reflecting an increase in asset-based revenues. The increase in asset-based revenues primarily reflected net investment appreciation of AUA.

Mortgage banking revenues are dependent on mortgage origination volume and are sensitive to interest rates and the condition of housing markets. The composition of mortgage banking revenues and the volume of loans sold to the secondary market are shown in the following table:

(Dollars in thousands)	Three Months				Nine Months
			Change				Change
Periods ended September 30,	2025	2024	$	%	2025	2024	$	%
Mortgage banking revenues:
Realized gains on loan sales, net (1)	$2,450	$2,492	($42)	(2%)	$6,485	$6,283	$202	3%
Changes in fair value, net (2)	530	(28)	558	1,993	682	316	366	116
Loan servicing fee income, net (3)	521	402	119	30	1,672	1,534	138	9
Total mortgage banking revenues	$3,501	$2,866	$635	22%	$8,839	$8,133	$706	9%

Loans sold to the secondary market (4)	$126,487	$120,338	$6,149	5%	$318,761	$303,034	$15,727	5%
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

For the three and nine months ended September 30, 2025, mortgage banking revenues were up by $635 thousand and $706 thousand, respectively, compared to the same periods in 2024. Mortgage banking revenues are impacted by changes in

Management's Discussion and Analysis
the fair value on mortgage loans held for sale and forward loan commitments, which are primarily based on current market prices in the secondary market and correlate to changes in the size of the mortgage pipeline.

Loan related derivative income from interest rate swap transactions with commercial borrowers for the three and nine months ended September 30, 2025, increased by $145 thousand and $589 thousand, respectively, from the same periods in 2024.

Noninterest Expense
The following table presents noninterest expense comparisons:

(Dollars in thousands)	Three Months				Nine Months
			Change				Change
Periods ended September 30,	2025	2024	$	%	2025	2024	$	%
Noninterest expense:
Salaries and employee benefits	$22,674	$21,350	$1,324	6%	$68,121	$64,385	$3,736	6%
Outsourced services	4,120	4,185	(65)	(2)	12,870	12,061	809	7
Net occupancy	2,691	2,399	292	12	8,094	7,357	737	10
Equipment	917	924	(7)	(1)	2,738	2,902	(164)	(6)
Legal, audit, and professional fees	719	836	(117)	(14)	2,195	2,283	(88)	(4)
FDIC deposit insurance costs	1,055	1,402	(347)	(25)	3,552	4,247	(695)	(16)
Advertising and promotion	763	857	(94)	(11)	1,890	2,066	(176)	(9)
Amortization of intangibles	200	206	(6)	(3)	607	622	(15)	(2)
Pension plan settlement charge	—	—	—	—	6,436	—	6,436	100
Other	2,587	2,345	242	10	7,949	6,854	1,095	16
Total noninterest expense	$35,726	$34,504	$1,222	4%	$114,452	$102,777	$11,675	11%
Adjusted noninterest expense (non-GAAP)	$35,726	$34,504	$1,222	4%	$108,016	$102,777	$5,239	5%

Noninterest Expense Analysis
Total noninterest expense amounted to $35.7 million and $114.5 million, respectively, for the three and nine months ended September 30, 2025, compared to $34.5 million and $102.8 million, respectively, for the same periods in 2024. Total noninterest expense was impacted by the termination of the Corporation’s qualified pension plan, as described under the caption “Summary” above. Excluding the impact of this infrequent transaction, adjusted noninterest expense (non-GAAP) was $35.7 million and $108.0 million, respectively, for the three and nine months ended September 30, 2025, up by $1.2 million and $5.2 million, respectively, from the same periods in 2024.

Salaries and employee benefits expense, the largest component of total noninterest expense, for the three and nine months ended September 30, 2025 increased by $1.3 million and $3.7 million, respectively, compared to the same periods in 2024. These increases largely reflected lower levels of performance-based compensation recognized in 2024.

Outsourced services expense for the three and nine months ended September 30, 2025 was down modestly by $65 thousand and up by $809 thousand, respectively, compared to the same periods in the prior year, reflecting changes in third-party provided software costs, including volume-related changes.

Net occupancy expense for the three and nine months ended September 30, 2025 increased by $292 thousand and $737 thousand, respectively, compared to the same periods in 2024, largely reflecting additional lease expense associated with the sales-leaseback transactions that were completed in the first quarter of 2025.

FDIC insurance costs for the three and nine months ended September 30, 2025 decreased by $347 thousand and $695 thousand, respectively, compared to the same periods in 2024, reflecting the impact of decreases in average assets from a year ago and a lower FDIC deposit assessment rate.

Other noninterest expense for three and nine months ended September 30, 2025 increased by $242 thousand and $1.1 million, respectively, compared to the same periods in the prior year. The year-to-date increase included system conversion costs associated with changes in technology, as well as increases across a variety of noninterest expense categories.

Management's Discussion and Analysis

Income Taxes
The following table presents the Corporation’s income tax provision and applicable tax rates for the periods indicated:

(Dollars in thousands)
	Three Months		Nine Months
Periods ended September 30,	2025	2024	2025	2024
Income tax expense	$3,097	$2,849	$10,475	$8,698
Adjusted income tax expense (non-GAAP)	3,097	2,849	10,334	7,918
Effective income tax rate	22.2%	20.6%	22.4%	21.0%
Adjusted effective income tax rate (non-GAAP)	22.2%	20.6%	22.4%	20.7%
Blended statutory rate	25.3%	25.5%	25.3%	25.5%

The effective income tax rates differed from the federal rate of 21%, primarily due to state income tax, partially offset by benefits from tax-exempt income, income from BOLI, and federal tax credits. The blended statutory rates include the federal income tax rate of 21% and a blended state income tax rate net of a federal tax benefit.

The increase in the effective income tax rate on both a GAAP and non-GAAP basis largely reflected an increase in state tax expense.

The Corporation’s net deferred tax assets are reported in other assets and amounted to $36.9 million at September 30, 2025, down from $63.0 million at December 31, 2024. This decrease included the realization of a deferred tax asset associated with loans that were reclassified to held for sale and written down to fair value in December 2024 and then sold in January 2025. Management believes deferred tax assets, net of the valuation allowance, are more-likely-than-not to be realized.

Segment Reporting
The Corporation manages its operations through two reportable business segments, consisting of Banking and Wealth Management Services. See Note 15 to the Unaudited Consolidated Financial Statements for additional disclosure related to business segments.

Banking
The following table presents a summarized statement of operations for the Banking business segment:

(Dollars in thousands)	Three Months				Nine Months
			Change				Change
Periods ended September 30,	2025	2024	$	%	2025	2024	$	%
Net interest income	$38,833	$32,262	$6,571	20%	$112,440	$95,512	$16,928	18%
Provision for credit losses	6,800	200	6,600	3,300	8,600	1,400	7,200	514
Net interest income after provision for credit losses	32,033	32,062	(29)	—	103,840	94,112	9,728	10
Noninterest income	7,115	6,177	938	15	26,470	18,400	8,070	44
Noninterest expense	28,684	27,401	1,283	5	89,742	81,353	8,389	10
Income before income taxes	10,464	10,838	(374)	(3)	40,568	31,159	9,409	30
Income tax expense	2,254	2,193	61	3	8,884	6,441	2,443	38
Net income	$8,210	$8,645	($435)	(5%)	$31,684	$24,718	$6,966	28%

Net interest income for the Banking segment for the three and nine months ended September 30, 2025 increased by $6.6 million and $16.9 million, respectively, from the same periods in 2024. This improvement reflected benefits from the balance sheet repositioning transactions previously announced in December 2024. See additional discussion under the caption “Net Interest Income” above.

Management's Discussion and Analysis
The provision for credit losses for the three and nine months ended September 30, 2025 increased by $6.6 million and $7.2 million, respectively, from the same periods in 2024. See additional discussion under the caption “Provision for Credit Losses” above.

Noninterest income derived from the Banking segment for the three and nine months ended September 30, 2025 was up by $938 thousand and $8.1 million, respectively, from the comparable periods in 2024. Year-to-date comparisons were impacted by the first quarter 2025 net gain recognized on sales-leaseback transactions and the second quarter 2024 net gain on sale of a bank-owned operations facility. Excluding these items, Banking noninterest income for the three and nine months ended September 30, 2025 increased by $938 thousand and $2.1 million, respectively, largely reflecting increases in mortgage banking revenues and loan related derivative income. See additional disclosure under the caption “Noninterest Income” above.

Banking noninterest expenses for the three and nine months ended September 30, 2025 totaled $28.7 million and $89.7 million, respectively. Included in the nine months ended September 30, 2025 was $4.9 million of the total pension plan settlement charge that was recognized and allocated to the Banking segment in the first quarter. Excluding this item, noninterest expenses for the Banking segment for the three and nine months ended September 30, 2025 increased by $1.3 million and $3.5 million, respectively, from the same periods in 2024, reflecting increases in salaries and employee benefits expense, net occupancy, outsourced services, and system conversion costs, partially offset by a decrease in FDIC insurance costs. See additional discussion under the caption “Noninterest Expense” above.

Wealth Management Services
The following table presents a summarized statement of operations for the Wealth Management Services business segment:

(Dollars in thousands)	Three Months				Nine Months
			Change				Change
Periods ended September 30,	2025	2024	$	%	2025	2024	$	%
Net interest income	$—	$—	$—	—%	$—	$—	$—	—%
Noninterest income	10,521	10,095	426	4	30,887	31,695	(808)	(3)
Noninterest expense	7,042	7,103	(61)	(1)	24,710	21,424	3,286	15
Income before income taxes	3,479	2,992	487	16	6,177	10,271	(4,094)	(40)
Income tax expense	843	656	187	29	1,591	2,257	(666)	(30)
Net income	$2,636	$2,336	$300	13%	$4,586	$8,014	($3,428)	(43%)

For the three and nine months ended September 30, 2025, noninterest income derived from the Wealth Management Services segment increased by $426 thousand and decreased by $808 thousand, respectively, from the same periods in 2024. The year-to-date comparison was impacted by the first quarter 2024 litigation settlement. Excluding this item, Wealth Management noninterest income for the three and nine months ended September 30, 2025 increased by $426 thousand and $1.3 million, respectively, from the same periods in 2024, largely reflecting an increase in asset-based revenues. See further discussion under the caption “Noninterest Income” above.

Wealth Management Services segment noninterest expenses for the three and nine months ended September 30, 2025 totaled $7.0 million and $24.7 million, respectively. Included in the nine months ended September 30, 2025 was $1.5 million of the total pension plan settlement charge, which was recognized and allocated to the Wealth Management Services segment in the first quarter. Excluding this item, noninterest expenses for the Wealth Management Services segment for the three and nine months ended September 30, 2025 decreased modestly by $61 thousand and increased by $1.8 million, respectively, from the same periods in 2024. The year-to-date change largely reflected increases in salaries and employee benefits expense. See additional discussion under the caption “Noninterest Expense” above.

Management's Discussion and Analysis
Financial Condition
Summary
The following table presents selected financial condition data:

(Dollars in thousands)			Change
	September 30, 2025	December 31, 2024	$	%
Cash and due from banks	$179,490	$109,902	$69,588	63%
Mortgage loans held for sale, lower of cost or market	—	281,706	(281,706)	(100%)
Available for sale debt securities	962,466	916,305	46,161	5
Total loans	5,122,582	5,137,838	(15,256)	—
Allowance for credit losses on loans	36,576	41,960	(5,384)	(13)
Total assets	6,717,921	6,930,647	(212,726)	(3)
Total deposits	5,222,836	5,115,800	107,036	2
FHLB advances	791,000	1,125,000	(334,000)	(30)
Total shareholders’ equity	533,021	499,728	33,293	7

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

Determination of Fair Value
The Corporation uses an independent pricing service to obtain quoted prices. The prices provided by the independent pricing service are generally based on observable market data in active markets. The determination of whether markets are active or inactive is based upon the level of trading activity for a particular security class. Management reviews the independent pricing service’s documentation to gain an understanding of the appropriateness of the pricing methodologies. Management also reviews the prices provided by the independent pricing service for reasonableness based upon current trading levels for similar securities. If the prices appear unusual, they are re-examined and the value is either confirmed or revised. In addition, management periodically performs independent price tests of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of September 30, 2025 and December 31, 2024, management did not make any adjustments to the prices provided by the pricing service.

Our fair value measurements generally utilize Level 2 inputs, representing quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, and model-derived valuations in which all significant input assumptions are observable in active markets.

Management's Discussion and Analysis

See Notes 3 and 9 to the Unaudited Consolidated Financial Statements for additional information regarding the determination of fair value of investment securities.

Securities Portfolio
The carrying amounts of securities held are as follows:

(Dollars in thousands)	September 30, 2025		December 31, 2024
	Amount	% of Total	Amount	% of Total
Available for Sale Debt Securities:
Obligations of U.S. government agencies and government-sponsored enterprises	$40,104	4%	$38,612	4%
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	902,923	94	855,147	94
Obligations of states and political subdivisions	654	—	655	—
Individual name issuer trust preferred debt securities	6,090	1	9,221	1
Corporate bonds	12,695	1	12,670	1
Total available for sale debt securities	$962,466	100%	$916,305	100%

The securities portfolio represented 14% of total assets at September 30, 2025, compared to 13% of total assets at December 31, 2024. The largest component of the securities portfolio is mortgage-backed securities, all of which are issued by U.S. government agencies or U.S. government-sponsored enterprises.

The securities portfolio increased by $46.2 million, or 5%, from the end of 2024. This included purchases of U.S. government agency mortgage-backed securities, totaling $75.6 million, with a weighted average yield of 5.47%, and an increase of $32.6 million (pre-tax) in the fair value of available for sale securities. These increases were partially offset by $61.3 million of routine pay-downs on mortgage-backed securities and calls of trust preferred debt securities.

The carrying amounts of available for sale debt securities as of September 30, 2025 and December 31, 2024 included net unrealized losses of $100.7 million and $133.3 million, respectively. The net unrealized losses were primarily concentrated in obligations of U.S. government agencies and U.S. government-sponsored enterprises, including mortgage-backed securities, and primarily attributable to relative changes in market interest rates since the time of purchase. See Note 3 to the Unaudited Consolidated Financial Statements for additional information.

Loans
We primarily serve individuals and businesses located in southern New England, and a substantial portion of our loans are secured by properties in southern New England. Total loans amounted to $5.1 billion at September 30, 2025, down by $15.3 million, or 0.3%, from the end of 2024.

Management's Discussion and Analysis
The following table sets forth the composition of the Corporation’s loan portfolio:

(Dollars in thousands)	September 30, 2025		December 31, 2024
	Amount	% of Total	Amount	% of Total
Commercial:
Commercial real estate	$2,156,750	42%	$2,154,504	42%
Commercial & industrial	568,317	11	542,474	10
Total commercial	2,725,067	53	2,696,978	52
Residential Real Estate:
Residential real estate (1)	2,073,740	40	2,126,171	41
Consumer:
Home equity	307,371	6	297,119	6
Other	16,404	1	17,570	1
Total consumer	323,775	7	314,689	7
Total loans	$5,122,582	100%	$5,137,838	100%
(1)Includes negative basis adjustments associated with fair value hedges of $255 thousand and $1.5 million, respectively, at September 30, 2025 and December 31, 2024. See Note 8 to the Unaudited Consolidated Financial Statements for additional disclosure.

Commercial Loans
The commercial loan portfolio represented 53% of total loans at September 30, 2025, compared to 52% at December 31, 2024.

In making commercial loans, we may occasionally solicit the participation of other banks. The Bank also participates in commercial loans originated by other banks. In such cases, these loans are individually underwritten by us using standards similar to those employed for our self-originated loans. Our participation in commercial loans originated by other banks amounted to $659.4 million and $685.7 million, respectively, at September 30, 2025 and December 31, 2024. Our participation in commercial loans originated by other banks also includes shared national credits. Shared national credits are defined as participation in loans or loan commitments of at least $100.0 million that are shared by three or more banks.

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

Commercial Real Estate Loans
CRE loans totaled $2.2 billion at September 30, 2025, up by $2.2 million, or 0.1%, from the balance at December 31, 2024. In the first nine months of 2025, CRE advances and originations amounted to $235.7 million and were largely offset by payments.

The outstanding balance of construction and development loans included in the CRE loan portfolio amounted to $92.8 million and $102.2 million, respectively, as of September 30, 2025 and December 31, 2024.

Shared national credit balances outstanding included in the CRE loan portfolio at September 30, 2025 totaled $89.5 million, of which $63.7 million was included in the pass-rated category of commercial loan credit quality and $25.8 million was

Management's Discussion and Analysis
included in the classified category. At December 31, 2024, shared national credit balances outstanding included in the CRE loan portfolio totaled $84.7 million, of which $63.7 million was included in the pass-rated category of commercial loan credit quality and $21.0 million was included in the classified category. All of these loans were current with respect to contractual payment terms at both dates.

The following table presents a geographic summary of CRE loans by property location:

(Dollars in thousands)	September 30, 2025		December 31, 2024
	Outstanding Balance	% of Total	Outstanding Balance	% of Total
Connecticut	$833,352	39%	$839,079	39%
Massachusetts	671,406	31	663,026	31
Rhode Island	381,363	17	434,244	20
Subtotal	1,886,121	87	1,936,349	90
All other states	270,629	13	218,155	10
Total	$2,156,750	100%	$2,154,504	100%

Management considers the CRE portfolio to be well-diversified with loans across several property types. Other than the multi-family segment that is discussed further below, there were no other property types within the CRE portfolio that exceeded 10% of total loans. The following table presents a summary of CRE loans by property type segmentation:

(Dollars in thousands)	September 30, 2025		December 31, 2024
	Outstanding Balance (1)	% of CRE Total	Outstanding Balance (1)	% of CRE Total
CRE Portfolio Segmentation:
Multi-family	$635,773	29%	$567,243	26%
Retail	432,695	20	433,146	20
Industrial and warehouse	381,435	18	358,425	17
Office	242,165	11	289,853	13
Hospitality	228,047	11	213,585	10
Healthcare facility	160,410	7	205,858	10
Mixed-use	26,309	1	29,023	1
Other	49,916	3	57,371	3
Total CRE loans	$2,156,750	100%	$2,154,504	100%

Average CRE loan size (2)	$5,112		$5,255
Largest individual CRE loan outstanding	$65,503		$65,482
(1)Does not include unfunded commitments of $97.8 million and $168.3 million, respectively, as of September 30, 2025 and December 31, 2024.
(2)Total commitment (outstanding loan balance plus unfunded commitments) divided by number of loans.

Multi-family, our largest single CRE segment, totaled $635.8 million as of September 30, 2025, representing 12% of total loans and 29% of the total CRE portfolio. This segment includes non-owner occupied residential properties consisting of four or more units that are rented to tenants. At September 30, 2025, the credit quality of the multi-family segment was 100% pass-rated. Also, there were no nonaccrual loans and all loans were current with respect to payment terms at September 30, 2025 in this segment.

There continues to be heightened focus in the banking industry on the CRE office sector, given the continuation of remote work and elevated vacancies across the office market. As of September 30, 2025, Washington Trust’s CRE office loan segment totaled $242.2 million, or 5% of total loans and 11% of the total CRE loans. The loans are secured by non-owner occupied office properties, including medical office and lab space, located in our primary lending market area of southern New England - Massachusetts, Connecticut, and Rhode Island. Furthermore, approximately 66% of the CRE office segment balance of $242.2 million is secured by properties located in suburban areas. As of September 30, 2025, 100% of the CRE

Management's Discussion and Analysis
office segment was current with respect to payment terms, and 100% of the CRE office segment was on accruing status. Additionally, the credit quality of the CRE office loan segment was 74% pass-rated, 13% special mention-rated, and 13% classified as of September 30, 2025.

Commercial and Industrial Loans
C&I loans amounted to $568.3 million at September 30, 2025, up by $25.8 million, or 5%, from the balance at December 31, 2024. In the first nine months of 2025, C&I originations and advances amounted to $48.1 million and were partially offset by payments.

Shared national credit balances outstanding included in the C&I loan portfolio at September 30, 2025 totaled $83.7 million, of which $83.2 million was included in the pass-rated category of commercial loan credit quality and $507 thousand was included in the classified category. The classified balance at September 30, 2025 was on nonaccrual status and was current with respect to payment terms. At December 31, 2024, shared national credit balances outstanding included in the C&I loan portfolio totaled $71.0 million, all of which were in the pass-rated category and current with respect to payment terms.

Management considers the C&I portfolio to be well-diversified with loans across several industries. The following table presents a summary of C&I loan by industry segmentation:

(Dollars in thousands)	September 30, 2025		December 31, 2024
	Outstanding Balance (1)	% of C&I Total	Outstanding Balance (1)	% of C&I Total
C&I Portfolio Segmentation:
Healthcare and social assistance	$148,760	26%	$126,547	23%
Real estate rental and leasing	56,402	10	63,992	12
Educational services	54,754	10	47,092	9
Transportation and warehousing	52,204	9	55,784	10
Retail trade	49,234	9	41,132	8
Accommodation and food services	26,161	5	12,368	2
Finance and insurance	25,561	4	26,557	5
Information	21,626	4	22,265	4
Manufacturing	20,903	4	32,140	6
Arts, entertainment, and recreation	18,646	3	19,861	4
Professional, scientific, and technical services	12,242	2	10,845	2
Public administration	1,789	—	2,186	—
Other	80,035	14	81,705	15
Total C&I loans	$568,317	100%	$542,474	100%

Average C&I loan size (2)	$823		$798
Largest individual C&I loan outstanding	$32,560		$25,333
(1)Does not include unfunded commitments of $283.8 million and $307.9 million, respectively, as of September 30, 2025 and December 31, 2024.
(2)Total commitment (outstanding loan balance plus unfunded commitments) divided by number of loans.

Healthcare and social assistance, our largest single C&I segment, totaled $148.8 million as of September 30, 2025, representing 3% of total loans and 26% of the total C&I portfolio. This segment includes specialty medical practices, elder services, and community and mental health centers. At September 30, 2025, the credit quality of the healthcare and social assistance segment was 89% pass-rated and 11% was special mention. Also, there were no nonaccrual loans and all loans were current with respect to payment terms at September 30, 2025 in this segment.

Residential Real Estate Loans
The residential real estate loan portfolio represented 40% of total loans at September 30, 2025, compared to 41% at December 31, 2024.

Management's Discussion and Analysis
Residential real estate loans amounted to $2.1 billion at September 30, 2025, down by $52.4 million, or 2%, from the balance at December 31, 2024.

The following is a geographic summary of residential real estate loans by property location:

(Dollars in thousands)	September 30, 2025		December 31, 2024
	Amount	% of Total	Amount	% of Total
Massachusetts	$1,460,357	70%	$1,530,847	72%
Rhode Island	466,056	23	443,237	21
Connecticut	124,805	6	128,933	6
Subtotal	2,051,218	99	2,103,017	99
All other states	22,522	1	23,154	1
Total (1)	$2,073,740	100%	$2,126,171	100%
(1)Includes residential mortgage loans purchased from and serviced by other financial institutions totaling $41.0 million and $46.8 million, respectively, as of September 30, 2025 and December 31, 2024.

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

The table below presents residential real estate loan origination activity:

(Dollars in thousands)	Three Months				Nine Months
Periods ended September 30,	2025		2024		2025		2024
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Originations for retention in portfolio (1)	$50,852	29%	$26,317	19%	$129,845	28%	$77,311	20%
Originations for sale to the secondary market (2)	122,300	71	115,117	81	328,031	72	303,943	80
Total	$173,152	100%	$141,434	100%	$457,876	100%	$381,254	100%
(1)Includes the full commitment amount of homeowner construction loans.
(2)Includes brokered loans (loans originated for others).

The table below presents residential real estate loan sales activity:

(Dollars in thousands)
	Three Months				Nine Months
Periods ended September 30,	2025		2024		2025		2024
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Loans sold with servicing rights retained	$9,774	8%	$17,881	15%	$34,355	11%	$66,508	22%
Loans sold with servicing rights released (1)	116,713	92	102,457	85	284,406	89	236,526	78
Total	$126,487	100%	$120,338	100%	$318,761	100%	$303,034	100%
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

Loans are sold with servicing retained or released. Loans sold with servicing rights retained result in the capitalization of servicing rights. Loan servicing rights are included in other assets and are subsequently amortized as an offset to mortgage banking revenues over the estimated period of servicing. The net balance of capitalized servicing rights amounted to

Management's Discussion and Analysis
$6.9 million and $7.7 million, respectively, as of September 30, 2025 and December 31, 2024. The balance of residential mortgage loans serviced for others, which are not included in the Unaudited Consolidated Balance Sheets, amounted to $1.4 billion at both September 30, 2025 and December 31, 2024.

Consumer Loans
The consumer loan portfolio represented 7% of total loans at both September 30, 2025 and December 31, 2024.

Consumer loans include home equity loans and lines of credit and personal installment loans. Home equity lines of credit and home equity loans represented 95% of the total consumer portfolio at September 30, 2025. Our home equity line and home equity loan origination activities are conducted primarily in southern New England. The Bank estimates that approximately 45% of the combined home equity lines of credit and home equity loan balances are first lien positions or subordinate to other Washington Trust mortgages.

The consumer loan portfolio totaled $323.8 million at September 30, 2025, up by $9.1 million, or 3%, from December 31, 2024, largely reflecting an increase in home equity loans.

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

Nonperforming Assets
Nonperforming assets include nonaccrual loans and OREO.

The following table presents nonperforming assets and additional asset quality data:

(Dollars in thousands)	September 30, 2025	December 31, 2024
Commercial:
Commercial real estate	$—	$10,053
Commercial & industrial	1,010	515
Total commercial	1,010	10,568
Residential Real Estate:
Residential real estate	11,129	10,767
Consumer:
Home equity	1,877	1,972
Other	—	—
Total consumer	1,877	1,972
Total nonaccrual loans	14,016	23,307
OREO, net	—	—
Total nonperforming assets	$14,016	$23,307

Nonperforming assets to total assets	0.21%	0.34%
Nonperforming loans to total loans	0.27%	0.45%
Total past due loans to total loans	0.16%	0.23%
Allowance for credit losses on loans to total loans	0.71%	0.82%
Allowance for credit losses on loans to nonaccrual loans	260.96%	180.03%
Accruing loans 90 days or more past due	$—	$—

Management's Discussion and Analysis
Nonaccrual Loans
During the nine months ended September 30, 2025, the Corporation made no changes in its practices or policies concerning the placement of loans into nonaccrual status.

The following table presents the activity in nonaccrual loans:

(Dollars in thousands)	Three Months		Nine Months
For the periods ended September 30,	2025	2024	2025	2024
Balance at beginning of period	$26,108	$30,479	$23,307	$44,618
Additions to nonaccrual status	1,068	1,880	13,664	2,867
Loans returned to accruing status	—	(268)	(1,497)	(14,401)
Loans charged-off	(11,459)	(59)	(14,648)	(182)
Loans transferred to other real estate owned	—	—	—	—
Payments, payoffs, and other changes	(1,701)	(890)	(6,810)	(1,760)
Balance at end of period	$14,016	$31,142	$14,016	$31,142

As previously disclosed on a Form 8-K filed on October 8, 2025, the Corporation’s third quarter 2025 results were adversely impacted by $11.3 million of charge-offs on two nonaccrual commercial loan relationships.

The first loan relationship was a C&I participation in a shared national credit to a telecom infrastructure construction contractor. The contractor filed for Chapter 11 bankruptcy in the second quarter of 2025 due to cash flow problems, and at that time, the Corporation placed the loan relationship on nonaccrual status. As of June 30, 2025, this individually analyzed collateral dependent relationship had a carrying value of $9.3 million, of which $1.4 million was past due. Utilizing the information available at that time, which included collateral valuations (estimated bids from the sale of the company and estimated recovery of receivables), management established a specific reserve of $2.3 million at June 30, 2025, which covered approximately 25% of the carrying value. Based on ensuing developments in the bankruptcy proceedings during the third quarter, which included bidders dropping out of the sale process, the company sold via auction on August 28, 2025 significantly below expectations. Additionally, the bank group, which included the Bank, approved the sale of the receivables on September 15, 2025. As a result of these updated recovery estimates, the Corporation revised its estimate of expected credit losses on this relationship and recognized a charge-off of $8.3 million in the third quarter. The remaining carrying value of $1.0 million as of September 30, 2025 was collected in October 2025.

The second loan was a CRE loan secured by an office property in our primary lending area of southern New England. This loan was previously placed on nonaccrual status in 2023 and was also modified and reported as a TLM. As of June 30, 2025, this individually analyzed collateral dependent loan had a carrying value of $4.3 million, net of previous charge-offs taken. Based on an appraisal received in the first quarter of 2025, management concluded that no additional specific reserve was warranted for this loan at June 30, 2025. In September 2025, the Corporation changed its exit strategy and decided to sell this loan. Late in September, the sale closed, proceeds of $1.2 million were received, and a charge-off of $3.0 million was recognized.

Management's Discussion and Analysis
The following table presents additional detail on nonaccrual loans:

(Dollars in thousands)	September 30, 2025					December 31, 2024
		Days Past Due					Days Past Due
	Current	30-89	90 or More	Total Nonaccrual	% (1)	Current	30-89	90 or More	Total Nonaccrual	% (1)
Commercial:
Commercial real estate	$—	$—	$—	$—	—%	$10,053	$—	$—	$10,053	0.47%
Commercial & industrial	1,010	—	—	1,010	0.18	—	515	—	515	0.09
Total commercial	1,010	—	—	1,010	0.04	10,053	515	—	10,568	0.39
Residential Real Estate:
Residential real estate	5,542	2,475	3,112	11,129	0.54	5,975	2,419	2,373	10,767	0.51
Consumer:
Home equity	1,539	170	168	1,877	0.61	832	233	907	1,972	0.66
Other	—	—	—	—	—	—	—	—	—	—
Total consumer	1,539	170	168	1,877	0.58	832	233	907	1,972	0.63
Total nonaccrual loans	$8,091	$2,645	$3,280	$14,016	0.27%	$16,860	$3,167	$3,280	$23,307	0.45%
(1)    Percentage of nonaccrual loans to the total loans outstanding within the respective loan class.

As of September 30, 2025, the composition of nonaccrual loans was 7% commercial and 93% residential and consumer. This compared to 45% commercial and 55% residential and consumer as of December 31, 2024.

Nonaccrual loans at September 30, 2025 totaled $14.0 million, down by $9.3 million from the end of 2024, largely reflecting a decline in nonaccrual CRE loans of $10.1 million. The decline in nonaccrual CRE loans was concentrated in CRE office segment and reflected year-to-date charge-offs, a loan payoff received in the second quarter of 2025 and loan sale proceeds received in the third quarter of 2025. Additionally, see discussion above regarding the collection of the $1.0 million nonaccrual C&I balance in October of 2025.

As of September 30, 2025, the balance of nonaccrual residential mortgage loans was predominately secured by properties in Massachusetts, Connecticut, and Rhode Island. Included in total nonaccrual residential real estate loans at September 30, 2025 were two loans purchased for portfolio and serviced by others amounting to $507 thousand.  Management monitors the collection efforts of its third-party servicers as part of its assessment of the collectability of nonperforming loans.

Past Due Loans
The following table presents past due loans by class:

(Dollars in thousands)	September 30, 2025		December 31, 2024
	Amount	% (1)	Amount	% (1)
Commercial:
Commercial real estate	$—	—%	$—	—%
Commercial & industrial	8	—	900	0.17
Total commercial	8	—	900	0.03
Residential Real Estate:
Residential real estate	6,470	0.31	7,741	0.36
Consumer:
Home equity	1,583	0.52	2,947	0.99
Other	51	0.31	394	2.24
Total consumer	1,634	0.50	3,341	1.06
Total past due loans	$8,112	0.16%	$11,982	0.23%
(1)Percentage of past due loans to the total loans outstanding within the respective loan class.

Management's Discussion and Analysis
The composition of past due loans (loans past due 30 days or more) was essentially all residential and consumer as of September 30, 2025, compared to 92% residential and consumer and 8% commercial as of December 31, 2024.

Total past due loans decreased by $3.9 million from the end of 2024, largely reflecting decreases in past due consumer and residential mortgage loans.

Total past due loans included $5.9 million of nonaccrual loans as of September 30, 2025, compared to $6.4 million as of December 31, 2024.

All loans 90 days or more past due at September 30, 2025 and December 31, 2024 were classified as nonaccrual.

Potential Problem Loans
The Corporation classifies certain loans as “substandard,” “doubtful,” or “loss” based on criteria consistent with guidelines provided by banking regulators.  Potential problem loans include classified accruing commercial loans that were less than 90 days past due at September 30, 2025 and other loans for which known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future. Potential problem loans are not included in the amounts of nonaccrual loans presented above.

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

Management has identified $32.1 million in potential problem loans at September 30, 2025, compared to $28.2 million at December 31, 2024. As of September 30, 2025, the balance of potential problem loans largely consisted of two CRE loans secured by office properties in Massachusetts. At September 30, 2025, these loans were current with respect to payment terms.

Allowance for Credit Losses on Loans
The ACL on loans is management’s estimate of expected lifetime credit losses on loans carried at amortized cost.  The ACL on loans is established through a provision for credit losses recognized in earnings. The ACL on loans is reduced by charge-offs on loans and is increased by recoveries of amounts previously charged off. There were no significant changes in our modeling methodology to determine the ACL on loans during the three and nine months ended September 30, 2025.

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

The Corporation does not recognize a recovery when new appraisals indicate a subsequent increase in value.

The following table presents additional detail on the Corporation’s loan portfolio and associated allowance:

Management's Discussion and Analysis

(Dollars in thousands)	September 30, 2025			December 31, 2024
	Loans	Related Allowance	Allowance / Loans	Loans	Related Allowance	Allowance / Loans
Individually analyzed loans	$14,115	$53	0.38%	$16,591	$1,543	9.30%
Pooled (collectively evaluated) loans (1)	5,108,722	36,523	0.71	5,122,728	40,417	0.79
Total	$5,122,837	$36,576	0.71%	$5,139,319	$41,960	0.82%
(1)The amount reported for pooled loans excludes negative basis adjustments associated with fair value hedges of $255 thousand and $1.5 million, respectively, at September 30, 2025 and December 31, 2024. See Note 8 to the Unaudited Consolidated Financial Statements for additional disclosure.

The ACL on loans amounted to $36.6 million at September 30, 2025, down by $5.4 million, or 13%, from the balance at December 31, 2024. The ACL on loans as a percentage of total loans, also known as the reserve coverage ratio, was 0.71% at September 30, 2025, compared to 0.82% at December 31, 2024. ACL on loans as percentage of nonaccrual loans was 260.96% at September 30, 2025, compared to 180.03% at December 31, 2024.

Net charge-offs totaled $11.4 million and $14.4 million, respectively, for the three and nine months ended September 30, 2025. See additional discussion regarding third quarter charge-offs of $11.3 million on two nonaccrual commercial loan relationships above under the caption “Nonaccrual Loans.” Net charge-offs were $48 thousand and $127 thousand, respectively, for the three and nine months ended September 30, 2024.

Various loan loss allowance coverage ratios are affected by the timing and extent of charge-offs, particularly with respect to individually analyzed collateral dependent loans. The decrease in the ACL on loans from December 31, 2024 reflects the resolution of the two commercial loan relationships discussed above, as well as net improvements in loss given default estimates and regression analysis results, which were reflective of the performance of the overall loan portfolio and changes in econometric forecasts. As further disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, for pooled loans the Corporation utilizes a discounted cash flow methodology to estimate credit losses over the expected life of the loan. The methodology incorporates a probability of default and loss given default framework. Loss given default is estimated based on historical credit loss experience. Probability of default is estimated utilizing a regression model that incorporates econometric factors. See additional disclosure regarding our ACL methodology in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

(Dollars in thousands)	September 30, 2025			December 31, 2024
	Allocated ACL	ACL to Loans	Loans to Total Portfolio (1)	Allocated ACL	ACL to Loans	Loans to Total Portfolio (1)
Commercial:
Commercial real estate	$18,843	0.87%	42%	$26,485	1.23%	42%
Commercial & industrial	9,714	1.71	11	7,277	1.34	10
Total commercial	28,557	1.05	53	33,762	1.25	52
Residential Real Estate:
Residential real estate	6,623	0.32	40	6,832	0.32	41
Consumer:
Home equity	1,136	0.37	6	1,031	0.35	6
Other	260	1.58	1	335	1.91	1
Total consumer	1,396	0.43	7	1,366	0.43	7
Total ACL on loans at end of period	$36,576	0.71%	100%	$41,960	0.82%	100%
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

The following table presents a summary of deposits:

(Dollars in thousands)	September 30, 2025		December 31, 2024		Change in Balance
	Amount	% of Total	Amount	% of Total	$	%
Noninterest-bearing demand deposits	$671,309	13%	$661,776	13%	$9,533	1%
Interest-bearing demand deposits	703,848	13	592,904	12	110,944	19
NOW accounts	684,689	13	692,812	14	(8,123)	(1)
Money market accounts	1,195,463	23	1,154,745	23	40,718	4
Savings accounts	733,529	14	523,915	10	209,614	40
Time deposits (in-market)	1,233,998	24	1,192,110	22	41,888	4
Total in-market deposits (1)	5,222,836	100	4,818,262	94	404,574	8
Wholesale brokered time deposits	—	—	297,538	6	(297,538)	(100)
Total deposits	$5,222,836	100%	$5,115,800	100%	$107,036	2%
(1)    As of September 30, 2025, in-market deposits were approximately 59% retail and 41% commercial and the average size was approximately $39 thousand.

Total deposits amounted to $5.2 billion at September 30, 2025, up by $107.0 million, or 2%, from December 31, 2024, due to an increase in in-market deposits that was partially offset by a decline in wholesale brokered time deposits of $297.5 million. See disclosure regarding wholesale funding under the caption “Borrowings” below.

Our in-market deposits, which exclude wholesale brokered time deposits, are well-diversified by industry and customer type. In-market deposits were up by $404.6 million, or 8%, from the balance at December 31, 2024, largely reflecting increases in savings and interest-bearing demand deposit balances. Growing deposits continues to be highly competitive in our market area and demand for higher-cost deposit products is intense. Washington Trust remains focused on maintaining and growing depositor relationships.

Management's Discussion and Analysis
The following table presents a summary of the Bank’s uninsured deposits:

(Dollars in thousands)	September 30, 2025		December 31, 2024
	Balance	% of Total Deposits	Balance	% of Total Deposits
Uninsured Deposits:
Uninsured deposits (1)	$1,449,863	28%	$1,363,689	27%
Less: affiliate deposits (2)	90,198	2	94,740	2
Uninsured deposits, excluding affiliate deposits	1,359,665	26	1,268,949	25
Less: fully-collateralized preferred deposits (3)	228,992	4	197,638	4
Uninsured deposits, after exclusions	$1,130,673	22%	$1,071,311	21%
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

Borrowings
Borrowings primarily consist of FHLB advances, which are used as a source of funding for liquidity and interest rate risk management purposes. FHLB advances totaled $791.0 million at September 30, 2025, down by $334.0 million, or 30%, from the balance at the end of 2024. For additional information regarding FHLB advances see Note 11 to the Unaudited Consolidated Financial Statements.

Both FHLB advances and wholesale brokered time deposits decreased in the nine months ended September 30, 2025, reflecting increases in in-market deposits, the redeployment of cash resulting from the previously disclosed balance sheet repositioning transactions, and timing of liquidity management activities.

Liquidity and Capital Resources
Liquidity Management
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand.  The Corporation’s primary source of liquidity is in-market deposits, which funded approximately 75% of total average assets in the nine months ended September 30, 2025.  While the generally preferred funding strategy is to attract and retain low-cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace.  Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and brokered deposits), cash flows from the investment securities portfolio, and loan repayments.  Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs, although management has no intention to do so at this time.

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

Management's Discussion and Analysis
The table below presents a summary of contingent liquidity balances by source:

(Dollars in thousands)	September 30, 2025	December 31, 2024
Contingent Liquidity:
Federal Home Loan Bank of Boston (1)	$1,074,797	$752,951
Federal Reserve Bank of Boston (2)	105,793	70,286
Available cash liquidity (3)	107,291	36,647
Unencumbered securities	555,383	597,771
Total contingent liquidity	$1,843,264	$1,457,655

Percentage of total contingent liquidity to uninsured deposits	127.1%	106.9%
Percentage of total contingent liquidity to uninsured deposits, after exclusions	163.0%	136.1%
(1)As of September 30, 2025 and December 31, 2024, loans with a carrying value of $2.7 billion and $2.8 billion, respectively, and securities available for sale with carrying values of $72.9 million and $74.2 million, respectively, were pledged to the FHLB resulting in this additional borrowing capacity.
(2)As of September 30, 2025 and December 31, 2024, loans with a carrying value of $62.3 million and $68.5 million, respectively, and securities available for sale with a carrying value of $58.7 million and $13.9 million, respectively, were pledged to the FRBB for the discount window resulting in this additional unused borrowing capacity.
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

In addition to the amounts presented above, the Bank also had access to a $40.0 million unused line of credit with the FHLB at September 30, 2025 and December 31, 2024.

The ALCO establishes and monitors internal liquidity measures to manage liquidity exposure. Liquidity remained within target ranges established by the ALCO during the nine months ended September 30, 2025.  Based on its assessment of the liquidity considerations described above, management believes the Corporation’s sources of funding meet anticipated funding needs.

Contractual Obligations, Commitments, and Off-Balance Sheet Arrangements
In the ordinary course of business, the Corporation enters into contractual obligations that require future cash payments. These include payments related to lease obligations, time deposits with stated maturity dates, and borrowings. Also, in the ordinary course of business, the Corporation engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in the financial statements, or are recorded in amounts that differ from the notional amounts.  These financial transactions include commitments to extend credit, standby letters of credit, forward loan commitments, loan related derivative contracts and interest rate risk management contracts. For additional information on derivative financial instruments and financial instruments with off-balance sheet risk see Notes 8 and 18 to the Unaudited Consolidated Financial Statements.

Capital Resources
Total shareholders’ equity amounted to $533.0 million at September 30, 2025, up by $33.3 million from December 31, 2024. This net increase primarily reflected net income of $36.3 million and an improvement of $34.3 million in the AOCL component of shareholders' equity, partially offset by dividend declarations of $32.7 million and a net increase in treasury stock of $5.7 million. The improvement in AOCL included an increase in fair value of available for sale debt securities, as well as the effects of the remeasurement of the qualified pension plan upon settlement and reclassification of the after-tax pension plan settlement charge to noninterest expenses. See Note 16 to the Unaudited Consolidated Financial Statements for additional disclosure regarding changes in AOCL. The net increase in treasury stock included the Corporation’s repurchase of 246,803 shares, at an average price of $27.28 and a total cost of $6.7 million, under its 2025 Repurchase Program.

Washington Trust declared a quarterly dividend of 56 cents per share for the three months ended September 30, 2025, unchanged from the 56 cents per share declared for the same period in 2024.

Management's Discussion and Analysis
The ratio of total equity to total assets amounted to 7.93% at September 30, 2025, compared to a ratio of 7.21% at December 31, 2024.  Book value per share was $27.98 at September 30, 2025, compared to $25.93 at December 31, 2024.

The Bancorp and the Bank are subject to various regulatory capital requirements and are considered “well capitalized,” with a total risk-based capital ratio of 12.90% at September 30, 2025, compared to 12.47% at December 31, 2024.

See Note 12 to the Unaudited Consolidated Financial Statements for additional discussion regarding shareholders’ equity.

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

The Corporation utilizes the size and duration of the investment securities portfolio, the size and duration of the wholesale funding portfolio, interest rate contracts, and the pricing and structure of loans and deposits, to manage interest rate risk. The interest rate contracts may include interest rate swaps, caps, floors, and collars. These interest rate contracts involve, to varying degrees, credit risk and interest rate risk. Credit risk is the possibility that a loss may occur if a counterparty to a transaction fails to perform according to terms of the contract. The notional amount of the interest rate contracts is the amount upon which interest and other payments are based. The notional amount is not exchanged, and therefore, should not be taken as a measure of credit risk. See Note 8 to the Unaudited Consolidated Financial Statements for additional information.

The ALCO uses income simulation to measure interest rate risk inherent in the Corporation’s financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income over a 12-month horizon and a 13- to 24-month horizon. The simulations assume that the size and general composition of the Corporation’s balance sheet remain static over the simulation horizons, with the exception of certain deposit mix shifts from lower-cost to higher-cost deposits in selected interest rate scenarios. The simulations at December 31, 2024 incorporated the reclassification of residential mortgage loans from portfolio to held for sale and the sale of these loans completing in January 2025. The simulations at December 31, 2024 assumed the proceeds from the sale of loans were used to pay down maturing wholesale funding balances. Additionally, the simulations take into account the specific repricing, maturity, call options, and prepayment characteristics of differing financial instruments that may vary under different interest rate scenarios. Mortgage-backed securities and residential real estate loans involve a level of risk that unforeseen changes in prepayment speeds may cause related cash flows to vary significantly in differing rate environments.  Such changes could affect the level of reinvestment risk associated with cash flow from these instruments, as well as their market value.  Changes in prepayment speeds could also increase or decrease the amortization of premium or accretion of discounts related to such instruments, thereby affecting interest income. The characteristics of financial instrument classes are reviewed periodically by the ALCO to ensure their accuracy and consistency.

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

The ALCO reviews simulation results to determine whether the Corporation’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure.  As of September 30, 2025 and December 31, 2024, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Corporation. All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Corporation’s balance sheet remain stable.

The ALCO regularly reviews a wide variety of interest rate shift scenario results to evaluate interest rate risk exposure, including parallel changes in interest rates and scenarios showing the effect of steepening or flattening changes in the yield curve.  Because income simulations assume that the Corporation’s balance sheet will generally remain static over the

Management's Discussion and Analysis
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

The following table sets forth the estimated change in net interest income from an unchanged rate scenario over the periods indicated for parallel changes in market interest rates using the Corporation’s on- and off-balance sheet financial instruments as of September 30, 2025 and December 31, 2024.  Interest rates are assumed to shift by parallel rate changes as shown in the table below. Further, deposits are assumed to have certain minimum rate levels below which they will not fall.  It should be noted that the rate scenarios shown do not necessarily reflect the ALCO’s view of the “most likely” change in interest rates over the periods indicated.

	September 30, 2025		December 31, 2024
	Months 1 - 12	Months 13 - 24	Months 1 - 12	Months 13 - 24
100 basis point rate decrease	(2.11)%	(2.90%)	(1.83)%	(0.53%)
200 basis point rate decrease	(3.94)	(5.57)	(3.78)	(1.67)
300 basis point rate decrease	(5.71)	(8.12)	(5.89)	(3.73)
100 basis point rate increase	0.91	0.03	(0.16)	(3.52)
200 basis point rate increase	2.44	0.81	1.54	(3.98)
300 basis point rate increase	3.91	1.29	3.25	(4.81)

The relative change in interest rate sensitivity from December 31, 2024, as shown in the above table, was attributable to changes in balance sheet composition and market interest rates. The changes included in-market deposit growth and also reflected the balance sheet repositioning transactions previously announced in December 2024, which included a reduction in loans and a lower level of wholesale funding. Lower levels of wholesale funding improve the Corporation’s interest rate exposure in rising rate scenarios, but have the opposite effect in declining rate scenarios because wholesale funding reprices more quickly and by a greater amount than the repricing of in-market deposits in response to changes in market rates.

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

Management's Discussion and Analysis
The following table summarizes the potential change in market value of the Corporation’s available for sale debt securities as of September 30, 2025 and December 31, 2024 resulting from immediate parallel rate shifts:

(Dollars in thousands)
Security Type	Down 100 Basis Points	Up 200 Basis Points
Obligations of U.S. government-sponsored enterprise securities (callable)	$1,018	($1,950)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	47,094	(114,474)
Obligations of states and political subdivisions	28	(96)
Trust preferred debt and other corporate debt securities	69	(150)
Total change in market value as of September 30, 2025	$48,209	($116,670)
Total change in market value as of December 31, 2024	$75,007	($140,027)

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

Item 4.  Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, of the Corporation’s disclosure controls and procedures as of the period ended September 30, 2025.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Corporation’s management including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.  The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

Internal Control Over Financial Reporting
There has been no change in the Corporation’s internal controls over financial reporting during the quarter ended September 30, 2025 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes repurchases of shares of the Corporation’s common stock in the third quarter of 2025:

	Issuer Purchases of Equity Securities
Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans	(d) Maximum number of shares that may yet be purchased under plans
July 1 - 31, 2025	128,206	$27.41	128,206	711,794
August 1 - 31, 2025	108,597	26.91	108,597	603,197
September 1 - 30, 2025	—	—	—	603,197
Total (1)	236,803	$27.18	236,803	603,197
(1)During the second quarter of 2025, the Board of Directors of the Corporation adopted the 2025 Repurchase Program, which authorizes the repurchase of up to 850,000 shares, or approximately 4% of the Corporation’s outstanding common stock. Repurchases under the 2025 Repurchase Program are conducted pursuant to a trading plan adopted by the Corporation that is designed to qualify under Rule 10b5-1 under the Exchange Act. The 2025 Repurchase Program commenced on May 15, 2025 and expires on May 15, 2026 and may be modified, suspended, or discontinued at any time.

Item 5.  Other Information
Insider Trading Arrangements
During the three months ended September 30, 2025, none of the Corporation’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6.  Exhibits
(a) Exhibits.  The following exhibits are included as part of this Form 10-Q:

Exhibit Number
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Filed herewith.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Furnished herewith. (1)
101	The following materials from Washington Trust Bancorp, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2025 formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related Notes to these consolidated financial statements.
104	The cover page from the Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2025 has been formatted in Inline XBRL and contained in Exhibit 101.
(1)These certifications are not “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Securities Exchange Act.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASHINGTON TRUST BANCORP, INC.
(Registrant)

Date:	November 6, 2025	By:	/s/ Edward O. Handy III
Edward O. Handy III
Chairman and Chief Executive Officer
(principal executive officer)

Date:	November 6, 2025	By:	/s/ Ronald S. Ohsberg
Ronald S. Ohsberg
Senior Executive Vice President, Chief Financial Officer, and Treasurer
(principal financial officer)

Date:	November 6, 2025	By:	/s/ Maria N. Janes
Maria N. Janes
Executive Vice President, Chief Accounting Officer, and Controller
(principal accounting officer)