Form 10-K
period 2025-12-31
WASHINGTON TRUST BANCORP INC
filed 2026-02-24
CIK 737468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-K
(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended	December 31, 2025	or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________
Commission file number:  001-32991
WASHINGTON TRUST BANCORP, INC.
(Exact name of registrant as specified in its charter)

Rhode Island			05-0404671
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
23 Broad Street,	Westerly,	Rhode Island	02891
(Address of principal executive offices)			(Zip Code)
(401) 348-1200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
COMMON STOCK, $.0625 PAR VALUE PER SHARE	WASH	Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes  ☒No
The aggregate market value of voting stock held by non-affiliates of the registrant at June 30, 2025 was $539,528,713 based on a closing sales price of $28.28 per share as reported on the Nasdaq Global Select Market, which includes $19,517,131 held by The Washington Trust Company, of Westerly under trust agreements and other instruments.
The number of shares of the registrant’s common stock, $.0625 par value per share, outstanding as of January 31, 2026 was 19,039,948.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement dated March 17, 2026 for the Annual Meeting of Shareholders to be held on April 28, 2026 are incorporated by reference into Part III of this Form 10-K.

FORM 10-K
WASHINGTON TRUST BANCORP, INC.
For the Year Ended December 31, 2025

Glossary of Acronyms and Terms

The following is a list of acronyms and terms that are used throughout this Annual Report on Form 10-K:

2003 Stock Incentive Plan	Washington Trust Bancorp, Inc.'s 2003 Stock Incentive Plan
2013 Stock Option and Incentive Plan	Washington Trust Bancorp, Inc.'s 2013 Stock Option and Incentive Plan
2022 Long Term Incentive Plan	Washington Trust Bancorp, Inc.'s 2022 Long Term Incentive Plan
2023 Repurchase Program	Washington Trust Bancorp, Inc.'s Stock Repurchase Program commencing January 1, 2023
2024 Repurchase Program	Washington Trust Bancorp, Inc.'s Stock Repurchase Program commencing January 1, 2024
2025 Repurchase Program	Washington Trust Bancorp, Inc.'s Stock Repurchase Program commencing May 15, 2025
ACL	Allowance for credit losses
Advisers Act	Investment Advisers Act of 1940
ALCO	Asset/Liability Committee
Amended and Restated By-laws	Amended and Restated By-laws approved by the Board of Directors of Washington Trust Bancorp, Inc.
AOCI	Accumulated other comprehensive income
AOCL	Accumulated other comprehensive loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	Automated teller machine
AUA	Assets under administration
Bancorp	Washington Trust Bancorp, Inc.
Bank	The Washington Trust Company, of Westerly
BHCA	Bank Holding Company Act of 1956, as amended
BOLI	Bank-owned life insurance
BSA	Bank Secrecy Act
C&I	Commercial and industrial
CDARS	Certificate of Deposit Account Registry Service
CFPB	Consumer Financial Protection Bureau
Code	Internal Revenue Code of 1986, as amended
CODM	Chief Operating Decision Maker
Corporation	The Bancorp and its subsidiaries
COSO	Committee of Sponsoring Organizations of the Treadway Commission
CRA	Community Reinvestment Act
CRE	Commercial real estate
DCF	Discounted cash flow
DDM	Demand Deposit Marketplace
DIF	FDIC’s Deposit Insurance Fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended
DOJ	U.S. Department of Justice
EPS	Earnings per common share
ERISA	Employee Retirement Income Security Act of 1974, as amended
ERM	Enterprise risk management
Exchange Act	Securities Exchange Act of 1934, as amended
FACT Act	Fair and Accurate Credit Transactions Act of 2003
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank of Boston

Glossary of Acronyms and Terms

FRBB	Federal Reserve Bank of Boston
FTE	Fully taxable equivalent
GAAP	Accounting principles generally accepted in the United States of America
GDP	Gross domestic product
GLBA	Gramm-Leach-Bliley Act of 1999
Halsey	Halsey Associates, Inc.
HPI	National home price index
ICS	Insured Cash Sweep
Lighthouse	Lighthouse Financial Management, LLC
LTV	Loan to value
Nasdaq	Nasdaq Global Select Market
NIM	Net interest margin
NUR	National unemployment rate
OFAC	U.S. Treasury’s Office of Foreign Assets Control
OREO	Property acquired through foreclosure or repossession
Proxy Statement	Bancorp’s Proxy Statement for the 2026 Annual Meeting of Shareholders to be held April 28, 2026
QRP	Qualified replacement plan
RI Division of Banking	Rhode Island Department of Business Regulation, Division of Banking
ROU	Right-of-use
S&P	Standard and Poors, Inc.
SBA	Small Business Administration
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
TILA	Truth in Lending Act
TLM	Troubled loan modification
Trust I	WT Capital Trust I
Trust II	WT Capital Trust II
Washington Trust	The Bancorp and its subsidiaries
Weston	Weston Financial Group, Inc.
WTA	Washington Trust Advisors, Inc.
WTMC	Washington Trust Mortgage Company LLC

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

Some of the factors that might cause these differences include the following:
•changes in general business and economic conditions (including the impact of tariffs, inflation, potential U.S. government shutdowns, and concerns about liquidity) on a national basis and in the local markets in which we operate;
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

Washington Trust (hereafter also referred to as “we,” “our,” or the “Corporation”) offers a full range of financial services, including commercial banking, mortgage banking, personal banking, and wealth management and trust services, through its offices located in Rhode Island, Connecticut, and Massachusetts.

The accounting and reporting policies of Washington Trust conform to GAAP and to general practices of the banking industry.  At December 31, 2025, Washington Trust had total assets of $6.6 billion, total deposits of $5.3 billion and total shareholders’ equity of $543.6 million.

Lending Activities
Total loans amounted to $5.1 billion, or 78% of total assets, at December 31, 2025. Our lending activities are conducted primarily in southern New England and, to a lesser extent, other states.  We offer a variety of lending products to consumer, commercial, non-profit and municipal customers. Interest rates charged on loans may be fixed or variable and vary with the degree of risk, loan term, underwriting and servicing costs, loan amount and the extent of other banking relationships maintained with customers. Rates are further subject to competitive pressures, the current interest rate environment, availability of funds and government regulations.

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

Commercial Loans
The commercial loan portfolio represented 54% of total loans at December 31, 2025. In making commercial loans, we may occasionally solicit the participation of other banks. We also participate from time to time in commercial loans originated by other banks. In such cases, these loans are individually underwritten by us using standards similar to those employed for our self-originated loans. Commercial loans fall into two major categories: CRE and C&I loans.

CRE loans consist of commercial mortgages secured by non-owner occupied real property where the primary source of repayment is derived from rental income associated with the property or the proceeds of the sale, refinancing or permanent financing of the property. CRE loans also include construction loans made to businesses for land development or the on-site construction of industrial, commercial or residential buildings. CRE loans frequently involve larger loan balances to single borrowers or groups of related borrowers. At December 31, 2025, CRE loans represented 79% of the total commercial loan portfolio and 43% of the total loan portfolio.

C&I loans primarily provide working capital, equipment financing and financing for other business-related purposes. C&I loans are frequently collateralized by equipment, inventory, accounts receivable and/or general business assets.  A portion of the Bank’s C&I loan portfolio is also collateralized by owner occupied real estate.  C&I loans also include tax-exempt loans made to states and political subdivisions, as well as industrial development or revenue bonds issued through quasi-public corporations for the benefit of a private or non-profit entity where that entity rather than the governmental entity is obligated to pay the debt service. At December 31, 2025, C&I loans represented 21% of the total commercial loan portfolio and 11% of the total loan portfolio.

Residential Real Estate Loans
The residential real estate loan portfolio consists of mortgage and homeowner construction loans secured by one- to four-family residential properties and represented 40% of total loans at December 31, 2025.  Residential real estate loans are primarily originated by commissioned mortgage originator employees. Residential real estate loans are originated both for retention in the Bank’s loan portfolio, as well as for sale to the secondary market.  Loan sales to the secondary market provide funds for additional lending and other banking activities. Loans originated for sale to the secondary market are sold to investors such as the Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and other institutional investors. Washington Trust sells loans with servicing retained or released.  Residential real estate loans are also originated for various investors in a broker capacity, including conventional mortgages and reverse mortgages.

Consumer Loans
The consumer loan portfolio represented 6% of total loans as of December 31, 2025. Consumer loans include home equity loans and lines of credit and personal installment loans. Home equity lines and home equity loans represent 95% of the total consumer portfolio at December 31, 2025.

Deposit Activities
At December 31, 2025, total deposits amounted to $5.3 billion. Deposits represent our primary source of funds and are gathered primarily from the areas surrounding our branch network.  The Bank offers a wide variety of products with a range of interest rates and terms to consumer, commercial, non-profit and municipal customers.  Washington Trust’s deposit accounts consist of noninterest-bearing demand deposits, interest-bearing demand deposits, NOW accounts, money market accounts, savings accounts and time deposits.  A variety of retirement deposit accounts are also offered to customers.  Additional deposit services provided to customers include debit cards, ATMs, telephone banking, internet banking, mobile banking, remote deposit capture and treasury management services. Wholesale brokered deposits from out-of-market institutional sources are also utilized as part of our overall funding strategy.

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

Investment Security Activities
Investment securities amounted to $940.3 million, or 14% of total assets, at December 31, 2025 and is managed to generate interest income, to implement interest rate risk management strategies and to provide a readily available source of liquidity for balance sheet management.

Washington Trust may acquire, hold and transact in various types of investment securities in accordance with applicable federal regulations, state statutes and guidelines specified in Washington Trust’s investment policy. At December 31, 2025, the largest component of the securities portfolio is mortgage-backed securities, all of which are issued by U.S. government agencies or U.S. government-sponsored enterprises.

Wholesale Funding Activities
The Bank is a member of the FHLB. The Bank utilizes advances from the FHLB to meet short-term liquidity needs and also to fund loan growth and additions to the securities portfolio.  As a member of the FHLB, the Bank must own a minimum amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB.  At December 31, 2025, the Bank had advances payable to the FHLB of $626.0 million. The Bank pledges certain qualified investment securities and loans as collateral to the FHLB. At December 31, 2025, the Bank had available borrowing capacity with the FHLB of $1.4 billion.

Additional funding sources are available through the FRBB and in other forms of borrowing, such as securities sold under repurchase agreements. As noted above under the caption “Deposit Activities,” we also utilize wholesale brokered deposits as part of our overall funding program.

Wealth Management Services
We provide a broad range of wealth management services to personal and institutional clients.  These services include investment management; holistic financial planning services; personal trust and estate services, including services as trustee, personal representative and custodian; settlement of decedents’ estates; and institutional trust services, including custody and fiduciary services.  Wealth management services are provided through the Bank and its registered investment adviser subsidiary. See additional information under the caption “Subsidiaries.”

At December 31, 2025, wealth management AUA totaled $7.8 billion. These assets are not included in the Consolidated Financial Statements. Wealth management revenues represent our largest source of noninterest income.

Subsidiaries
At December 31, 2025, the Bancorp’s principal subsidiary is the Bank.

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

The Bank provides a full range of financial services, including commercial, residential and consumer lending, retail and commercial deposit products, and wealth management and trust services.  The deposits of the Bank are insured by the FDIC, subject to regulatory limits. The Bank has a registered investment adviser subsidiary, WTA. The Bank also has a mortgage banking subsidiary, WTMC, that is licensed to do business in Rhode Island, Massachusetts, Connecticut and New Hampshire. See “-Supervision and Regulation-Consumer Protection Regulation” for a discussion of certain regulations that apply to WTMC. Our residential mortgage origination business conducted through our residential mortgage lending offices located outside of Rhode Island is performed by this Bank subsidiary.

The Bank has other subsidiaries whose primary functions are to provide servicing on passive investments, such as loans acquired from the Bank and investment securities.  In addition, the Bank has a subsidiary that was formed for the purpose of holding, monitoring and disposing of certain foreclosed properties.

Market Area
Our headquarters and main office is located in Westerly in Washington County, Rhode Island.  Our primary deposit gathering area consists of the communities that are served by its branch network.  As of December 31, 2025, the Bank had 10 branch offices located in southern Rhode Island (Washington County), 17 branch offices located in the greater Providence area in Rhode Island and one branch office located in southeastern Connecticut.

As mentioned above, our lending activities are conducted primarily in southern New England and, to a lesser extent, other states.  We provide commercial, residential and consumer lending services from our branch locations and other offices.

Our wealth management activities are conducted largely in southern New England and, to a lesser extent, other states. We provide wealth management services from our offices located in Westerly, Narragansett and Providence, Rhode Island; Wellesley, Massachusetts; and New Haven, Connecticut. See additional disclosure in Item 2 “Properties.”

Competition
We face considerable competition in our market area for all aspects of banking and related financial service activities.

We contend with strong competition both in generating loans and attracting deposits.  The primary factors in competing are interest rates, financing terms, fees charged, products offered, personalized customer service, online and mobile access to accounts and convenience of branch locations, ATMs and branch hours.  Competition comes from commercial banks, credit unions, savings institutions and non-bank lenders.  We face strong competition from larger institutions with relatively greater resources, broader product lines and larger delivery systems. Competition could continue to intensify as a result of industry consolidation, the increasing availability of products and services from non-bank institutions and financial technology companies, greater technological developments in the industry and continued bank regulatory changes.

We operate in a highly competitive wealth management services marketplace.  Key competitive factors include investment products, level of investment performance, client services, as well as personal relationships.  Principal competitors in the wealth management services business are commercial banks and trust companies, investment advisory firms, mutual fund companies, online and full-service stock brokerage firms, and other financial companies. Many of these companies have greater resources than Washington Trust.

Human Capital
Washington Trust had 642 full-time equivalent employees at December 31, 2025. Our employees are the foundation of our success. They serve as trusted advisors, brand ambassadors, and leaders within the community, embodying our core values of quality, integrity and community. We believe that providing caring, personal customer service with a human connection is an important differentiator for Washington Trust, especially in this digital age. We seek to build strong relationships with our customers. Our talented team is committed to providing an exceptional customer experience by listening, understanding the unique needs and challenges of each customer, and providing trusted advice and personalized solutions.

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

Statistical Disclosures
The information required by Securities Act Guide 3 “Statistical Disclosure by Bank Holding Companies” is located on the pages noted below.

Description		Page
I.	Distribution of Assets, Liabilities and Stockholder Equity; Interest Rates and Interest Differentials	36-38
II.	Investment Portfolio	44-45, 89
III.	Loan Portfolio	45-51, 92
IV.	Summary of Loan Loss Experience	55-57, 102
V.	Deposits	57-59, 118
VI.	Return on Equity and Assets	35

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

If a financial holding company or any depository institution subsidiary of a financial holding company fails to remain well capitalized and well managed, or an insured depository institution subsidiary of a financial holding company fails to maintain a “satisfactory” or better record of performance under the CRA, the financial holding company may be subject to limits that include an inability to commence any new activity or acquire control of shares of any company engaged in any activity that is authorized particularly for financial holding companies without first obtaining the approval of the Federal Reserve.

Limitations on Acquisitions of Bancorp Common Stock. The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank holding company unless the Federal Reserve has been notified and has not objected to the transaction. Under rebuttable presumptions of control established by the Federal Reserve, the acquisition of control of voting securities of a bank holding company constitutes an acquisition of control under the Change in Bank Control Act, requiring prior notice to and non-objection by the Federal Reserve, if, immediately after the transaction, the acquiring person (or persons acting in concert) will own, control, or hold with power to vote 10% or more of any class of voting securities of the bank holding company, and if either (i) the bank holding company has registered securities under Section 12 of the Exchange Act, or (ii) no other person will own, control, or hold the power to vote a greater percentage of that class of voting securities immediately after the transaction.

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

Regulation of the Bank
The Bank is subject to regulation, supervision and examination by the FDIC and the RI Division of Banking.  The Bank is also subject to various Rhode Island business and banking regulations and the regulations issued by the CFPB (as enforced by the FDIC).  The Bank’s branch in Connecticut is also subject to the regulation, supervision and examination of the Connecticut Department of Banking. The Federal Reserve may also directly examine the subsidiaries of the Bancorp, including the Bank.

The FDIC and the RI Division of Banking have the authority to issue cease and desist orders; to terminate insurance of deposits; to assess civil money penalties; to issue directives to increase capital; to place the bank into receivership; and to initiate injunctive actions against banking organizations and institution-related parties.

Deposit Insurance. The deposit obligations of the Bank are insured by the DIF up to $250,000 per depositor with respect to deposits held in the same right and capacity. The FDIC calculates deposit insurance assessment rates for established small banks, generally those banks with less than $10 billion of assets that have been insured for at least five years, using supervisory ratios, financial ratios, and other factors.

In November 2023, the FDIC approved a final rule to implement a special assessment to recover, over eight quarters beginning with the first quarter of 2024, losses to the DIF arising from the receiverships of Silicon Valley Bank and Signature Bank. In December 2025, the FDIC updated its estimate of the DIF’s losses and reduced the final assessment rate for the eighth collection quarter.

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

For 2025, the FDIC insurance expense for the Bank was $4.6 million.

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

Brokered Deposits.  The FDIA and FDIC regulations generally limit the ability of an insured depository institution to accept, renew or roll over any brokered deposit unless the institution’s capital category is “well capitalized” or, with the FDIC’s approval, “adequately capitalized.” Additionally, increased reliance on brokered deposits can increase an institution’s deposit insurance assessment.

Community Reinvestment Act.  The CRA requires the FDIC to evaluate the Bank’s performance in helping to meet the credit needs of the entire community it serves, including low- and moderate-income neighborhoods, consistent with its safe and sound banking operations, and to take this record into consideration when evaluating certain applications.  Failure of an institution to receive at least a “satisfactory” rating could inhibit the institution or its parent company from undertaking certain activities, including engaging in activities permitted as a financial holding company under GLBA and acquisitions of other financial institutions.  Rhode Island and Connecticut (with respect to the in-state branch) also have enacted substantially similar community reinvestment requirements. The Bank has achieved a rating of “satisfactory” on its most recent examination dated December 5, 2022.

On October 24, 2023, the federal banking agencies issued a final rule revising their framework for evaluating banks’ records of community investment under the CRA. On July 16, 2025, the agencies issued a proposal to rescind the October 2023 final rule and reinstate the CRA framework that existed prior to the October 2023 final rule, which has remained in effect. The Bank’s most recent performance evaluation was conducted using the CRA framework that existed prior to the October 2023 final rule.

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

The capital adequacy rules define qualifying capital instruments and specify minimum amounts of capital that banking organizations are required to maintain as a percentage of assets or risk-weighted assets.  Common equity Tier 1 generally includes common stock and related surplus, retained earnings and, in certain cases and subject to certain limitations, minority interests in consolidated subsidiaries, less goodwill, other non-qualifying intangible assets and certain other deductions. Tier 1 capital generally consists of the sum of common equity Tier 1 elements, non-cumulative perpetual preferred stock, and related surplus and, in certain cases and subject to limitations, minority interests in consolidated subsidiaries that do not qualify as common equity Tier 1 capital, less certain deductions.  Tier 2 capital generally consists of hybrid capital instruments, perpetual debt and mandatory convertible debt securities, cumulative perpetual preferred stock, term subordinated debt and intermediate-term preferred stock, and, subject to limitations, ACL on loans.  The sum of Tier 1 and Tier 2 capital less certain required deductions represents qualifying total risk-based capital.  Newly-issued trust preferred securities generally are not counted as Tier 1 capital, but the Bancorp’s currently outstanding trust preferred securities were grandfathered and continue to count toward its Tier 1 capital. In addition, under rules that became effective January 1, 2015, AOCI (positive or negative) must be reflected in Tier 1 capital; however, the Bancorp and the Bank were permitted to make a one-time, permanent election to continue to exclude AOCI from capital. The Bancorp and the Bank made this election.

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

Under the FDIC’s prompt corrective action rules, an FDIC supervised institution is considered “well capitalized” if it (i) has a total capital to risk-weighted assets ratio of 10.0% or greater; (ii) a Tier 1 capital to risk-weighted assets ratio of 8.0% or greater; (iii) a common equity Tier 1 ratio of 6.5% or greater, (iv) a leverage capital ratio of 5.0% or greater; and (v) is not subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. The Bank is considered “well capitalized” under this definition.

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

Safety and Soundness Standards.   Guidelines adopted by the federal bank regulatory agencies pursuant to the FDIA establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings, and compensation and benefits. Among other things, the guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder.

Dividend Restrictions
The Bancorp is a legal entity separate and distinct from the Bank and its other subsidiaries.  Revenues and cash flows of the Bancorp (on a non-consolidated basis) are derived primarily from dividends paid to it by the Bank.  The right of the Bancorp, and consequently the right of shareholders of the Bancorp, to participate in any distribution of the assets or earnings of its subsidiaries, through the payment of such dividends or otherwise, is subject to the prior claims of creditors of the subsidiaries, including, with respect to the Bank, depositors of the Bank, except to the extent that certain claims of the Bancorp in a creditor capacity may be recognized.

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

Certain Transactions by Bank Holding Companies with their Affiliates
There are various statutory restrictions on the extent to which bank holding companies and their non-bank subsidiaries may borrow, obtain credit from or otherwise engage in “covered transactions” with their insured depository institution subsidiaries.  An insured depository institution (and its subsidiaries) may not lend money to, or engage in covered transactions with, its non-depository institution affiliates if the aggregate amount of “covered transactions” outstanding involving the bank, plus the proposed transaction, exceeds the following limits: (i) in the case of any one such affiliate, 10% of the capital stock and surplus of the insured depository institution; and (ii) in the case of all affiliates, 20% of the capital stock and surplus of the insured depository institution. For this purpose, “covered transactions” are defined by statute to include, among other things: a loan or extension of credit to an affiliate, a purchase of or investment in securities issued by an affiliate, a purchase of assets from an affiliate, the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any person or company, the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate, or a derivatives transaction with an affiliate that creates a credit exposure to such affiliate.  “Covered transactions” are also subject to certain collateral security requirements. “Covered transactions” as well as other types of transactions between a bank and a bank holding company must be conducted under terms and conditions, including credit standards, that are at least as favorable to the bank as prevailing market terms. Moreover, Section 106 of the Bank Holding Company Act Amendments of 1970 provides that, to further competition, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property of any kind, or the furnishing of any service.

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

The Dodd-Frank Act prescribes certain standards that mortgage lenders must consider before making a residential mortgage loan, including verifying a borrower’s ability to repay such mortgage loan and allows borrowers to assert violations of certain provisions of the TILA as a defense to foreclosure proceedings. Additionally, the CFPB’s qualified mortgage rule, requires creditors, such as Washington Trust, to make a reasonable good faith determination of a consumer's ability to repay any consumer credit transaction secured by a dwelling. The Economic Growth, Regulatory Relief, and Consumer Protection Act included provisions that ease certain requirements related to residential mortgage transactions for certain institutions with less than $10 billion in total consolidated assets.

Privacy and Customer Information Security.  The GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to non-affiliated third parties. In general, the Bank must provide its customers with an initial and annual disclosure that explains its policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required or permitted by law, the Bank is prohibited from disclosing such information except as provided in such policies and procedures.  However, an annual disclosure is not required to be provided by a financial institution if the financial institution only discloses information under exceptions from GLBA that do not require an opt out to be provided and if there has been no change in its privacy policies and procedures since its most recent disclosure provided to consumers. The GLBA also requires that the Bank develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information (as defined under GLBA), to protect against anticipated threats or hazards to the security or integrity of such information; and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.  The Bank is also required to send a notice to customers whose sensitive information has been compromised if unauthorized use of the information is reasonably possible.  Most states, including the states where the Bank operates, have enacted legislation concerning breaches of data security and the duties of the Bank in response to data breaches.  Congress continues to consider federal legislation that would require consumer notice of data security breaches.  In addition, individual states in our market area have promulgated data security regulations with respect to personal information of their residents.  Pursuant to the FACT Act, the Bank had to develop and implement a written identity theft prevention program to detect, prevent, and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts.  Additionally, the FACT Act amended the Fair Credit Reporting Act to generally prohibit a person from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and a reasonable opportunity and method to opt out of the making of such solicitations.

Anti-Money Laundering
The Bank Secrecy Act.  Under the BSA, a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction.  Financial institutions are generally required to report to the U.S. Treasury any cash transactions involving at least $10,000.  In addition, financial institutions are required to file suspicious activity reports for any transaction or series of transactions that involve more than $5,000 and which the financial institution knows, suspects or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose.  The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, which amended the BSA, together with the implementing regulations of various federal regulatory agencies, has caused financial institutions, such as the Bank, to adopt and implement additional policies or amend existing policies and procedures with respect to, among other things, anti-money laundering compliance, suspicious activity, currency transaction reporting, customer identity verification and customer risk analysis.  In evaluating an application to acquire a bank or to merge banks or effect a purchase of assets and assumption of deposits and other liabilities, the applicable federal banking regulator must consider the anti-money laundering compliance record of both the applicant and the target.

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
The economy in the U.S. and globally has experienced volatility in recent years and may continue to experience such volatility for the foreseeable future. Unfavorable or uncertain economic conditions can be caused by declines in economic growth, business activity, or investor or business confidence; limitations on the availability of or increases in the cost of credit and capital; increases in inflation or interest rates; uncertainties regarding fiscal and monetary policies; the timing and impact of changing governmental policies, including changes in guidance and interpretation by regulatory authorities; changes in trade policies by the U.S. or other countries; supply chain disruptions; consumer spending; employment levels; labor shortages; challenging labor market conditions; wage stagnation; federal government shutdowns; energy prices; home prices; commercial property values; bankruptcies and a default by a significant market participant or class of counterparties; natural disasters; climate change; epidemics; pandemics; terrorist attacks; acts of war; or a combination of these or other factors.

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

Inflation can have an adverse impact on our business and on our customers.
The future rate of inflation and other economic factors remain uncertain, and the Federal Reserve may decrease or increase interest rates slower or faster than anticipated. If inflation increases and interest rates rise, the value of our investment securities, particularly those with longer maturities, will decrease, although this effect is less pronounced for floating rate instruments. Prolonged periods of inflation also may impact our profitability by negatively impacting our costs and expenses, including elevated funding costs and expenses related to talent acquisition and retention, and negatively impacting the demand for our products and services. Moreover, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans.

Changes in U.S. trade policies, including the imposition of tariffs and retaliatory tariffs, may adversely affect our business, financial condition, and results of operations.
There have been significant changes to U.S. trade policies, including tariffs affecting many countries, and there continues to be significant discussion regarding other potential changes to U.S. trade policies, treaties, and tariffs, including the potential for additional tariffs. In addition, retaliatory tariffs have been imposed and additional retaliatory tariffs are likely. Tariffs, retaliatory tariffs or other trade restrictions on products and materials that our customers import or export could cause the prices of our customers’ products to increase, which could reduce demand for such products. Any of these effects could adversely affect the ability of our customers to pay their loans or result in changes to our customers’ borrowing patterns that could have a negative effect on our business and results of operations.

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
Liquidity is essential to our business. We must maintain sufficient funds to respond to the needs of depositors and borrowers. To manage liquidity, we draw upon a number of funding sources in addition to in-market deposit growth and repayments and maturities of loans and investments. Any inability to access the capital markets, illiquidity or volatility in the capital markets, a decrease in value of eligible collateral or an increase in collateral requirements (including as a result of credit concerns for short-term borrowing), changes to our relationships with our funding providers based on real or perceived changes in our risk profile, prolonged federal government shutdowns, or changes in regulations or regulatory guidance, or other events could negatively affect our access to or cost of funding, affecting our ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations, or fund asset growth and new business initiatives at a reasonable cost, in a timely manner and without adverse consequences. Additionally, our liquidity or cost of funds may be negatively impacted by the unwillingness or inability of the Federal Reserve to act as lender of last resort, unexpected simultaneous draws on lines of credit or deposits, the withdrawal of or failure to attract customer deposits, or increased regulatory liquidity, capital and margin requirements.

Although we maintain a liquid asset portfolio and have implemented strategies to maintain sufficient and diverse sources of funding to accommodate planned, as well as unanticipated, changes in assets, liabilities, and off-balance sheet commitments under various economic conditions, a substantial, unexpected, or prolonged change in the level or cost of liquidity could have a material adverse effect on us. If the cost effectiveness or the availability of supply in these markets is reduced for a prolonged period of time, our funding needs may require us to access funding and manage liquidity by other means. These alternatives may include generating customer deposits, extending the maturity of wholesale borrowings, borrowing under certain secured borrowing arrangements, using relationships developed with a variety of fixed income investors, selling or securitizing loans, and further managing loan growth and investment opportunities. These alternative means of funding may result in an increase to the overall cost of funds and may not be available under stressed conditions, which would cause us to liquidate a portion of our liquid asset portfolio to meet any funding needs.

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
At December 31, 2025, commercial loans represented 54% of our loan portfolio. Commercial loans generally carry larger loan balances and involve a higher risk of nonpayment or late payment than residential mortgage loans. These loans may lack standardized terms and may include a balloon payment feature. The ability of a borrower to make or refinance a balloon payment may be affected by a number of factors, including the financial condition of the borrower, prevailing economic conditions (including conditions in the real estate market), interest rates, and collateral values. Repayment of these loans is generally more dependent on the economy and the successful operation of a business. Additionally, the COVID-19 pandemic has had a long-term negative impact on certain commercial real estate properties due to the risk that tenants may reduce the office space they lease as some portion of the workforce continues to work remotely on a hybrid or full-time basis. Because of the risks associated with commercial loans, we may experience higher rates of default than if our portfolio were more heavily weighted toward residential mortgage loans. Higher rates of default could have an adverse effect on our financial condition and results of operations.

A portion of our commercial loan portfolio consists of loan participations, which may have a higher risk of loss than loans we originate because we are not the lead lender and we have limited control over credit monitoring.
We occasionally purchase commercial loan participations. Although these loan participations are individually underwritten by us using standards similar to those employed for our self-originated loans, loan participations may have a higher risk of loss than loans we originate because we are limited in our ability to monitor the performance of the loan and rely significantly on the lead lender. Moreover, our decisions regarding the classification of a loan participation and provisions for credit losses associated with a loan participation are made in part based upon information provided by the lead lender. A lead lender also may not monitor a participation loan in the same manner as we would for loans that we originate. At December 31, 2025, our participation in commercial loan originated by other banks amounted to $613.5 million.

We may experience losses and expenses if security interests granted for loans are not enforceable.
When we make loans, we sometimes obtain liens, such as real estate mortgages or other asset pledges, to provide us with a security interest in collateral. If there is a loan default, we may seek to foreclose upon collateral and enforce the security interests to obtain repayment and eliminate or mitigate our loss. Drafting errors, recording errors, other defects or imperfections in the security interests granted to us and/or changes in law may render liens granted to us unenforceable. We may incur losses or expenses if security interests granted to us are not enforceable.

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

We are subject to a variety of risks in connection with any sale of loans we may conduct, which could adversely affect our results of operations and financial condition.
We routinely sell newly originated residential mortgage loans and may also sell other loans or loan portfolios. When mortgage loans are sold, we are required to make customary representations and warranties to purchasers, guarantors and insurers, including government-sponsored entities, about the mortgage loans and the manner in which they were originated. Whole loan sale agreements require us to repurchase or substitute mortgage loans, or indemnify buyers against losses, in the event we breach these representations or warranties. In addition, we may be required to repurchase mortgage loans as a result of early payment default of the borrower on a mortgage loan. If repurchase and indemnity demands increase and such demands are valid claims and are in excess of our provision for potential losses, our results of operations and financial condition may be adversely affected.

If our allowance for credit losses is not sufficient to cover actual loan losses, our earnings may decrease.
We periodically make a determination of an ACL based on available information, including, but not limited to, the quality of the loan portfolio as indicated by trends in loan risk ratings, payment performance, economic conditions, the value of the underlying collateral, and the level of nonperforming and criticized loans. Management relies on its loan officers and credit quality reviews, its experience, and its evaluation of economic conditions, among other factors, in determining the amount of provision required for the ACL. Provisions to this allowance result in an expense for the period. If, as a result of general economic conditions, previously incorrect assumptions, or an increase in defaulted loans, we determine that additional increases in the ACL are necessary, additional expenses may be incurred.

Determining the ACL inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and trends, all of which may undergo material changes. We cannot be sure that we will be able to identify deteriorating credits before they become nonperforming assets or that we will be able to limit losses on those loans that are identified. We have in the past been, and in the future may be, required to increase our ACL for any of several reasons. Changes in economic conditions, forecasts or individual business or personal circumstances affecting borrowers, new information regarding existing loans, the value of underlying collateral, identification of additional problem loans, and other factors, both within and outside of our control, may require an increase in the ACL. In addition, our regulators, as an integral part of their examination process, periodically review the ACL and may require us to increase the ACL by recognizing additional provisions for loan losses charged to earnings, or to charge-off loans, which, net of any recoveries, would decrease the ACL. Any such additional provisions for credit losses or charge-offs could have a material adverse effect on our financial condition and results of operations.

We are a holding company and depend on the Bank for dividends, distributions, and other payments.
The Bancorp is a legal entity separate and distinct from the Bank. Revenues and cash flows of the Bancorp (on a non-consolidated basis) are derived primarily from dividends paid to it by the Bank. The right of the Bancorp, and consequently the right of shareholders of the Bancorp, to participate in any distribution of the assets or earnings of the Bank, through the payment of such dividends or otherwise, is necessarily subject to the prior claims of creditors of the Bank (including depositors), except to the extent that certain claims of the Bancorp in a creditor capacity may be recognized.

Holders of our common stock are entitled to receive dividends only when, as, and if declared by our Board of Directors. Although we have historically declared cash dividends on our common stock, we are not required to do so, and our Board of Directors may reduce or eliminate our common stock dividend in the future. The Bancorp and the Bank are potentially subject to various regulatory restrictions on our ability to pay dividends. See Item 1 “Business-Supervision and Regulation-Dividend Restrictions” and “Business-Supervision and Regulation-Capital Adequacy and Safety and Soundness-Regulatory Capital Requirements.”

We cannot guarantee that our allocation of capital to various alternatives, including share repurchase programs, will enhance long-term shareholder value.
Our business plan calls for us to execute a variety of strategies to allocate and deploy capital including, but not limited to, continued organic balance sheet growth and diversification, implementation of share repurchase programs, and payment of regular cash dividends. If we are unable to effectively and timely deploy capital through these strategies, it may constrain growth in earnings and return on equity and thereby diminish potential growth in shareholder value. During the second quarter of 2025, our Board of Directors adopted the 2025 Repurchase Program, which authorizes the repurchase of up to 850,000 shares, or approximately 4%, of the Bancorp’s outstanding common stock. Repurchases are made at management’s discretion at prices management considers to be attractive and in the best interests of both the Corporation and its shareholders, subject to the availability of shares, general market conditions, the trading price of the shares, alternative uses for capital, and the Corporation’s financial performance.

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
A possible future downgrade of the sovereign credit rating of the U.S. government and a decline in the perceived creditworthiness of U.S. government-related obligations could impact our ability to obtain funding that is collateralized by affected instruments, as well as affect the pricing of that funding when it is available. A downgrade may also adversely affect the market value of such instruments. We cannot predict if, when or how any changes to the credit ratings or perceived creditworthiness of these organizations will affect economic conditions. Such ratings actions could have a significant adverse impact on us. Among other things, a downgrade of the sovereign credit rating of the U.S. government could adversely impact the value of our investment securities portfolio and may trigger requirements to post additional collateral for trades relative to these securities. A downgrade of the sovereign credit rating of the U.S. government or the credit ratings of related institutions, agencies or instruments could significantly exacerbate the other risks to which we are subject and any related adverse effects on the business, financial condition and results of operations.

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

We face continuing security risks to our data, including the information we maintain relating to our customers.
In the ordinary course of business, we rely on electronic communications and information systems to conduct our business and to store sensitive data, including financial information regarding customers. Our electronic communications and information systems infrastructure, as well as the systems infrastructure of the third-party vendors we use to meet our data processing and communication needs, could be susceptible to cyberattacks, such as denial of service attacks, hacking, terrorist activities, or identity theft. Financial services institutions and companies engaged in data processing have reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage systems, often through the introduction of computer viruses or malware, cyber-attacks and other means. Denial of service attacks have been launched against a number of large financial services institutions. Hacking and identity theft risks, in particular, could cause serious reputational harm. Notwithstanding the strength of defensive measures, cybersecurity threats and the tactics, techniques, and procedures used in cyberattacks change, develop, and evolve rapidly and continuously, including from growth in third-party services that facilitate or carry out cyberattacks and from emerging technologies, including artificial intelligence, which may be used to enhance the tactics, techniques, and procedures described above and facilitate new cyber threats. Although to date we have not experienced any material losses relating to cyberattacks or other information security breaches, there can be no assurance that we will not suffer such losses in the future. A failure or circumvention of our security systems could have a material adverse effect on our business operations and financial condition.

We regularly assess and test our security systems and disaster preparedness, including back-up systems, but the risks are ongoing. As a result, cybersecurity and the continued enhancement of our controls and processes to protect our systems, data and networks from attacks, unauthorized access or significant damage remain a priority. Accordingly, we may be required to expend additional resources to enhance our protective measures or to investigate and remediate any information security vulnerabilities or exposures. Any breach of our system security could result in disruption of our operations, unauthorized access to confidential customer information, significant regulatory costs, litigation exposure, and other possible damages, loss, or liability. Such costs or losses could exceed the amount of available insurance coverage, if any, and would adversely affect our earnings. Also, any failure to prevent a security breach or to quickly and effectively deal with such a breach could negatively impact customer confidence, damaging our reputation and undermining our ability to attract and keep customers.

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
We operate in a highly competitive environment that includes financial and non-financial services firms, including traditional banks, online banks, financial technology companies, and investment management and wealth advisory firms, including commercial banks and trust companies, investment advisory firms, mutual fund companies, stock brokerage firms. These companies compete on the basis of, among other factors, size, location, quality and type of products and services offered, price, technology, brand recognition, and reputation. Emerging technologies, such as artificial intelligence (including machine learning and generative artificial intelligence) and quantum computing, have the potential to further intensify competition and accelerate disruption in the financial services industry. Financial technology companies now offer services traditionally provided by financial institutions. These firms use technology and mobile platforms to enhance the ability of companies and individuals to borrow, save and invest money. Additionally, financial technology companies and other firms have begun to offer services such as stablecoins that may serve as alternatives to traditional banking products such as deposits. Many of these non-financial services competitors have fewer regulatory constraints and may have lower cost structures than we do. Our long-term success depends on our ability to develop and execute strategic plans and initiatives; to develop competitive products and technologies; and to attract, retain and develop a highly skilled employee workforce. We may not be as timely or successful in assessing the evolving competitive landscape and developing or introducing new products and services as our competitors. Our business may be negatively impacted if we, or our third-party providers, do not timely develop and apply emerging technologies, or if our initiatives in these areas are deficient or fail. Our, or our third-party providers’, inability or resistance to timely innovate or adapt operations, products, and services to evolving regulatory and market environments, industry standards, and consumer preferences could result in service disruptions, harm our business, and adversely affect our results of operations and reputation.

We may be unable to attract and retain key personnel.
Our success depends, in large part, on our ability to attract and retain key personnel. Certain key personnel that have regular direct contact with customers and clients often build strong relationships that are important to our business. In addition, we rely on key personnel to manage and operate our business, including major revenue producing functions, such as loan and deposit generation and wealth management services. Competition for qualified personnel in the financial services industry can be intense, and we may not be able to hire or retain the key personnel that we depend upon for success. Frequently, we compete in the market for talent with entities that are not subject to comprehensive regulation, including with respect to the structure of incentive compensation. The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of the markets in which we operate, years of industry experience and the difficulty of promptly finding qualified replacement personnel. Also, the loss of key personnel could jeopardize our relationships with customers and clients and could lead to the loss of accounts. Losses of such accounts could have a material adverse impact on our business.

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
The current and anticipated effects of climate change are creating an increasing level of concern for the state of the global environment. As a result, political and social attention to the issue of climate change has increased. In recent years, governments across the world have entered into international agreements to attempt to reduce global temperatures, in part by limiting greenhouse gas emissions. Despite the recent changes in the U.S. Administration, state legislatures and regulatory agencies may continue to propose and advance numerous legislative and regulatory initiatives seeking to mitigate the effects of climate change. These agreements and measures may result in the imposition of taxes and fees, the required purchase of emission credits, and the implementation of significant operational changes, each of which may require us to expend significant capital and incur compliance, operating, maintenance, and remediation costs. Consumers and businesses may also change their behavior on their own as a result of these concerns. The impact on our customers will likely vary depending on their specific attributes, including reliance on, or role in, carbon intensive activities. Our efforts to take these risks into account in making lending and other decisions, including by increasing our business with climate-friendly companies, may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior.

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

Our financial statements are based in part on assumptions and estimates, which, if wrong, could cause unexpected losses in the future.
Pursuant to GAAP, we are required to use certain assumptions and estimates in preparing our financial statements, including in determining allowance for credit losses on loans, among other items. If assumptions or estimates underlying our financial statements are incorrect, we may experience material losses.

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

The Bancorp and the Bank are subject to regulatory capital requirements that could, among other things, require us to maintain higher capital resulting in lower returns on equity, and we may be required to obtain additional capital to comply or result in regulatory actions if we are unable to comply with such requirements.

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

As previously disclosed in 2023, the Bank entered into a settlement with the DOJ through an agreement to resolve allegations that it violated fair lending laws in the state of Rhode Island from 2016 to 2021. Under the settlement, the Bank agreed, over a five-year period, to (i) provide $7.0 million in loan subsidies and (ii) commit $2.0 million for focused community outreach and marketing efforts. The expenses associated with community outreach and marketing efforts are being recorded in the period in which the activities occur and are consistent with historical spending levels. In addition, the Bank committed to opening two full-service branches in specific census tracts in Rhode Island, including the branch in Olneyville, Rhode Island that opened in 2024 and the branch in Pawtucket, Rhode Island, which is expected to open in the latter half of 2026. The settlement included no civil penalties levied against the Bank.

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

ITEM 1B.  Unresolved Staff Comments.
None.

ITEM 1C.  Cybersecurity.
Cybersecurity threats pose a risk to Washington Trust, as crimes committed through or involving the internet, such as phishing, hacking, denial of service attacks, stealing information, unauthorized intrusions into our internal systems or the systems of our third-party vendors could adversely impact our operations or damage our reputation. In addition, as a financial services company, we are subject to extensive regulatory compliance requirements, including those established by the Federal Reserve, FDIC, and RI Division of Banking. To mitigate the threat to our business and address regulatory requirements, we take a comprehensive approach to cybersecurity risk management and have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. As described in more detail below, we have established policies, standards, processes, and practices for assessing, identifying, and managing material risks from cybersecurity threats. We have Information Assurance and technology teams who monitor emerging threats and vulnerabilities, and remain vigilant when it comes to threat intelligence and vulnerability management. We devote significant financial and personnel resources to implement and maintain security measures to meet regulatory requirements and customer expectations, and we intend to continue to make significant investments to maintain the security of our data and cybersecurity infrastructure. There can be no guarantee that our policies and procedures will be properly followed in every instance or that those policies and procedures will be effective. Although our “Risk Factors” in Item 1A include further detail about the material cybersecurity risks we face, we believe that risks from prior cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected our business to date. We can provide no assurance that there will not be incidents in the future or that they will not materially affect us, including our business strategy, results of operations, or financial condition.

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

In order to detect and respond to incidents in a timely manner, we have a Managed Detection and Response (“MDR”) service that continuously monitors our internal systems and alerts the our Information Assurance and technology teams of any detected anomalies or suspicious activity. Any event/threat that is deemed dangerous to our internal systems or networks is mitigated quickly.

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

The Audit Committee directly oversees our cybersecurity program and receives related policies and regular reports from management about the status and effectiveness of our control environment based on the CIS controls, as well as the prevention, detection, mitigation, and remediation of cybersecurity incidents. This reporting also includes information concerning material security risks and information security vulnerabilities, cybersecurity risk resulting from risk assessments, progress of risk reduction initiatives, external auditor feedback, control maturity assessments, and relevant internal and industry cybersecurity incidents.

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

Our CIO joined Washington Trust as CISO in 2016 and has more than 35 years of experience in the financial, technology, auditing, and banking industries. He has expertise in technology deployment, information technology risk management and information security policies and programs. Our current CISO has served in that position since 2018 and is a 29-year employee of Washington Trust. He has extensive experience and expertise in information technology risk management and information security policies and programs. He holds a Bachelor of Science in Computer Information Systems and several certifications, including Certified Information Systems Security Professional and Certified Information Security Auditor. Our CISO is supported by experienced Information Assurance team members that have substantial knowledge and expertise in how to manage information security and cybersecurity risks. These team members maintain education and certification requirements necessary to fulfill their responsibilities. Our CTO has served in that position since 2021 and is a 14-year employee of Washington Trust. He has broad technical experience and expertise in information technology and holds a Bachelor of Science in Information Science and several certifications.

ITEM 2.  Properties.
Washington Trust’s headquarters and main office is located at 23 Broad Street, in Westerly, in Washington County, Rhode Island.

As of December 31, 2025, Washington Trust conducts business from 10 branch offices located in southern Rhode Island (Washington County), 17 branch offices located in the greater Providence area in Rhode Island and one branch office located in southeastern Connecticut.

In addition to branches, Washington Trust has a number of offices in which other services are offered or conducted. Residential mortgage lending offices are located in eastern Massachusetts (Sharon, Burlington, Braintree and Wellesley); in Glastonbury, Connecticut; and in Rhode Island (Westerly and Warwick). Commercial lending offices are located in Rhode Island (Westerly, Warwick and Providence); and in New Haven, Connecticut. Wealth management services are offered from offices that are located in Rhode Island (Westerly, Narragansett and Providence); in New Haven, Connecticut; and in Wellesley, Massachusetts. In addition, Washington Trust has an executive office in Providence, Rhode Island, an employment and training center in Westerly, Rhode Island, and a loan servicing facility in Stonington, Connecticut.

At December 31, 2025, four of the Corporation’s facilities were owned, 36 were leased and one branch office was owned on leased land.  Lease expiration dates range from 4 months to 22 years, with additional renewal options on certain leases ranging from 3 years to 15 years. All of the Corporation’s properties are considered to be in good condition and adequate for the purpose for which they are used.

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

PART II

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Bancorp’s common stock trades on the Nasdaq under the symbol WASH. At January 31, 2026, there were 1,279 holders of record of the Bancorp’s common stock. The number of record-holders may not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms, or other nominees.

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

The following table summarizes repurchases of shares of the Bancorp’s common stock in the fourth quarter of 2025:

	Issuer Purchases of Equity Securities
Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans	(d) Maximum number of shares that may yet be purchased under plans
October 1 - 31, 2025	20,855	$27.03	20,855	582,342
November 1 - 30, 2025	—	—	—	582,342
December 1 - 31, 2025	—	—	—	582,342
Total (1)	20,855	$27.03	20,855	582,342
(1)During the second quarter of 2025, the Board of Directors of the Corporation adopted the 2025 Repurchase Program, which authorizes the repurchase of up to 850,000 shares, or approximately 4% of the Bancorp’s outstanding common stock. Repurchases under the 2025 Repurchase Program are conducted pursuant to a trading plan adopted by the Bancorp that is designed to qualify under Rule 10b5-1 under the Exchange Act. The 2025 Repurchase Program commenced on May 15, 2025 and expires on May 15, 2026 and may be modified, suspended, or discontinued at any time.

Stock Performance Graph
Set forth below is a line graph comparing the cumulative total shareholder return on the Bancorp’s common stock against the cumulative total return of the KBW Nasdaq Regional Banking Index and the Nasdaq Composite Index (U.S.) from December 31, 2020 to December 31, 2025. The results presented assume that the value of the Bancorp’s common stock and each index was $100.00 on December 31, 2020.  The total return assumes reinvestment of dividends.

The stock price performance shown on the stock performance graph and associated table below is not necessarily indicative of future price performance. Information used in the graph and table was obtained from a third-party provider. While the source is believed to be reliable, the Corporation is not responsible for any errors or omissions in such information.

Washington Trust Bancorp, Inc. - Total Return Performance
200
175
150
125
100
75
50
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Washington Trust Bancorp, Inc.
KBW Nasdaq Regional Bank Index
Nasdaq Composite Index (U.S.)

For the period ending December 31,	2020	2021	2022	2023	2024	2025
Washington Trust Bancorp, Inc.	$100.00	$130.88	$114.55	$84.73	$87.09	$88.57
KBW Nasdaq Regional Banking Index	$100.00	$136.65	$127.65	$126.69	$143.42	$152.74
Nasdaq Composite Index (U.S.)	$100.00	$122.22	$82.48	$119.35	$154.67	$187.42

ITEM 6.  Reserved.

Management's Discussion and Analysis
ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following analysis is intended to provide the reader with a further understanding of the consolidated financial condition and results of operations of the Corporation for the periods shown.  For a full understanding of this analysis, it should be read in conjunction with other sections of this Annual Report on Form 10-K, including Part I, Item 1 “Business” and Part II, Item 8 “Financial Statements and Supplementary Data.”

Information pertaining to 2023 was included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, starting on page 31 under Part II, Item 7 “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” which was filed with the SEC on February 25, 2025.

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

Management's Discussion and Analysis
The following table presents adjusted noninterest income, adjusted noninterest expense, adjusted income before income taxes, adjusted income tax expense, adjusted effective tax rate, adjusted net income, and adjusted net income available to common shareholders:

(Dollars in thousands, except per share amounts)
Years Ended December 31,	2025	2024
Adjusted Noninterest Income:
Noninterest income (loss), as reported	$75,860	($27,797)
Less adjustments:
Realized losses on securities, net	—	(31,047)
Losses on sale of portfolio loans, net	—	(62,888)
Gain on sale of bank-owned properties, net	6,994	988
Litigation settlement income	—	2,100
Total adjustments, pre-tax	6,994	(90,847)
Adjusted noninterest income (non-GAAP)	$68,866	$63,050

Adjusted Noninterest Expense:
Noninterest expense, as reported	$152,435	$137,069
Less adjustments:
Pension plan settlement charge	6,436	—
Total adjustments, pre-tax	6,436	—
Adjusted noninterest expense (non-GAAP)	$145,999	$137,069

Adjusted Income Before Income Taxes:
Income (loss) before income taxes, as reported	$67,413	($38,818)
Less: total adjustments, pre-tax	558	(90,847)
Adjusted income before income taxes (non-GAAP)	$66,855	$52,029

Adjusted Income Tax Expense:
Income tax expense (benefit), as reported	$15,169	($10,759)
Less: tax on total adjustments	141	(21,920)
Adjusted income tax expense (non-GAAP)	$15,028	$11,161

Adjusted Effective Tax Rate:
Effective tax rate, as reported (1)	22.5%	27.7%
Less: impact of adjustments	—	6.2
Adjusted effective tax rate (non-GAAP) (2)	22.5%	21.5%

Adjusted Net Income:
Net income (loss), as reported	$52,244	($28,059)
Less: total adjustments, after-tax	417	(68,927)
Adjusted net income (non-GAAP)	$51,827	$40,868

Adjusted Net Income Available to Common Shareholders:
Net income (loss) available to common shareholders, as reported	$52,244	($28,038)
Less: total adjustments available to common shareholders, after-tax	417	(68,906)
Adjusted net income available to common shareholders (non-GAAP)	$51,827	$40,868
(1)Calculated as income tax expense (benefit) divided by income (loss) before income taxes.
(2)Calculated as income tax expense (benefit), adjusted for the tax impact of the adjustments as outlined in the table above, divided by income (loss) before income taxes, adjusted for the pre-tax impact of the adjustments as outlined in the table above.

Management's Discussion and Analysis
The following table presents adjusted diluted earnings per common share and adjusted dividend payout ratio:

(Dollars in thousands, except per share amounts)
Years Ended December 31,	2025	2024
Adjusted Diluted Earnings per Common Share:
Diluted earnings (loss) per common share, as reported (1)	$2.71	($1.63)
Less: impact of adjustments	0.02	(4.00)
Adjusted diluted earnings per common share (non-GAAP) (2)	$2.69	$2.37

Adjusted Dividend Payout Ratio:
Cash dividends declared per share, as reported	$2.24	$2.24

Diluted earnings (loss) per common share, as reported	2.71	(1.63)
Less: impact of adjustments	0.02	(4.00)
Adjusted diluted earnings per common share (non-GAAP)	$2.69	$2.37

Dividend payout ratio, as reported (3)	82.66%	(137.42%)
Adjusted dividend payout ratio (non-GAAP) (4)	83.27%	94.51%
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

The following table presents adjusted return on average assets and adjusted return on average equity:

(Dollars in thousands)
Years Ended December 31,	2025	2024
Adjusted Return on Average Assets:
Net (loss) income, as reported	$52,244	($28,059)
Less: adjustments, after-tax	417	(68,927)
Adjusted net income (non-GAAP)	51,827	40,868

Total average assets, as reported	6,698,401	7,181,162

Return on average assets (1)	0.78%	(0.39%)
Adjusted return on average assets (non-GAAP) (2)	0.77%	0.57%

Adjusted Return on Average Equity:
Net (loss) income available to common shareholders, as reported	$52,244	($28,038)
Less: adjustments, after-tax	417	(68,906)
Adjusted net income available to common shareholders (non-GAAP)	51,827	40,868

Total average equity, as reported	526,717	479,777

Return on average equity (3)	9.92%	(5.84%)
Adjusted return on average equity (non-GAAP) (4)	9.84%	8.52%
(1)Net income (loss) divided by total average assets.
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

Our largest source of operating income is net interest income, which is the difference between interest earned on loans and securities and interest paid on deposits and borrowings.  In addition, we generate noninterest income from a number of sources, including wealth management services, mortgage banking activities, and deposit services.  Our principal noninterest expenses include salaries and employee benefit costs, outsourced services (including software-as-a-service) provided by third-party vendors, occupancy and facility-related costs, and other administrative expenses.

We continue to leverage our strong regional brand to build market share and remain steadfast in our commitment to provide superior service. We believe the key to future growth is providing customers with convenient in-person service and digital banking solutions. We plan to open a new full-service branch in Pawtucket, Rhode Island in the latter half of 2026.

Results of Operations
Summary
The following table presents a summarized consolidated statement of operations:

(Dollars in thousands)			Change
Years Ended December 31,	2025	2024	$	%
Net interest income	$153,188	$128,448	$24,740	19%
Noninterest income (loss)	75,860	(27,797)	103,657	373
Total revenues	229,048	100,651	128,397	128
Provision for credit losses	9,200	2,400	6,800	283
Noninterest expense	152,435	137,069	15,366	11
Income (loss) before income taxes	67,413	(38,818)	106,231	274
Income tax expense (benefit)	15,169	(10,759)	25,928	241
Net income (loss)	$52,244	($28,059)	$80,303	286%
Adjusted net income (non-GAAP)	$51,827	$40,868	$10,959	27%

Net income totaled $52.2 million for 2025, compared to a net loss of $28.1 million reported for 2024. These results included:
•In 2025, sale-leaseback transactions were completed for five branch locations and a pre-tax net gain on the sale of the bank-owned properties totaling $7.0 million was recognized within noninterest income.
•Also in 2025, and in connection with the termination of the Corporation's qualified pension plan, a pre-tax non-cash pension plan settlement charge of $6.4 million was recognized within noninterest expenses.
•In December 2024, the Bancorp completed an underwritten public offering of its common stock and used the $70.5 million in net proceeds to invest in the Bank and execute balance sheet repositioning transactions, including the sale of lower-yielding loans and securities, the purchase of debt securities, and the repayment of wholesale funding balances. As a result:
◦Included in noninterest income (loss) in 2024 was a net pre-tax realized loss of $31.0 million on the sale of available for sale debt securities.
◦Included in noninterest income (loss) in 2024 was a net pre-tax loss of $62.9 million when residential mortgage loans, that the Bank committed to sell, were reclassified to held for sale and written down to a fair value. The sale of these loans was completed on January 24, 2025.
◦The net proceeds from the equity offering and the loan sale were used to pay down wholesale funding balances in December 2024 and the first quarter of 2025.
•Also in 2024, noninterest income (loss) included a net gain of $988 thousand recognized on the sale of a bank-owned operations facility and income of $2.1 million associated with a litigation settlement.

Management's Discussion and Analysis
Excluding these infrequent transactions, adjusted net income (non-GAAP) was $51.8 million in 2025, compared to $40.9 million in 2024. These results were driven by an increase in net interest income, largely reflecting the benefits of the balance sheet repositioning transactions mentioned above, and growth in wealth management and mortgage banking revenues, and were partially offset by higher salaries and benefits costs and an elevated provision for credit losses.

The following table presents a summary of performance metrics and ratios:

Years Ended December 31,	2025	2024
Diluted earnings (loss) per common share	$2.71	($1.63)
Adjusted diluted earnings per common share (non-GAAP)	$2.69	$2.37
Return on average assets	0.78%	(0.39%)
Adjusted return on average assets (non-GAAP)	0.77%	0.57%
Return on average equity	9.92%	(5.84%)
Adjusted return on average equity (non-GAAP)	9.84%	8.52%

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

Years ended December 31,	2025			2024			Change
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Cash and short-term investments	$136,515	$5,788	4.24%	$129,119	$6,977	5.40%	$7,396	($1,189)	(1.16%)
Mortgage loans held for sale	50,609	2,548	5.03	34,040	1,775	5.21	16,569	773	(0.18)
Taxable debt securities	1,059,255	36,529	3.45	1,118,092	27,850	2.49	(58,837)	8,679	0.96
Nontaxable debt securities	650	32	4.92	185	9	4.86	465	23	0.06
Total securities	1,059,905	36,561	3.45	1,118,277	27,859	2.49	(58,372)	8,702	0.96
FHLB stock	40,088	3,370	8.41	57,286	4,771	8.33	(17,198)	(1,401)	0.08
Commercial real estate	2,162,523	124,597	5.76	2,145,496	135,323	6.31	17,027	(10,726)	(0.55)
Commercial & industrial	550,955	32,336	5.87	583,827	37,623	6.44	(32,872)	(5,287)	(0.57)
Total commercial	2,713,478	156,933	5.78	2,729,323	172,946	6.34	(15,845)	(16,013)	(0.56)
Residential real estate	2,091,742	92,211	4.41	2,537,903	105,253	4.15	(446,161)	(13,042)	0.26
Home equity	303,202	20,693	6.82	302,980	21,136	6.98	222	(443)	(0.16)
Other	16,849	844	5.01	18,277	882	4.83	(1,428)	(38)	0.18
Total consumer	320,051	21,537	6.73	321,257	22,018	6.85	(1,206)	(481)	(0.12)
Total loans	5,125,271	270,681	5.28	5,588,483	300,217	5.37	(463,212)	(29,536)	(0.09)
Total interest-earning assets	6,412,388	318,948	4.97	6,927,205	341,599	4.93	(514,817)	(22,651)	0.04
Noninterest-earning assets	286,013			253,957			32,056
Total assets	$6,698,401			$7,181,162			($482,761)
Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$678,515	$25,005	3.69%	$550,652	$24,156	4.39%	$127,863	$849	(0.70%)
NOW accounts	672,808	1,423	0.21	701,989	1,572	0.22	(29,181)	(149)	(0.01)
Money market accounts	1,196,803	38,273	3.20	1,127,960	42,710	3.79	68,843	(4,437)	(0.59)
Savings accounts	677,064	12,010	1.77	489,998	3,704	0.76	187,066	8,306	1.01
Time deposits (in-market)	1,213,692	44,727	3.69	1,172,500	47,595	4.06	41,192	(2,868)	(0.37)
Interest-bearing in-market deposits	4,438,882	121,438	2.74	4,043,099	119,737	2.96	395,783	1,701	(0.22)
Wholesale brokered time deposits	48,703	2,457	5.04	504,638	26,361	5.22	(455,935)	(23,904)	(0.18)
Total interest-bearing deposits	4,487,585	123,895	2.76	4,547,737	146,098	3.21	(60,152)	(22,203)	(0.45)
FHLB advances	885,668	39,635	4.48	1,312,391	64,539	4.92	(426,723)	(24,904)	(0.44)
Junior subordinated debentures	22,681	1,373	6.05	22,681	1,593	7.02	—	(220)	(0.97)
Total interest-bearing liabilities	5,395,934	164,903	3.06	5,882,809	212,230	3.61	(486,875)	(47,327)	(0.55)
Noninterest-bearing demand deposits	633,193			664,557			(31,364)
Other liabilities	142,557			154,019			(11,462)
Shareholders’ equity	526,717			479,777			46,940
Total liabilities and shareholders’ equity	$6,698,401			$7,181,162			($482,761)
Net interest income (FTE)		$154,045			$129,369			$24,676
Interest rate spread			1.91%			1.32%			0.59%
Net interest margin			2.40%			1.87%			0.53%

Management's Discussion and Analysis
Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)
Years ended December 31,	2025	2024	Change
Commercial loans	$858	$916	($58)
Nontaxable debt securities	2	1	1
Total	$860	$917	($57)

Net Interest Income
Net interest income, the primary source of our operating income, totaled $153.2 million and $128.4 million, respectively, for 2025 and 2024.

Net interest income is affected by the level of and changes in interest rates, and changes in the amount and composition of interest-earning assets and interest-bearing liabilities. Net interest income may also include the periodic recognition of prepayment penalty fee income associated with commercial loan payoffs. Prepayment penalty fee income amounted to $580 thousand (or a 1 basis point benefit to NIM) in 2025. Prepayment penalty fee income and its impact on NIM was insignificant in 2024. The analysis of net interest income, NIM and the yield on loans is also impacted by changes in the level of net amortization of premiums and discounts on securities and loans, which is included in interest income. As noted in the Consolidated Statements of Cash Flows, net amortization of premiums and discounts on securities and loans (a net reduction to net interest income) amounted to $1.1 million in 2025, compared to $1.3 million in 2024.

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

FTE net interest income in 2025 amounted to $154.0 million, up by $24.7 million, or 19%, from 2024. Decreases in average interest-bearing liability balances net of decreases in average interest-earning assets, increased net interest income by $9.5 million in 2025. Decreases in funding costs outpaced decreases in asset yields, increasing net interest income by $15.2 million in 2025. NIM was 2.40% in 2025, up by 53 basis points from 1.87% in 2024.

Total average securities for 2025 decreased by $58.4 million, or 5%, from 2024, primarily due to routine pay downs. The FTE rate of return on securities was 3.45% in 2025, up by 96 basis points from 2024.

Total average loan balances decreased by $463.2 million, or 8%, from 2024, largely reflecting a decrease in residential real estate loans. The yield on total loans in 2025 was 5.28%, down by 9 basis points from 2024.

FHLB advances and brokered time deposits are utilized as wholesale funding sources. Wholesale funding balances decreased in 2025, largely reflecting benefits from the balance sheet repositioning transactions mentioned above, as well as in-market deposit growth. Rates paid on wholesale funding have declined from the prior year reflecting lower market interest rates. The average balance of FHLB advances for 2025 decreased by $426.7 million, or 33%, from 2024. The average rate paid on such advances in 2025 was 4.48%, down 44 basis points from 2024. Included in total average interest-bearing deposits were wholesale brokered deposits, which decreased by $455.9 million, or 90%, from 2024. The average rate paid on wholesale brokered deposits in 2025 was 5.04%, down by 18 basis points from 2024.

Average in-market interest-bearing deposits, which excludes wholesale brokered deposits, increased by $395.8 million, or 10%, from 2024, reflecting increases across most deposit categories. The average rate paid on in-market interest-bearing deposits in 2025 was 2.74%, down by 22 basis points from 2024, largely reflecting lower market interest rates. The average balance of noninterest-bearing demand deposits for 2025 decreased by $31.4 million, or 5%, from 2024.

Management's Discussion and Analysis
Volume/Rate Analysis - Interest Income and Expense (FTE Basis)
The following table presents certain information on an FTE basis regarding changes in our interest income and interest expense for the period indicated.  The net change attributable to both volume and rate has been allocated proportionately.

(Dollars in thousands)	Changes Due To
Years Ended December 31, 2025 vs. 2024	Volume	Rate	Net Change
Interest on interest-earning assets:
Cash and short-term investments	$380	($1,569)	($1,189)
Mortgage loans held for sale	836	(63)	773
Taxable debt securities	(1,536)	10,215	8,679
Nontaxable debt securities	23	—	23
Total securities	(1,513)	10,215	8,702
FHLB stock	(1,446)	45	(1,401)
Commercial real estate	1,074	(11,800)	(10,726)
Commercial & industrial	(2,056)	(3,231)	(5,287)
Total commercial	(982)	(15,031)	(16,013)
Residential real estate	(19,345)	6,303	(13,042)
Home equity	16	(459)	(443)
Other	(70)	32	(38)
Total consumer	(54)	(427)	(481)
Total loans	(20,381)	(9,155)	(29,536)
Total interest income	(22,124)	(527)	(22,651)
Interest on interest-bearing liabilities:
Interest-bearing demand deposits	5,074	(4,225)	849
NOW accounts	(71)	(78)	(149)
Money market accounts	2,499	(6,936)	(4,437)
Savings accounts	1,854	6,452	8,306
Time deposits (in-market)	1,616	(4,484)	(2,868)
Interest-bearing in-market deposits	10,972	(9,271)	1,701
Wholesale brokered time deposits	(23,025)	(879)	(23,904)
Total interest-bearing deposits	(12,053)	(10,150)	(22,203)
FHLB advances	(19,532)	(5,372)	(24,904)
Junior subordinated debentures	—	(220)	(220)
Total interest expense	(31,585)	(15,742)	(47,327)
Net interest income (FTE)	$9,461	$15,215	$24,676

Provision for Credit Losses
The provision for credit losses results from management’s review of the adequacy of the ACL. The ACL is management’s estimate, at the reporting date, of expected lifetime credit losses and includes consideration of current forecasted economic conditions. Estimating an appropriate level of ACL necessarily involves a high degree of judgment.

The following table presents the provision for credit losses:

(Dollars in thousands)			Change
Years ended December 31,	2025	2024	$	%
Provision for credit losses on loans	$9,500	$2,900	$6,600	228%
Provision for credit losses on unfunded commitments	(300)	(500)	200	40
Provision for credit losses	$9,200	$2,400	$6,800	283%

Management's Discussion and Analysis

The increase in the provision for credit losses in 2025 reflected the impact of charge-offs on two commercial loan relationships. Net charge-offs totaled $14.2 million, or 0.28% of average loans in 2025, compared to $2.0 million, or 0.04% of average loans in 2024. See additional discussion regarding these two commercial loan relationships, other credit quality details and discussion regarding the ACL under the caption “Asset Quality” below.

Noninterest Income
Noninterest income is an important source of revenue for Washington Trust.  The principal categories of noninterest income are shown in the following table:

(Dollars in thousands)			Change
Years Ended December 31,	2025	2024	$	%
Noninterest income:
Wealth management revenues	$41,236	$39,054	$2,182	6%
Mortgage banking revenues	12,089	10,981	1,108	10
Card interchange fees	5,136	4,996	140	3
Service charges on deposit accounts	3,236	3,032	204	7
Loan related derivative income	2,129	467	1,662	356
Income from bank-owned life insurance	3,349	3,041	308	10
Realized losses on securities, net	—	(31,047)	31,047	100
Losses on the sale of portfolio loans, net	—	(62,888)	62,888	100
Gain on sale of bank-owned properties, net	6,994	988	6,006	608
Other income	1,691	3,579	(1,888)	(53)
Total noninterest income (loss)	$75,860	($27,797)	$103,657	373%
Adjusted noninterest income (non-GAAP)	$68,866	$63,050	$5,816	9%

Noninterest Income Analysis
Noninterest income amounted to $75.9 million in 2025, compared to a loss of $27.8 million in 2024. As described above, total noninterest income was impacted by infrequent transactions in both years. Excluding the impact of these transactions, adjusted noninterest income (non-GAAP) was $68.9 million in 2025, compared to $63.1 million in 2024, up by $5.8 million, or 9%.

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

The categories of wealth management revenues are shown in the following table:

(Dollars in thousands)			Change
Years Ended December 31,	2025	2024	$	%
Wealth management revenues:
Asset-based revenues	$40,570	$38,008	$2,562	7%
Transaction-based revenues	666	1,046	(380)	(36)
Total wealth management revenues	$41,236	$39,054	$2,182	6%

Management's Discussion and Analysis
The following table presents wealth management AUA balances:

(Dollars in thousands)	2025	2024
Assets under administration at the end of period	$7,777,250	$7,077,802

In the third quarter of 2025, the Bank's registered investment adviser subsidiary purchased client advisory contracts from Lighthouse in an asset acquisition. The transaction closed on July 31, 2025, resulting in the acquisition of AUA totaling $195.4 million. See Note 8 to the Consolidated Financial Statements for additional disclosure.

Wealth management revenues for 2025 increased by $2.2 million, or 6%, from 2024, largely reflecting an increase in asset-based revenues. The increase in asset-based revenues correlated with the change in average AUA balances. The average balance of AUA increased by 7% over 2024, primarily reflecting net investment appreciation of AUA.

Mortgage banking revenues are dependent on mortgage origination volume and are sensitive to interest rates and the condition of housing markets. In 2025, loan origination activities increased in response to decreases in market interest rates. The composition of mortgage banking revenues and the volume of loans sold to the secondary market are shown in the following table:

(Dollars in thousands)			Change
Years Ended December 31,	2025	2024	$	%
Mortgage banking revenues:
Realized gains on loan sales, net (1)	$9,909	$8,776	$1,133	13%
Changes in fair value, net (2)	72	(1)	73	7,300
Loan servicing fee income, net (3)	2,108	2,206	(98)	(4)
Total mortgage banking revenues	$12,089	$10,981	$1,108	10%

Loans sold to the secondary market (4)	$476,729	$416,141	$60,588	15%
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

Mortgage banking revenues increased by $1.1 million, or 10%, in 2025. The increase in mortgage banking revenues largely reflected an increase in sales volume.

Loan related derivative income from interest rate swap contracts with commercial borrowers increased by $1.7 million in 2025, reflecting higher transaction volume.

Other income was down by $1.9 million, or 53%, from 2024, primarily due to the receipt of income associated with a litigation settlement as mentioned above.

Management's Discussion and Analysis
Noninterest Expense
The following table presents noninterest expense comparisons:

(Dollars in thousands)			Change
Years Ended December 31,	2025	2024	$	%
Noninterest expense:
Salaries and employee benefits	$91,768	$86,260	$5,508	6%
Outsourced services	16,937	16,258	679	4
Net occupancy	10,736	9,785	951	10
Equipment	3,590	3,838	(248)	(6)
Legal, audit and professional fees	2,862	3,128	(266)	(9)
FDIC deposit insurance costs	4,580	5,513	(933)	(17)
Advertising and promotion	2,919	2,626	293	11
Amortization of intangibles	762	826	(64)	(8)
Pension plan settlement charge	6,436	—	6,436	100
Other	11,845	8,835	3,010	34
Total noninterest expense	$152,435	$137,069	$15,366	11%
Adjusted noninterest expense (non-GAAP)	$145,999	$137,069	$8,930	7%

Noninterest Expense Analysis
Total noninterest expense amounted to $152.4 million in 2025, compared to $137.1 million in 2024. Total noninterest expense was impacted by the termination of the Corporation’s qualified pension plan, as described under the caption “Summary” above. Excluding the impact of this infrequent transaction, adjusted noninterest expense (non-GAAP) was $146.0 million in 2025, up by $8.9 million, or 7%, from 2024.

Salaries and employee benefits expense, the largest component of noninterest expense, increased by $5.5 million, or 6%, from 2024. This included higher levels of performance- and volume-based compensation, merit increases, and increased staffing levels.

Outsourced services includes software as a service and cloud computing software costs, as well as other third-party provided processing costs. Outsourced services expense increased by $679 thousand, or 4%, from 2024, reflecting changes in third-party provided services, including volume-related changes.

Net occupancy increased by $951 thousand, or 10%, primarily due to lease expense associated with the sale-leaseback transactions that were completed in the first quarter of 2025.

FDIC deposit insurance costs for the 2025 decreased by $933 thousand, or 17%, from 2024, reflecting the impact of a decline in average assets from a year ago and a lower FDIC deposit assessment rate.

Other noninterest expense for 2025 increased by $3.0 million, or 34%, from 2024. Included in this increase was a fourth quarter 2025 $1.0 million contribution made by Washington Trust to its charitable foundation, as well as system conversion costs associated with changes in technology, and increases across a variety of noninterest expense categories.

Management's Discussion and Analysis
Income Taxes
The following table presents the Corporation’s income tax expense and effective tax rate for the periods indicated:

(Dollars in thousands)
Years ended December 31,	2025	2024
Income tax expense (benefit)	$15,169	($10,759)
Adjusted income tax expense (non-GAAP)	$15,028	$11,161
Effective tax rate	22.5%	27.7%
Adjusted effective tax rate (non-GAAP)	22.5%	21.5%
Blended statutory rate	25.0%	25.3%

The effective tax rates differed from the federal rate of 21%, primarily due to state income tax expense, which was partially offset by benefits from tax-exempt income, income from BOLI, and federal tax credits. The blended statutory rates include the federal income tax rate of 21% and a blended state income tax rate net of a federal tax benefit.

In 2025, the Corporation recognized income tax expense of $15.2 million, compared to an income tax benefit of $10.8 million in 2024. The effective tax rate for 2025 was 22.5%, compared to a rate 27.7% for 2024. Income tax expense (benefit) was impacted by infrequent transactions, as described under the caption “Summary” above. Excluding the impact of these transactions, the adjusted effective tax rate (non-GAAP) increased to 22.5% in 2025 from 21.5% in 2024, reflecting changes in state tax exposure and a lower proportion of nontaxable income to adjusted pre-tax book income.

The Corporation’s net deferred tax assets amounted to $36.9 million at December 31, 2025, compared to $63.0 million at December 31, 2024. This decrease included the realization of a deferred tax asset established in December 2024 associated with the loans that were reclassified to held for sale and written down to fair value as part of the balance sheet repositioning transactions. This deferred tax asset was realized in January 2025 when the loan sale was completed. Excluding that item, the decrease largely reflected reductions in deferred tax assets associated with increases in fair value of securities available for sale. Management’s assessment considered the Corporation’s forecasted future taxable income, existing taxable temporary differences along with tax planning strategies. Management believes deferred tax assets, net of the valuation allowance, are more-likely-than-not to be realized.

See Note 11 to the Consolidated Financial Statements for additional information regarding income taxes.

Segment Reporting
The Corporation manages its operations through two reportable business segments, consisting of Banking and Wealth Management Services. See Note 18 to the Consolidated Financial Statements.

Banking
The following table presents a summarized statement of operations for the Banking business segment:

(Dollars in thousands)			Change
Years Ended December 31,	2025	2024	$	%
Net interest income	$153,188	$128,448	$24,740	19%
Provision for credit losses	9,200	2,400	6,800	283
Net interest income after provision for credit losses	143,988	126,048	17,940	14
Noninterest income	33,887	(69,609)	103,496	(149)
Noninterest expense	119,914	108,789	11,125	10
Income before income taxes	57,961	(52,350)	110,311	(211)
Income tax expense	12,772	(13,530)	26,302	(194)
Net income	$45,189	($38,820)	$84,009	(216%)

Management's Discussion and Analysis
Net interest income for the Banking segment increased by $24.7 million, or 19%, from 2024. This improvement largely reflected benefits from the balance sheet repositioning transactions previously announced in December 2024. See additional discussion under the caption “Net Interest Income” above.

The provision for credit losses increased by $6.8 million from 2024, primarily due to elevated charge-offs in 2025. See additional discussion under the caption “Provision for Credit Losses.”

Noninterest income derived from the Banking segment was $33.9 million, compared to a loss of $69.6 million in 2024. Noninterest income in 2025 included a net gain recognized on sale-leaseback transactions. Noninterest income in 2024 included net losses recognized on balance sheet repositioning transactions, as well as a net gain on sale of a bank-owned operations facility. Excluding these items, Banking noninterest income increased by $3.4 million, or 14%, largely reflecting higher loan related derivative income and mortgage banking revenues. See additional discussion under the caption “Noninterest Income” above.

Banking noninterest expenses were up by $11.1 million, or 10%, from 2024. Included in 2025 was $4.9 million of the total pension plan settlement charge that was allocated to the Banking segment. Excluding this item, noninterest expenses for the Banking segment increased by $6.2 million, or 6%, reflecting increases in salaries and employee benefits expense, net occupancy, outsourced services, system conversion costs and charitable contribution expense. These increases were partially offset by a decrease in FDIC insurance costs. See additional disclosure under the caption “Noninterest Expense” above.

Wealth Management Services
The following table presents a summarized statement of operations for the Wealth Management Services business segment:

(Dollars in thousands)			Change
Years Ended December 31,	2025	2024	$	%
Net interest income	$—	$—	$—	—%
Noninterest income	41,973	41,812	161	—
Noninterest expense	32,521	28,280	4,241	15
Income before income taxes	9,452	13,532	(4,080)	(30)
Income tax expense	2,397	2,771	(374)	(13)
Net income	$7,055	$10,761	($3,706)	(34%)

Noninterest income for the Wealth Management Services segment was $42.0 million, up by $161 thousand, or 0.4%, from 2024. Included in 2024 was income of $2.1 million associated with a litigation settlement. Excluding the impact of this item, Wealth Management Services noninterest income increased by $2.3 million, or 6%, largely reflecting an increase in asset-based revenues. See further discussion of wealth management revenues under the caption “Noninterest Income” above.

Noninterest expenses for the Wealth Management Services segment increased by $4.2 million, or 15%, compared to 2024. Included in 2025 was $1.5 million of the total pension plan settlement charge that was allocated to the Wealth Management Services segment. Excluding this item, noninterest expenses for the Wealth Management Services segment increased by $2.7 million, or 10%, largely reflecting increases in salaries and employee benefits expense. See additional discussion under the caption “Noninterest Expense” above.

Management's Discussion and Analysis
Financial Condition
Summary
The following table presents selected financial condition data:

(Dollars in thousands)			Change
December 31,	2025	2024	$	%
Mortgage loans held for sale, at lower of cost or market	$—	$281,706	($281,706)	(100%)
Available for sale debt securities	940,342	916,305	24,037	3
Total loans	5,134,388	5,137,838	(3,450)	—
Allowance for credit losses on loans	37,236	41,960	(4,724)	(11)
Total assets	6,621,694	6,930,647	(308,953)	(4)
Total deposits	5,269,990	5,115,800	154,190	3
FHLB advances	626,000	1,125,000	(499,000)	(44)
Total shareholders’ equity	543,584	499,728	43,856	9

Mortgage loans held for sale at lower of cost or market decreased from the end of 2024. As part of the previously disclosed balance sheet repositioning transactions, residential mortgage loans that were held in portfolio were reclassified to held for sale at December 31, 2024. On January 24, 2025, the sale was completed and the cash proceeds received, along with in-market deposit growth, were used to pay down FHLB advances and wholesale brokered time deposits in 2025.

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

Determination of Fair Value
The Corporation uses an independent pricing service to obtain quoted prices. The prices provided by the independent pricing service are generally based on observable market data in active markets. The determination of whether markets are active or inactive is based upon the level of trading activity for a particular security class. Management reviews the independent pricing service’s documentation to gain an understanding of the appropriateness of the pricing methodologies. Management also reviews the prices provided by the independent pricing service for reasonableness based upon current trading levels for similar securities. If the prices appear unusual, they are re-examined and the value is either confirmed or revised. In addition, management periodically performs independent price tests of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of December 31, 2025 and 2024, management did not make any adjustments to the prices provided by the pricing service.

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

Management's Discussion and Analysis

Securities Portfolio
The carrying amounts of securities held are as follows:

(Dollars in thousands)
December 31,	2025		2024
	Amount	% of Total	Amount	% of Total
Available for Sale Debt Securities:
Obligations of U.S. government agencies and U.S. government-sponsored enterprises	$39,958	4%	$38,612	4%
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	880,894	94	855,147	94
Obligations of states and political subdivisions	663	—	655	—
Individual name issuer trust preferred debt securities	6,103	1	9,221	1
Corporate bonds	12,724	1	12,670	1
Total available for sale debt securities	$940,342	100%	$916,305	100%

The securities portfolio represented 14% of total assets at December 31, 2025, compared to 13% of total assets at December 31, 2024. The largest component of the securities portfolio is mortgage-backed securities, all of which are issued by U.S. government agencies or U.S. government-sponsored enterprises.

The securities portfolio increased by $24.0 million, or 3%, from the end of 2024. This included purchases of U.S. government agency mortgage-backed securities totaling $75.9 million, with a weighted average yield of 5.46% and an increase of $38.4 million (pre-tax) in the fair value of available for sale securities. These increases were partially offset by $89.2 million of routine pay-downs and maturities of mortgage-backed securities and calls of trust preferred debt securities.

The carrying amounts of available for sale debt securities as of December 31, 2025 and 2024, included net unrealized losses of $94.9 million and $133.3 million, respectively. The net unrealized losses were primarily concentrated in obligations of U.S. government agencies and U.S. government-sponsored enterprises, including mortgage-backed securities, and primarily attributable to relative changes in market interest rates since the time of purchase. See Note 3 to the Consolidated Financial Statements for additional information.

Federal Home Loan Bank Stock
The Bank is a member of the FHLB, which is a cooperative that provides services to its member banking institutions. The primary reason for the Bank’s membership is to gain access to a reliable source of wholesale funding in order to manage interest rate risk. The purchase of FHLB stock is a requirement for a member to gain access to funding. The Bank purchases FHLB stock in proportion to the volume of funding received and views the purchases as a necessary long-term investment for the purposes of balance sheet liquidity and not for investment return. The Bank’s investment in FHLB stock totaled $29.5 million at December 31, 2025, compared to $49.8 million at December 31, 2024. See Note 1 to the Consolidated Financial Statements for additional information.

Loans
We primarily serve individuals and businesses located in southern New England, and a substantial portion of our loans are secured by properties in southern New England. Total loans amounted to $5.1 billion at December 31, 2025, down by $3.5 million, or 0.1%, from the end of 2024.

Management's Discussion and Analysis
The following table sets forth the composition of the Corporation’s loan portfolio:

(Dollars in thousands)
December 31,	2025		2024
	Amount	%	Amount	%
Commercial:
Commercial real estate	$2,183,985	43%	$2,154,504	42%
Commercial & industrial	564,082	11	542,474	10
Total commercial	2,748,067	54	2,696,978	52
Residential real estate:
Residential real estate (1)	2,050,399	40	2,126,171	41
Consumer:
Home equity	318,862	6	297,119	6
Other	17,060	—	17,570	1
Total consumer	335,922	6	314,689	7
Total loans	$5,134,388	100%	$5,137,838	100%
(1)Includes negative basis adjustments associated with fair value hedges of $335 thousand and $1.5 million, respectively, at December 31, 2025 and 2024. See Note 9 to the Consolidated Financial Statements for additional disclosure.

An analysis of the maturity and interest rate sensitivity of the Corporation’s loan portfolio as of December 31, 2025 follows:

(Dollars in thousands)	Commercial				Consumer
	CRE (1)	C&I	Total Commercial	Residential Real Estate (2)	Home Equity	Other	Total Consumer	Total
Amounts due in:
One year or less	$477,278	$127,449	$604,727	$48,979	$5,722	$2,006	$7,728	$661,434
After one year to five years	1,318,740	325,618	1,644,358	207,472	18,622	7,247	25,869	1,877,699
After five years to fifteen years	387,967	110,705	498,672	650,496	31,634	6,513	38,147	1,187,315
After fifteen years	—	310	310	1,143,452	262,884	1,294	264,178	1,407,940
Total	$2,183,985	$564,082	$2,748,067	$2,050,399	$318,862	$17,060	$335,922	$5,134,388

Interest rate terms on amounts due after one year:
Fixed rates	$643,937	$160,227	$804,164	$919,692	$61,083	$12,512	$73,595	$1,797,451
Variable rates	1,062,770	276,406	1,339,176	1,081,728	252,057	2,542	254,599	2,675,503
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

Management's Discussion and Analysis
Commercial Loans
The commercial loan portfolio represented 54% of total loans at December 31, 2025, compared to 52% of total loans at December 31, 2024.

In making commercial loans, we may occasionally solicit the participation of other banks. The Bank also participates in commercial loans originated by other banks. In such cases, these loans are individually underwritten by us using standards similar to those employed for our self-originated loans. Our participation in commercial loans originated by other banks amounted to $613.5 million and $685.7 million, respectively, at December 31, 2025 and 2024. Our participation in commercial loans originated by other banks also includes shared national credits. Shared national credits are defined as participations in loans or loan commitments of at least $100.0 million that are shared by three or more banks.

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

Commercial Real Estate Loans
CRE loans totaled $2.2 billion at December 31, 2025, up by $29.5 million, or 1%, from the balance at December 31, 2024. In 2025, CRE loan originations and advances amounted to $359.1 million and were largely offset by payments.

The following table presents a geographic summary of CRE loans by property location:

(Dollars in thousands)	December 31, 2025		December 31, 2024
	Outstanding Balance	% of Total	Outstanding Balance	% of Total
Connecticut	$816,532	37%	$839,079	39%
Massachusetts	713,856	33	663,026	31
Rhode Island	375,905	17	434,244	20
Subtotal	1,906,293	87	1,936,349	90
All other states	277,692	13	218,155	10
Total	$2,183,985	100%	$2,154,504	100%

Management's Discussion and Analysis
Management considers the CRE portfolio to be well-diversified with loans across several property types. Other than the multi-family segment that is described further below, there were no other property types within the CRE portfolio that exceeded 10% of total loans. The following table presents a summary of CRE loans by property type segmentation:

(Dollars in thousands)	December 31, 2025		December 31, 2024
	Outstanding Balance (1)	% of CRE Total	Outstanding Balance (1)	% of CRE Total
CRE Portfolio Segmentation:
Multi-family	$667,388	31%	$567,243	26%
Retail	436,961	20	433,146	20
Industrial and warehouse	380,403	17	358,425	17
Office	237,706	11	289,853	13
Hospitality	230,549	11	213,585	10
Healthcare facility	156,871	7	205,858	10
Mixed-use	26,440	1	29,023	1
Other	47,667	2	57,371	3
Total CRE loans	$2,183,985	100%	$2,154,504	100%

Construction & development loans outstanding, included above	$86,682		$102,245
Participation in CRE loans originated by other banks, included above (2)	$518,493		$574,816
Average CRE loan size (3)	$5,217		$5,255
Largest individual CRE loan outstanding	$65,509		$65,482
(1)Does not include unfunded commitments of $127.1 million and $168.3 million, respectively, as of December 31, 2025 and 2024.
(2)Includes shared national credit balances of $45.6 million and $84.7 million, respectively, as of December 31, 2025 and 2024. There were no classified shared national credit balances as of December 31, 2025, compared to $21.0 million of classified balances as of December 31, 2024.
(3)Total commitment (outstanding loan balance plus unfunded commitments) divided by number of loans.

Multi-family totaled $667.4 million as of December 31, 2025, and is our largest single CRE segment, representing 13% of total loans and 31% of the total CRE portfolio. This segment includes non-owner occupied residential properties consisting of four or more units that are rented to tenants. At December 31, 2025, the credit quality of the multi-family segment was 100% pass-rated. Also, there were no nonaccrual loans and there was one loan that was past due with respect to payment terms in this segment at December 31, 2025.

There continues to be heightened focus in the banking industry on the CRE office sector, given the continuation of remote work and elevated vacancies across the office market. As of December 31, 2025, Washington Trust’s CRE office loan segment totaled $237.7 million, or 5% of total loans and 11% of the total CRE loans. The loans are secured by non-owner occupied office properties, including medical office and lab space, located in our primary lending market area of southern New England - Massachusetts, Connecticut, and Rhode Island. Furthermore, approximately 66% of the CRE office segment balance of $237.7 million is secured by properties located in suburban areas. As of December 31, 2025, 100% of the CRE office segment was current with respect to payment terms, and 100% of the CRE office segment was on accruing status. Additionally, the credit quality of the CRE office loan segment was 73% pass-rated, 24% special mention and 3% classified as of December 31, 2025.

Commercial and Industrial Loans
C&I loans amounted to $564.1 million at December 31, 2025, up by $21.6 million, or 4%, from the balance at December 31, 2024. In 2025, C&I originations and advances amounted to $106.2 million and were largely offset by payments.

Management's Discussion and Analysis
Management considers the C&I portfolio to be well-diversified with loans across several industries. The following table presents a summary of C&I loan by industry segmentation:

(Dollars in thousands)	December 31, 2025		December 31, 2024
	Outstanding Balance (1)	% of Total	Outstanding Balance (1)	% of Total
C&I Portfolio Segmentation:
Healthcare and social assistance	$150,061	27%	$126,547	23%
Real estate rental and leasing	57,113	10	63,992	12
Transportation and warehousing	55,315	10	55,784	10
Educational services	54,245	10	47,092	9
Retail trade	48,289	9	41,132	8
Accommodation and food services	26,431	5	12,368	2
Manufacturing	23,714	4	32,140	6
Finance and insurance	22,727	4	26,557	5
Arts, entertainment and recreation	22,043	4	19,861	4
Information	21,843	4	22,265	4
Professional, scientific and technical services	12,490	2	10,845	2
Public administration	1,448	—	2,186	—
Other	68,363	11	81,705	15
Total C&I loans	$564,082	100%	$542,474	100%

Participation in C&I loans originated by other banks, included above (2)	$95,047		$110,889
Average C&I loan size (3)	$839		$798
Largest individual C&I loan outstanding	$33,001		$25,333
(1)Does not include unfunded commitments of $306.9 million and $307.9 million, respectively, as of December 31, 2025 and 2024.
(2)Includes shared national credit balances of $72.0 million and $71.0 million, respectively, as of December 31, 2025 and 2024; all of which were pass-rated.
(3)Total commitment (outstanding loan balance plus unfunded commitments) divided by number of loans.

Healthcare and social assistance, our largest single C&I segment, totaled $150.1 million as of December 31, 2025, representing 3% of total loans and 27% of the total C&I portfolio. This segment includes specialty medical practices, elder services, and community and mental health centers. At December 31, 2025, the credit quality of the healthcare and social assistance segment was 89% pass-rated and 11% was special mention. Also, there were no nonaccrual loans and all loans were current with respect to payment terms at December 31, 2025.

Residential Real Estate Loans
The residential real estate loan portfolio represented 40% of total loans at December 31, 2025, compared to 41% of total loans at December 31, 2024.

Residential real estate loans held in portfolio amounted to $2.1 billion at December 31, 2025, down by $75.8 million, or 4%, from the balance at December 31, 2024, as loan originations were more than offset by payments.

Management's Discussion and Analysis
The following is a geographic summary of residential real estate loans by property location:

(Dollars in thousands)	December 31, 2025		December 31, 2024
	Amount	% of Total	Amount	% of Total
Massachusetts	$1,433,920	70%	$1,530,847	72%
Rhode Island	469,008	23	443,237	21
Connecticut	125,866	6	128,933	6
Subtotal	2,028,794	99	2,103,017	99
All other states	21,605	1	23,154	1
Total (1)	$2,050,399	100%	$2,126,171	100%
(1)Includes residential mortgage loans purchased from and serviced by other financial institutions totaling $38.5 million and $46.8 million, respectively, as of December 31, 2025 and 2024.

Included in the residential real estate loan portfolio are mortgage loans purchased from and serviced by other financial institutions. These loans are individually evaluated at time of purchase to Washington Trust’s underwriting standards and are secured by one- to four-family residential properties in southern New England and other states. Purchased residential mortgages serviced by others represented 2% of the total residential real estate loan portfolio at both December 31, 2025 and 2024, and were largely secured by properties located in Massachusetts.

Residential real estate loans are originated both for sale to the secondary market as well as for retention in the Bank’s loan portfolio. We also originate residential real estate loans for various investors in a broker capacity, including conventional mortgages and reverse mortgages. Residential real estate loan origination and refinancing activities are sensitive to interest rates and the conditions of housing markets.

The table below presents residential real estate loan origination activity:

(Dollars in thousands)
Years ended December 31,	2025		2024
	Amount	% of Total	Amount	% of Total
Originations for retention in portfolio (1)	$176,757	26%	$92,466	18%
Originations for sale to the secondary market (2)	490,441	74	418,080	82
Total	$667,198	100%	$510,546	100%
(1)Includes the full commitment amount of homeowner construction loans.
(2)Includes brokered loans (loans originated for others).

The table below presents residential real estate loan sales activity:

(Dollars in thousands)
Years ended December 31,	2025		2024
	Amount	% of Total	Amount	% of Total
Loans sold with servicing rights retained	$41,816	9%	$128,918	31%
Loans sold with servicing rights released (1)	434,913	91	287,223	69
Total	$476,729	100%	$416,141	100%
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

Loans are sold with servicing retained or released. Loans sold with servicing rights retained result in the capitalization of servicing rights. Loan servicing rights are included in other assets and are subsequently amortized as an offset to mortgage

Management's Discussion and Analysis
banking revenues over the estimated period of servicing. The net balance of capitalized servicing rights amounted to $6.6 million and $7.7 million, respectively, as of December 31, 2025 and 2024. The balance of residential mortgage loans serviced for others, which are not included in the Consolidated Balance Sheets, amounted to $1.3 billion at December 31, 2025, compared to $1.4 billion at December 31, 2024.

Consumer Loans
The consumer loan portfolio represented 6% of total loans at December 31, 2025, compared to 7% at December 31, 2024.

Consumer loans include home equity loans and lines of credit and personal installment loans. Home equity lines of credit and home equity loans represented 95% of the total consumer portfolio at December 31, 2025. Our home equity line and home equity loan origination activities are conducted primarily in southern New England. The Bank estimates that approximately 45% of the combined home equity lines of credit and home equity loan balances are first lien positions or subordinate to other Washington Trust mortgages.

Also included in the consumer loan portfolio are purchased loans to individuals secured by general aviation aircraft. These loans were individually underwritten by us at the time of purchase using standards similar to those employed for self-originated consumer loans. At December 31, 2025, these purchased loans represented 3% of the total consumer loan portfolio, compared to 4% at December 31, 2024.

The consumer loan portfolio totaled $335.9 million at December 31, 2025, up by $21.2 million, or 7%, from December 31, 2024, largely reflecting increases in home equity lines and loans.

Investment in Bank-Owned Life Insurance
BOLI amounted to $115.1 million and $106.8 million, respectively, at December 31, 2025 and 2024. BOLI provides a means to mitigate increasing employee benefit costs.  The Corporation expects to benefit from the BOLI contracts as a result of the tax-free growth in cash surrender value and death benefits that are expected to be generated over time.  The purchase of the life insurance policy results in an income-earning asset on the Consolidated Balance Sheets that provides monthly tax-free income to the Corporation.  The largest risk to the BOLI program is credit risk of the insurance carriers.  To mitigate this risk, annual financial condition reviews are completed on all carriers.  BOLI is invested in the “general account” of quality insurance companies.  All such general account carriers were rated as investment grade at December 31, 2025 by credit rating agencies such as A.M. Best, Moody’s and S&P.  BOLI is included in the Consolidated Balance Sheets at its cash surrender value.  Increases in BOLI’s cash surrender value are reported as a component of noninterest income in the Consolidated Statements of Income (Loss).

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

Management's Discussion and Analysis
Nonperforming Assets
Nonperforming assets are typically comprised of nonaccrual loans and OREO.

The following table presents nonperforming assets and additional asset quality data:

(Dollars in thousands)
December 31,	2025	2024
Commercial:
Commercial real estate	$—	$10,053
Commercial & industrial	—	515
Total commercial	—	10,568
Residential Real Estate:
Residential real estate	11,099	10,767
Consumer:
Home equity	1,824	1,972
Other	—	—
Total consumer	1,824	1,972
Total nonaccrual loans	12,923	23,307
OREO, net	—	—
Total nonperforming assets	$12,923	$23,307

Nonperforming assets to total assets	0.20%	0.34%
Nonperforming loans to total loans	0.25%	0.45%
Total past due loans to total loans	0.22%	0.23%
Allowance for credit losses on loans to total loans	0.73%	0.82%
Allowance for credit losses on loans to nonaccrual loans	288.14%	180.03%
Accruing loans 90 days or more past due	$—	$—

Nonaccrual Loans
Loans, with the exception of certain well-secured loans that are in the process of collection, are placed on nonaccrual status and interest recognition is suspended when such loans are 90 days or more overdue with respect to principal and/or interest, or sooner if considered appropriate by management. Loans are removed from nonaccrual status when they have been current as to principal and interest (generally for six months), the borrower has demonstrated an ability to comply with repayment terms, and when, in management’s opinion, the loans are considered to be fully collectible. During 2025, the Corporation made no changes in its practices or policies concerning the placement of loans into nonaccrual status.

Interest income that would have been recognized if loans on nonaccrual status had been current in accordance with their original terms was approximately $933 thousand in 2025, compared to $1.6 million in 2024.  Interest income attributable to these loans included in the Consolidated Statements of Income (Loss) amounted to approximately $646 thousand and $908 thousand, respectively, in 2025 and 2024.

Management's Discussion and Analysis
The following table presents the activity in nonaccrual loans:

(Dollars in thousands)
Years ended December 31,	2025	2024
Balance at beginning of period	$23,307	$44,618
Additions to nonaccrual status	15,515	8,284
Loans returned to accruing status	(2,726)	(14,410)
Loans charged-off	(14,735)	(2,413)
Payments, payoffs and other changes	(8,438)	(12,772)
Balance at end of period	$12,923	$23,307

The Corporation’s 2025 results were adversely impacted by charge-offs on two nonaccrual commercial loan relationships.

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

The following table presents additional detail on nonaccrual loans:

(Dollars in thousands)	December 31, 2025					December 31, 2024
		Days Past Due					Days Past Due
	Current	30-89	90 or More	Total Nonaccrual	% (1)	Current	30-89	90 or More	Total Nonaccrual	% (1)
Commercial:
Commercial real estate	$—	$—	$—	$—	—%	$10,053	$—	$—	$10,053	0.47%
Commercial & industrial	—	—	—	—	—	—	515	—	515	0.09
Total commercial	—	—	—	—	—	10,053	515	—	10,568	0.39
Residential Real Estate:
Residential real estate	3,228	4,869	3,002	11,099	0.54	5,975	2,419	2,373	10,767	0.51
Consumer:
Home equity	1,347	131	346	1,824	0.57	832	233	907	1,972	0.66
Other		—	—	—	—		—	—	—	—
Total consumer	1,347	131	346	1,824	0.54	832	233	907	1,972	0.63
Total nonaccrual loans	$4,575	$5,000	$3,348	$12,923	0.25%	$16,860	$3,167	$3,280	$23,307	0.45%
(1)Percentage of nonaccrual loans to the total loans outstanding within the respective class.

Management's Discussion and Analysis

There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at December 31, 2025.

As of December 31, 2025, there were no nonaccrual commercial loans and the composition of nonaccrual loans was 100% residential and consumer. This compared to 55% residential and consumer and 45% commercial as of December 31, 2024.

Nonaccrual loans at December 31, 2025 totaled $12.9 million, down by $10.4 million from the end of 2024. This decline was concentrated in CRE office segment and reflected charge-offs, as well as a loan payoff and proceeds received on a note sale.

As of December 31, 2025, the balance of nonaccrual residential real estate loans was predominately secured by properties in Massachusetts, Connecticut and Rhode Island. Included in total nonaccrual residential real estate loans at December 31, 2025 were two loans purchased for portfolio and serviced by others totaling $506 thousand.  Management monitors the collection efforts of its third-party servicers as part of its assessment of the collectability of nonperforming loans.

Past Due Loans
The following table presents past due loans by class:

(Dollars in thousands)
December 31,	2025		2024
	Amount	% (1)	Amount	% (1)
Commercial:
Commercial real estate	$648	0.03%	$—	—%
Commercial & industrial	7	—	900	0.17
Total commercial	655	0.02	900	0.03
Residential Real Estate:
Residential real estate	9,095	0.44	7,741	0.36
Consumer:
Home equity	1,607	0.50	2,947	0.99
Other	26	0.15	394	2.24
Total consumer	1,633	0.49	3,341	1.06
Total past due loans	$11,383	0.22%	$11,982	0.23%
(1)Percentage of past due loans to the total loans outstanding within the respective class.

The composition of past due loans (loans past due 30 days or more) was 94% residential and consumer and 6% commercial at December 31, 2025. This compared to 92% residential and consumer and 8% commercial of December 31, 2024.

Total past due loans decreased by $599 thousand from the end of 2024.

Total past due loans included $8.3 million of nonaccrual loans as of December 31, 2025, compared to $6.4 million of as of December 31, 2024.

All loans 90 days or more past due at December 31, 2025 and 2024 were classified as nonaccrual.

Potential Problem Loans
The Corporation classifies certain loans as “substandard,” “doubtful,” or “loss” based on criteria consistent with guidelines provided by banking regulators.  Potential problem loans include classified accruing commercial loans that were less than 90 days past due at December 31, 2025 and other loans for which known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future.

Potential problem loans are not included in the amounts of nonaccrual presented above.  They are assessed for loss exposure using the methods described in Note 4 to the Consolidated Financial Statements under the caption “Credit Quality

Management's Discussion and Analysis
Indicators.” Management cannot predict the extent to which economic conditions or other factors may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become modified, or require increased allowance coverage and provision for credit losses on loans.

Management has identified $28.4 million in potential problem loans at December 31, 2025, compared to $28.2 million at December 31, 2024. As of December 31, 2025, the balance of potential problem loans largely consisted of two CRE office segment loans secured by properties in our primary lending market area. At December 31, 2025, these loans were current with respect to payment terms.

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

The Corporation does not recognize a recovery when new appraisals indicate a subsequent increase in value.

The following table presents additional detail on the Corporation’s loan portfolio and associated allowance:

(Dollars in thousands)	December 31, 2025			December 31, 2024
	Loans	Related Allowance	Allowance / Loans	Loans	Related Allowance	Allowance / Loans
Individually analyzed loans	$8,922	$43	0.48%	$16,591	$1,543	9.30%
Pooled (collectively evaluated) loans (1)	5,125,801	37,193	0.73	5,122,728	40,417	0.79
Total	$5,134,723	$37,236	0.73%	$5,139,319	$41,960	0.82%
(1)The amount reported for pooled loans excludes negative basis adjustment associated with fair value hedges of $335 thousand and $1.5 million, respectively, at December 31, 2025 and December 31, 2024. See Note 9 to the Consolidated Financial Statements for additional disclosure.

The ACL on loans amounted to $37.2 million at December 31, 2025, down by $4.7 million, or 11%, from the balance at December 31, 2024. The ACL on loans as a percentage of total loans, also known as the reserve coverage ratio, was 0.73% at December 31, 2025, compared to 0.82% at December 31, 2024. ACL on loans as a percentage of nonaccrual loans was 288.14% at December 31, 2025, compared to 180.03% at December 31, 2024

Net charge-offs totaled $14.2 million, or 0.28% of average loans, in 2025, compared to $2.0 million, or 0.04% of average loans, in 2024. See additional discussion regarding charge-offs on two nonaccrual commercial loan relationships above under the caption “Nonaccrual Loans.”

Various loan loss allowance coverage ratios are affected by the timing and extent of charge-offs, particularly with respect to individually analyzed collateral dependent loans. The decrease in the ACL on loans from December 31, 2024 reflects the impact of elevated charge-offs in 2025, as well as net improvements in loss given default estimates and regression analysis results, which were reflective of the performance of the overall loan portfolio and changes in econometric forecasts. For

Management's Discussion and Analysis
additional information regarding the ACL methodology, see Note 1 to the Consolidated Financial Statements, as well as disclosure under the caption “Critical Accounting Policies and Estimates.”

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

(Dollars in thousands)	December 31, 2025			December 31, 2024
	Allocated ACL	ACL to Loans	Loans to Total Portfolio (1)	Allocated ACL	ACL to Loans	Loans to Total Portfolio (1)
Commercial:
Commercial real estate	$19,766	0.91%	43%	$26,485	1.23%	42%
Commercial & industrial	9,750	1.73	11	7,277	1.34	10
Total commercial	29,516	1.07	54	33,762	1.25	52
Residential Real Estate:
Residential real estate	6,270	0.31	40	6,832	0.32	41
Consumer:
Home equity	1,186	0.37	6	1,031	0.35	6
Other	264	1.55	—	335	1.91	1
Total consumer	1,450	0.43	6	1,366	0.43	7
Total ACL on loans at end of period	$37,236	0.73%	100%	$41,960	0.82%	100%
(1)Percentage of loans outstanding in respective class to total loans outstanding.

Management's Discussion and Analysis
The following table reflects the activity in the ACL on loans during the years presented:

(Dollars in thousands)
December 31,	2025	2024	2023
Balance at beginning of period	$41,960	$41,057	$38,027
Charge-offs:
Commercial:
Commercial real estate	5,715	1,961	373
Commercial & industrial	8,693	208	37
Total commercial	14,408	2,169	410
Residential real estate:
Residential real estate	—	—	—
Consumer:
Home equity	—	—	—
Other	327	244	167
Total consumer	327	244	167
Total charge-offs	14,735	2,413	577
Recoveries:
Commercial:
Commercial real estate	318	—	—
Commercial & industrial	139	22	12
Total commercial	457	22	12
Residential real estate:
Residential real estate	—	160	3
Consumer:
Home equity	18	197	10
Other	36	37	32
Total consumer	54	234	42
Total recoveries	511	416	57
Net charge-offs	14,224	1,997	520
Provision charged to earnings	9,500	2,900	3,550
Balance at end of period	$37,236	$41,960	$41,057

Net charge-offs to average loans	0.28%	0.04%	0.01%

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

The following table presents a summary of deposits:

(Dollars in thousands)	December 31, 2025		December 31, 2024		Balance Change
	Amount	% of Total	Amount	% of Total	$	%
Noninterest-bearing demand deposits	$595,092	11%	$661,776	13%	($66,684)	(10%)
Interest-bearing demand deposits (in-market)	756,794	14	592,904	12	163,890	28
NOW accounts	715,114	14	692,812	14	22,302	3
Money market accounts	1,185,420	22	1,154,745	23	30,675	3
Savings accounts	796,887	15	523,915	10	272,972	52
Time deposits (in-market)	1,220,683	24	1,192,110	22	28,573	2
Total in-market deposits	5,269,990	100	4,818,262	94	451,728	9
Wholesale brokered time deposits	—	—	297,538	6	(297,538)	(100)
Total deposits	$5,269,990	100%	$5,115,800	100%	$154,190	3%

Total deposits amounted to $5.3 billion at December 31, 2025, up by $154.2 million, or 3%, from December 31, 2024, reflecting increases in in-market deposits, partially offset by a decline in wholesale brokered time deposits.

In-market deposits, which exclude wholesale brokered deposits, were up by $451.7 million, or 9%, from the balance at December 31, 2024, largely reflecting increases in savings and interest-bearing demand deposits. Competition for deposits in our market area is strong, and continued demand for higher‑cost deposit products remains. Washington Trust remains focused on maintaining existing depositor relationships and supporting organic deposit growth.
There were no wholesale brokered time deposits at December 31, 2025, compared to $297.5 million at December 31, 2024. See disclosure regarding wholesale funding under the caption “Borrowings” below.

The following table presents a summary of the Bank’s uninsured deposits:

(Dollars in thousands)	December 31, 2025		December 31, 2024
	Balance	% of Total Deposits	Balance	% of Total Deposits
Uninsured Deposits:
Uninsured deposits (1)	$1,417,127	27%	$1,363,689	27%
Less: affiliate deposits (2)	85,651	2	94,740	2
Uninsured deposits, excluding affiliate deposits	1,331,476	25	1,268,949	25
Less: fully-collateralized preferred deposits (3)	220,937	4	197,638	4
Uninsured deposits, after exclusions	$1,110,539	21%	$1,071,311	21%
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

Management's Discussion and Analysis
The following table presents the amount of time certificates of deposit in denominations of $250 thousand or more at December 31, 2025, maturing during the periods indicated:

(Dollars in thousands)
Three months or less	$129,445
Over three months to six months	139,120
Over six months to 12 months	59,609
Over 12 months	27,732
Total time deposits	$355,906

Borrowings
Borrowings primarily consist of FHLB advances, which are used as a source of funding for liquidity and interest rate risk management purposes. FHLB advances totaled $626.0 million at December 31, 2025, down by $499.0 million from the balance at the end of 2024. For additional information regarding FHLB advances see Note 13 to the Consolidated Financial Statements.

Both FHLB advances and wholesale brokered time deposits decreased from the end of 2024, reflecting increases in in-market deposits, the redeployment of cash resulting from the previously disclosed balance sheet repositioning transactions, and timing of liquidity management activities.

Liquidity and Capital Resources
Liquidity Management
The Corporation proactively manages its liquidity and cash flow requirements with the intent to maintain stable, cost-effective funding and to promote the strength of its overall balance sheet. The liquidity position of the Corporation is continuously monitored by management and adjustments are made to appropriately balance sources and uses of funds, as needed. For further details surrounding the Corporation’s liquidity risks and related strategy, see the “Risk Management – Liquidity Risk Management” section below.

Capital Resources
Total shareholders’ equity amounted to $543.6 million at December 31, 2025, up by $43.9 million from December 31, 2024. The net increase primarily reflected net income of $52.2 million and an improvement of $39.9 million in the AOCL component of shareholders' equity, partially offset by a dividend declarations of $43.5 million and a net increase in treasury stock of $6.1 million. See Note 19 to the Consolidated Financial Statements for additional disclosure regarding changes in AOCL. The net increase in treasury stock included the Corporation’s repurchase of 267,658 shares, at an average price of $27.26 and a total cost of $7.4 million, under its 2025 Repurchase Program.

Washington Trust declared dividends of $2.24 per share in 2025, unchanged from dividends per share declared in 2024. The dividend payout ratio was 82.7 % in 2025, compared to (137.4%) in 2024. The adjusted dividend payout ratio (non-GAAP) was 83.3% in 2025, compared to 94.5% in 2024.

The ratio of total equity to total assets amounted to 8.21% at December 31, 2025, compared to a ratio of 7.21% at December 31, 2024.  Book value per share was $28.56 at December 31, 2025, compared to $25.93 at December 31, 2024.

The Bancorp and the Bank are subject to various regulatory capital requirements and are considered “well capitalized,” with a total risk-based capital ratio of 12.95% at December 31, 2025, compared to 12.47% at December 31, 2024.

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

Interest rate risk is the risk of loss to earnings due to movements in interest rates. Interest rate risk arises from differences between the timing of rate changes and the timing of cash flows. It exists because the repricing frequency and magnitude of interest-earning assets and interest-bearing liabilities are not identical. See additional disclosure under the caption “Asset/Liability Management and Interest Rate Risk” below.

Liquidity risk is the risk that the Corporation will not have the ability to generate adequate amounts of cash in the most economical way for it to meet its maturing liability obligations and customer loan demand. Liquidity risk includes the inability to manage unplanned decreases or changes in funding sources. See additional disclosure under the caption “Liquidity Risk Management” below.

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

Management's Discussion and Analysis
For additional factors that could adversely impact Washington Trust’s future results of operations and financial condition, see the section labeled “Risk Factors” in Item 1A of this Annual Report on Form 10-K.

Asset/Liability Management and Interest Rate Risk
The ALCO establishes policies governing liquidity and interest rate risk and reports quarterly to the Corporation’s Audit Committee. The objective of the ALCO is to manage assets and funding sources in alignment with the Corporation’s liquidity, capital adequacy, growth, risk, and profitability goals.

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

The ALCO reviews simulation results to determine whether the Corporation’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure.  As of December 31, 2025 and December 31, 2024, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Corporation. All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Corporation’s balance sheet remain stable. The unchanged rate scenario as of December 31, 2025 shows net interest income trending higher over the next 12- and 24-month periods.

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

Management's Discussion and Analysis
interest rate risk or future NIM.  Over time, the repricing, maturity, and prepayment characteristics of financial instruments and the composition of the Corporation’s balance sheet may change to a different degree than estimated.

The following table sets forth the estimated change in net interest income compared to an unchanged rate scenario over the periods indicated for parallel changes in market interest rates using the Corporation’s on- and off-balance sheet financial instruments as of December 31, 2025 and December 31, 2024.  Interest rates are assumed to shift by parallel rate changes as shown in the table below. Further, deposits are assumed to have certain minimum rate levels below which they will not fall.  It should be noted that the rate scenarios shown do not necessarily reflect the ALCO’s view of the “most likely” change in interest rates over the periods indicated.

	December 31, 2025		December 31, 2024
	Months 1-12	Months 13-24	Months 1-12	Months 13-24
100 basis point rate decrease	(1.72%)	(2.33%)	(1.83%)	(0.53%)
200 basis point rate decrease	(3.30%)	(5.07%)	(3.78%)	(1.67%)
300 basis point rate decrease	(4.77%)	(8.28%)	(5.89%)	(3.73%)
100 basis point rate increase	0.52%	(0.54%)	(0.16%)	(3.52%)
200 basis point rate increase	2.07%	2.36%	1.54%	(3.98%)
300 basis point rate increase	3.72%	4.54%	3.25%	(4.81%)

The relative change in interest rate sensitivity from December 31, 2024, as shown in the above table, was attributable to changes in balance sheet composition and market interest rates. The changes included in-market deposit growth and also reflected the balance sheet repositioning transactions previously announced in December 2024, which included a reduction in loans and a lower level of wholesale funding. Lower levels of wholesale funding improve the Corporation’s interest rate exposure in rising rate scenarios, but reduce the benefit in declining rate scenarios because wholesale funding reprices more quickly and by a greater amount than the repricing of in-market deposits in response to changes in market rates.

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

The following table summarizes the potential change in market value of the Corporation’s available for sale debt securities as of December 31, 2025 and 2024 resulting from immediate parallel rate shifts:

(Dollars in thousands)
Security Type	Down 100 Basis Points	Up 200 Basis Points
Obligations of U.S. government agencies and U.S. government-sponsored enterprises	$926	($1,794)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	42,769	(108,295)
Obligations of states and political subdivisions	28	(89)
Trust preferred debt and other corporate debt securities	60	(137)
Total change in market value as of December 31, 2025	$43,783	($110,315)
Total change in market value as of December 31, 2024	$75,007	($140,027)

Liquidity Risk Management
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand.  The Corporation’s primary source of liquidity is in-market deposits, which funded approximately 76% of total average assets in

Management's Discussion and Analysis
the year ended December 31, 2025.  While the generally preferred funding strategy is to attract and retain low-cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace.  Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and brokered deposits), cash flows from the investment securities portfolio, and loan repayments.  Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs, although management has no intention to do so at this time.

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

The table below presents a summary of contingent liquidity balances by source:

(Dollars in thousands)
December 31,	2025	2024	2023
Contingent Liquidity:
Federal Home Loan Bank of Boston (1)	$1,356,005	$752,951	$1,086,607
Federal Reserve Bank of Boston (2)	104,379	70,286	65,759
Available cash liquidity (3)	17,460	36,647	54,970
Unencumbered securities	539,830	597,771	680,857
Total contingent liquidity	$2,017,674	$1,457,655	$1,888,193

Percentage of total contingent liquidity to uninsured deposits	142.4%	106.9%	149.8%
Percentage of total contingent liquidity to uninsured deposits, after exclusions	181.7%	136.1%	195.9%
(1)As of December 31, 2025, 2024 and 2023, loans with a carrying value of $2.9 billion, $2.8 billion and $3.4 billion, respectively, and securities available for sale with a carrying value of $71.8 million, $74.2 million and $94.3 million, respectively, were pledged to the FHLB resulting in this additional borrowing capacity.
(2)As of December 31, 2025, 2024 and 2023, loans with a carrying value of $58.3 million, $68.5 million and $71.0 million, respectively, and securities available for sale with a carrying value of $57.6 million, $13.9 million and $13.1 million, respectively, were pledged to the FRBB resulting in this additional unused borrowing capacity.
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

In addition to the amounts presented above, the Bank also had access to a $40.0 million unused line of credit with the FHLB at December 31, 2025, 2024 and 2023.

The ALCO establishes and monitors internal liquidity measures to manage liquidity exposure.  Liquidity remained within target ranges established by the ALCO during 2025.  Based on its assessment of the liquidity considerations described above, management believes the Corporation’s sources of funding meet anticipated funding needs.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements
In the ordinary course of business, the Corporation enters into contractual obligations that require future cash payments. These include payments related to lease obligations, time deposits with stated maturity dates, borrowings and defined benefit

Management's Discussion and Analysis
pension plans. For additional information on these arrangements and the expected timing of applicable payments as of December 31, 2025, see the following notes to the Consolidated Financial Statements: Note 7 for leases, Note 12 for time deposits, Note 13 for borrowings and Note 16 for defined benefit pension plans.

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

A substantial portion of the Corporation’s assets and liabilities are monetary in nature and as a result interest rates have a more significant impact on the overall performance of the Corporation than the general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as inflation. There is no precise method, however, to measure the effects of inflation on the Corporation’s consolidated financial statements. And, we cannot predict whether or when the Federal Reserve may increase or decrease interest rates in the future.

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

Allowance for Credit Losses on Loans
The ACL on loans is management’s estimate of expected lifetime credit losses on loans carried at amortized cost. The ACL on loans is established through a provision for credit losses recognized in earnings. Additionally, the ACL on loans is reduced by charge-offs on loans and increased by recoveries of amounts previously charged-off. At December 31, 2025 the ACL on loans totaled $37.2 million, compared to $42.0 million at December 31, 2024. A significant portion of our ACL is allocated to the commercial portfolio (both CRE and C&I). As of December 31, 2025 and 2024, the ACL allocated to the total commercial portfolio was $29.5 million and $33.8 million, respectively.

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

Management's Discussion and Analysis
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

In estimating the ACL on loans, management considers the sensitivity of the model and significant judgments and assumptions that could result in an amount that is materially different from management’s estimate. Given the concentration of ACL allocation to the total commercial portfolio and the significant judgments made by management in deriving the qualitative loss factors, management analyzed the impact that changes in qualitative judgments could have. The range of impact was an ACL allocated to the total commercial loan portfolio between $20.7 million and $56.6 million at December 31, 2025. The sensitivity and related range of impact is a hypothetical analysis and is not intended to represent management’s judgments or assumptions of qualitative loss factors that were utilized at December 31, 2025 in estimation of the ACL on loans recognized on the Consolidated Balance Sheets.

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

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.
Information regarding quantitative and qualitative disclosures about market risk appears under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Risk Management.”

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

As of December 31, 2025, management assessed the effectiveness of the Corporation’s internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by COSO.  Based on this assessment, management concluded that the Corporation’s internal control over financial reporting as of December 31, 2025 was effective.

The Corporation’s internal control over financial reporting as of December 31, 2025 has been audited by Crowe LLP, an independent registered public accounting firm, as stated in their report, which follows. This report expresses an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2025.

/s/ Edward O. Handy III	/s/ Ronald S. Ohsberg

Edward O. Handy III Chairman and Chief Executive Officer	Ronald S. Ohsberg Senior Executive Vice President, Chief Financial Officer and Treasurer

February 24, 2026

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors
Washington Trust Bancorp, Inc.
Westerly, Rhode Island

Opinion on Internal Control over Financial Reporting
We have audited Washington Trust Bancorp, Inc. and Subsidiaries (the “Corporation”) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Corporation as of December 31, 2025 and 2024, the related consolidated statements of income (loss), comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”) and our report dated February 24, 2026 expressed an unqualified opinion.
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

Franklin, TN
February 24, 2026

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors
Washington Trust Bancorp, Inc.
Westerly, Rhode Island

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Washington Trust Bancorp, Inc. and Subsidiaries (the “Corporation”) as of December 31, 2025 and 2024, the related consolidated statements of income (loss), comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Corporation’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 24, 2026 expressed an unqualified opinion.
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

Allowance for Credit Losses – Qualitative Factors on Total Commercial Loans
As described in Note 1 to the consolidated financial statements, the Corporation accounts for credit losses under ASC 326, Financial Instruments – Credit Losses. ASC 326 requires the measurement of expected lifetime credit losses for financial assets measured at amortized cost at the reporting date. As of December 31, 2025, the balance of the allowance for credit losses (“ACL”) on loans was $37.2 million.

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

Franklin, TN
February 24, 2026

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets	(Dollars in thousands, except par value)

December 31,	2025	2024
Assets:
Cash and due from banks	$29,481	$21,534
Interest-earning deposits with correspondent banks	61,375	88,368
Short-term investments	12,878	3,987
Mortgage loans held for sale, at fair value	35,833	21,708
Mortgage loans held for sale, at lower of cost or market	—	281,706
Premises and equipment held for sale, at lower of cost or market	—	4,788
Available for sale debt securities, at fair value (amortized cost $1,035,205; net of allowance for credit losses on securities of $0 at December 31, 2025; and amortized cost of $1,049,557; net of allowance for credit losses on securities of $0 at December 31, 2024)	940,342	916,305
Federal Home Loan Bank stock, at cost	29,473	49,817
Loans:
Total loans	5,134,388	5,137,838
Less: allowance for credit losses on loans	37,236	41,960
Net loans	5,097,152	5,095,878
Premises and equipment, net	25,402	26,873
Operating lease right-of-use assets	35,904	26,943
Investment in bank-owned life insurance	115,126	106,777
Goodwill	63,909	63,909
Identifiable intangible assets, net	4,303	2,885
Other assets	170,516	219,169
Total assets	$6,621,694	$6,930,647
Liabilities:
Deposits:
Noninterest-bearing deposits	$595,092	$661,776
Interest-bearing deposits	4,674,898	4,454,024
Total deposits	5,269,990	5,115,800
Federal Home Loan Bank advances	626,000	1,125,000
Junior subordinated debentures	22,681	22,681
Operating lease liabilities	38,726	29,578
Other liabilities	120,713	137,860
Total liabilities	6,078,110	6,430,919
Commitments and contingencies (Note 21)
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 60,000,000 shares; 19,561,985 shares issued and 19,034,935 shares outstanding at December 31, 2025 and 19,561,985 shares issued and 19,273,583 shares outstanding at December 31, 2024	1,223	1,223
Paid-in capital	198,323	196,947
Retained earnings	442,741	434,014
Accumulated other comprehensive loss	(79,309)	(119,171)
Treasury stock, at cost; 527,050 shares at December 31, 2025 and 288,402 shares at December 31, 2024	(19,394)	(13,285)
Total shareholders’ equity	543,584	499,728
Total liabilities and shareholders’ equity	$6,621,694	$6,930,647

The accompanying notes are an integral part of these consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income (Loss)	(Dollars and shares in thousands, except per share amounts)

	Years ended December 31,	2025	2024	2023
	Interest income:
	Interest and fees on loans	$269,826	$299,297	$270,330
	Interest on mortgage loans held for sale	2,548	1,775	980
	Taxable interest on debt securities	36,529	27,850	29,059
	Nontaxable interest on debt securities	30	8	—
	Dividends on Federal Home Loan Bank stock	3,370	4,771	3,315
	Other interest income	5,788	6,977	4,975
	Total interest and dividend income	318,091	340,678	308,659
	Interest expense:
	Deposits	123,895	146,098	120,429
	Federal Home Loan Bank advances	39,635	64,539	49,589
	Junior subordinated debentures	1,373	1,593	1,543
	Total interest expense	164,903	212,230	171,561
	Net interest income	153,188	128,448	137,098
	Provision for credit losses	9,200	2,400	3,200
	Net interest income after provision for credit losses	143,988	126,048	133,898
	Noninterest income (loss):
	Wealth management revenues	41,236	39,054	35,540
	Mortgage banking revenues	12,089	10,981	6,660
	Card interchange fees	5,136	4,996	4,921
	Service charges on deposit accounts	3,236	3,032	2,806
	Loan related derivative income	2,129	467	1,390
	Income from bank-owned life insurance	3,349	3,041	3,488
	Realized losses on securities, net	—	(31,047)	—
	Losses on sale of portfolio loans, net	—	(62,888)	—
	Gain on sale of bank-owned properties, net	6,994	988	—
	Other income	1,691	3,579	1,335
	Total noninterest income (loss)	75,860	(27,797)	56,140
	Noninterest expense:
	Salaries and employee benefits	91,768	86,260	82,458
	Outsourced services	16,937	16,258	14,521
	Net occupancy	10,736	9,785	9,636
	Equipment	3,590	3,838	4,318
	Legal, audit and professional fees	2,862	3,128	3,891
	FDIC deposit insurance costs	4,580	5,513	4,667
	Advertising and promotion	2,919	2,626	2,562
	Amortization of intangibles	762	826	843
	Pension plan settlement charge	6,436	—	—
	Other expenses	11,845	8,835	10,661
	Total noninterest expense	152,435	137,069	133,557
	Income (loss) before income taxes	67,413	(38,818)	56,481
	Income tax expense (benefit)	15,169	(10,759)	8,305
	Net income (loss)	$52,244	($28,059)	$48,176

	Net income (loss) available to common shareholders	$52,244	($28,038)	$48,091
	Weighted average common shares outstanding - basic	19,180	17,149	17,033
	Weighted average common shares outstanding - diluted	19,281	17,149	17,062
Per share information:	Basic earnings (loss) per common share	$2.72	($1.63)	$2.82
	Diluted earnings (loss) per common share	$2.71	($1.63)	$2.82
The accompanying notes are an integral part of these consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)	(Dollars in thousands)

Years ended December 31,	2025	2024	2023
Net income (loss)	$52,244	($28,059)	$48,176
Other comprehensive income (loss), net of tax:
Net change in fair value of available for sale debt securities	28,696	14,152	14,442
Net change in fair value of cash flow hedges	4,796	7,681	7,026
Net change in defined benefit plan obligations	6,370	149	(4,821)
Total other comprehensive income, net of tax	39,862	21,982	16,647
Total comprehensive income (loss)	$92,106	($6,077)	$64,823

The accompanying notes are an integral part of these consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity	(Dollars and shares in thousands)

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	AOCL	Treasury Stock	Total
Balance at December 31, 2022	17,183	$1,085	$127,056	$492,043	($157,800)	($8,715)	$453,669
Net income	—	—	—	48,176	—	—	48,176
Total other comprehensive income, net of tax	—	—	—	—	16,647	—	16,647
Cash dividends declared ($2.24 per share)	—	—	—	(38,302)	—	—	(38,302)
Share-based compensation	—	—	2,064	—	—	—	2,064
Exercise of stock options, issuance of other compensation-related equity awards, net of awards surrendered	48	—	(2,970)	—	—	2,216	(754)
Treasury stock purchased under the 2023 Repurchase Program (1)	(200)	—	—	—	—	(8,814)	(8,814)
Balance at December 31, 2023	17,031	$1,085	$126,150	$501,917	($141,153)	($15,313)	$472,686

Net loss	—	—	—	(28,059)	—	—	(28,059)
Total other comprehensive income, net of tax	—	—	—	—	21,982	—	21,982
Cash dividends declared ($2.24 per share)	—	—	—	(39,844)	—	—	(39,844)
Share-based compensation	—	—	2,473	—	—	—	2,473
Common stock issued for equity offering, net	2,199	137	70,384	—	—	—	70,521
Exercise of stock options, issuance of other compensation-related equity awards, net of awards surrendered	44	1	(2,060)	—	—	2,028	(31)
Balance at December 31, 2024	19,274	$1,223	$196,947	$434,014	($119,171)	($13,285)	$499,728

Net income	—	—	—	52,244	—	—	52,244
Total other comprehensive income, net of tax	—	—	—	—	39,862	—	39,862
Cash dividends declared ($2.24 per share)	—	—	—	(43,517)	—	—	(43,517)
Share-based compensation	—	—	3,026	—	—	—	3,026
Exercise of stock options, issuance of other compensation-related equity awards, net of awards surrendered	29	—	(1,650)	—	—	1,252	(398)
Treasury stock purchased under the 2025 Repurchase Program (1)	(268)	—	—	—	—	(7,361)	(7,361)
Balance at December 31, 2025	19,035	$1,223	$198,323	$442,741	($79,309)	($19,394)	$543,584
(1)Treasury stock includes $65 thousand and $73 thousand, respectively, of excise tax attributable to shares repurchased in 2025 and 2023.
The accompanying notes are an integral part of these consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows	(Dollars in thousands)

	Years ended December 31,	2025	2024	2023
	Cash flows from operating activities:
	Net income (loss)	$52,244	($28,059)	$48,176
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for credit losses	9,200	2,400	3,200
	Gain on sale of bank-owned properties, net	(6,994)	(988)	—
	Depreciation of premises and equipment	3,455	3,934	4,005
	Net amortization of premiums and discounts on debt securities and loans	1,121	1,267	1,352
	Amortization of intangibles	762	826	843
	Amortization of terminated cash flow hedge loss	8,581	8,605	6,465
	Pension plan settlement charge	6,436	—	—
	Share-based compensation	3,026	2,473	2,064
	Tax expense from stock option exercises and other equity awards	(210)	(183)	(34)
	Deferred income tax expense (benefit)	12,611	(16,737)	(3,690)
	Income from bank-owned life insurance	(3,349)	(3,041)	(3,488)
	Realized losses on securities, net	—	31,047	—
	Losses on sale of portfolio loans, net	—	62,888	—
	Net gains on loan sales, including changes in fair value	(9,981)	(8,775)	(4,514)
	Proceeds from sales of loans, net	465,470	408,844	219,568
	Loans originated for sale	(469,800)	(402,826)	(221,637)
	Decrease (increase) in operating lease right-of-use assets	3,483	2,420	(2,208)
	(Decrease) increase in operating lease liabilities	(3,296)	(2,449)	2,469
	Decrease (increase) in other assets	8,490	(11,141)	(3,000)
	(Decrease) increase in other liabilities	(939)	7,163	(17,968)
	Net cash provided by operating activities	80,310	57,668	31,603
	Cash flows from investing activities:
Purchases of:	Available for sale debt securities: Mortgage-backed	(74,869)	(363,406)	(39,967)
	Available for sale debt securities: Other	(986)	(16,351)	(20,221)
Proceeds from sales of:	Available for sale debt securities: Mortgage-backed	—	185,143	—
	Available for sale debt securities: Other	—	193,267	—
Maturities, calls and principal payments of:	Available for sale debt securities: Mortgage-backed	84,846	71,184	71,732
	Available for sale debt securities: Other	4,350	900	750
	Net redemptions (purchases) of Federal Home Loan Bank stock	20,344	2,076	(8,430)
	Net (increase) decrease in loans	(11,226)	165,858	(537,467)
	Net proceeds from sale of portfolio loans	283,182	—	—
	Purchases of loans	(946)	(1,435)	(5,743)
	Proceeds from the sale of property acquired through foreclosure or repossession	—	680	—
	Purchases of premises and equipment	(2,005)	(4,001)	(5,048)
	Net proceeds from sale of bank-owned property	11,780	1,669	—
	Purchases of bank-owned life insurance	(5,000)	—	—
	Proceeds from surrender of bank-owned life insurance	—	—	1,932
	Purchase of intangible asset in asset acquisition	(2,180)	—	—
	Equity investments in real estate limited partnerships	(1,486)	(3,942)	(8,115)
	Purchases of other equity investments, net	(375)	(338)	(263)
	Net cash provided by (used in) investing activities	305,429	231,304	(550,840)
The accompanying notes are an integral part of these consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows – (continued)	(Dollars in thousands)

Years ended December 31,	2025	2024	2023
Cash flows from financing activities:
Net increase (decrease) in deposits	154,190	(232,360)	329,198
Proceeds from Federal Home Loan Bank advances	1,857,000	2,385,000	3,515,000
Repayment of Federal Home Loan Bank advances	(2,356,000)	(2,450,000)	(3,305,000)
Treasury stock purchased	(7,361)	—	(8,814)
Net proceeds from issuance of common stock in public offering	—	70,521	—
Net proceeds from stock option exercises and issuance of other equity awards, net of awards surrendered	(398)	(31)	(754)
Cash dividends paid	(43,325)	(38,397)	(38,631)
Net cash (used in) provided by financing activities	(395,894)	(265,267)	490,999
Net (decrease) increase in cash and cash equivalents	(10,155)	23,705	(28,238)
Cash and cash equivalents at beginning of year	113,889	90,184	118,422
Cash and cash equivalents at end of year	$103,734	$113,889	$90,184

Noncash Activities:
Loans charged-off	$14,735	$2,413	$577
Portfolio loans transferred to held for sale	—	344,594	—
Loans transferred to property acquired through foreclosure or repossession	—	—	683
Premises and equipment transferred to held for sale	—	4,788	—
Commitment for equity investments in real estate limited partnerships	14,592	6,078	3,020
Supplemental Disclosures:
Interest payments	$173,917	$217,154	$156,648
Income taxes paid, net of refunds	(142)	7,236	9,926

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

Short-term Investments
Short-term investments consist of highly liquid investments with a maturity date of three months or less when purchased and are considered to be cash equivalents.  The Corporation’s short-term investments may be composed of overnight federal funds sold, securities purchased under resale agreements, money market mutual funds and U.S. Treasury bills. Short-term investments designated in rabbi trusts or a QRP for employee benefits represent restricted cash equivalents.

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

Premiums and discounts are amortized and accreted over the term of the securities on a method that approximates the level yield method.  The amortization and accretion is included in interest income on securities.  Interest income is recognized when earned.  Realized gains or losses from sales of securities are recorded on the trade date, determined using the specific identification method and recognized within noninterest income.

The fair values of securities may be based on either quoted market prices or third-party pricing services.

The Corporation excludes accrued interest from the amortized cost basis of debt securities and reports accrued interest in other assets. The Corporation also excludes accrued interest from the estimate of credit losses on debt securities.

A debt security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a debt security placed on nonaccrual is reversed against interest income.

Allowance for Credit Losses on Securities
For available for sale debt securities in an unrealized loss position, management first assesses whether the Corporation intends to sell, or if it is likely that the Corporation will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through a provision for credit losses. For debt securities available for sale that do not meet either of these criteria, management evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers both quantitative and qualitative factors.

A substantial portion of available for sale debt securities held by the Corporation are obligations issued by U.S. government agency and U.S. government-sponsored enterprises, including mortgage-backed securities. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major credit rating agencies and have a long history of no credit losses. For these securities, management takes into consideration the long history of no credit losses and other factors to assess the risk of nonpayment even if the U.S. government were to default. As such, the Corporation utilizes a zero credit loss estimate for these securities.

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

Notes to Consolidated Financial Statements – (continued)
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

No market exists for shares of FHLB stock and therefore, it is carried at cost.  FHLB stock may be redeemed at par value five years following termination of FHLB membership, subject to limitations which may be imposed by the FHLB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLB.  While the Bank currently has no intentions to terminate its FHLB membership, the ability to redeem its investment in FHLB stock would be subject to the conditions imposed by the FHLB.  The Bank monitors its investment to determine if impairment exists. Based on the capital adequacy and the liquidity position of the FHLB, management believes there is no impairment related to the carrying amount of FHLB stock as of December 31, 2025.

Long-lived Assets Held for Sale
Once all the criteria for held for sale in ASC 360 are met, assets are reclassified to held for sale and measured at lower of the assets carrying value or fair value less costs to sell. If the carrying value of the assets to be sold exceed the fair value less cost to sell, a valuation allowance is established with a corresponding loss recognized within noninterest income.

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

Notes to Consolidated Financial Statements – (continued)

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

The ACL on loans is management’s estimate of expected lifetime credit losses on loans carried at amortized cost. The Corporation made an accounting policy election to exclude accrued interest from the amortized cost basis of loans and reports accrued interest in other assets. The Corporation also excludes accrued interest from the estimate of credit losses on loans.

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

For pooled loans, the ACL is measured utilizing a DCF methodology to estimate credit losses over the expected life of the loan. The life of the loan excludes expected extensions, renewals and modifications, unless the extension or renewal options are included in the original or modified contract terms and not unconditionally cancellable by the Corporation. The methodology incorporates a probability of default and loss given default framework. Default triggers include the loan has become past due by 90 or more days, a charge-off has occurred, the loan has been placed on nonaccrual status, the loan has been modified as a TLM, or the loan is risk-rated as special mention or classified. Loss given default is estimated based on historical credit loss experience. Probability of default is estimated utilizing a regression model that incorporates econometric factors. Econometric factors are selected based on the correlation of the factor to historical credit losses for each portfolio segment.

Notes to Consolidated Financial Statements – (continued)
The following table summarizes the econometric factors utilized for each loan portfolio segment as of the dates indicated:

Econometric Factors
Loan portfolio segment	At December 31, 2025	At December 31, 2024
CRE	NUR & GDP	NUR & GDP
C&I	NUR & GDP	NUR & GDP
Residential real estate	NUR & HPI	NUR & HPI
Home equity	NUR & HPI	NUR & HPI
Other consumer	GDP	GDP

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

Because the methodology is based upon historical experience and trends, current economic data, reasonable and supportable forecasts, as well as management’s judgment, factors may arise that result in different estimations. Deteriorating conditions or assumptions could lead to further increases in the ACL on loans, conversely improving conditions or assumptions could lead to further reductions in the ACL on loans. A problem with one or more loans could also require a significant increase to the ACL. In addition, various regulatory agencies periodically review the ACL on loans. Such agencies may require additions to the allowance based on their judgments about information available to them at the time of their examination. The ACL on loans is an estimate, and ultimate losses may vary from management’s estimate.

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

The ACL on unfunded commitments is included in other liabilities. The ACL on unfunded commitments is adjusted through a provision for credit losses recognized in earnings.

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

Leases
Under non-cancellable operating leases, the Corporation has committed to rent premises used in business operations.

Management determines if an arrangement meets the definition of a lease upon inception. When an arrangement is determined to be a lease, management assesses whether it meets the criteria of an operating lease or a financing lease. This assessment is performed at inception or at the time of modification.

Upon commencement, operating leases are recorded on the balance sheet, through the recognition of an operating lease ROU asset and an operating lease liability. ROU assets represent a right to use an underlying asset for the contractual lease term. Operating lease liabilities represent an obligation to make lease payments arising from the lease. The Corporation recognizes an adjustment to the ROU asset and lease liability when lease agreements are modified. The discount rate used in determining the present value of operating lease liabilities is based on the lessor’s implicit rate in the lease, if known, or the Corporation’s incremental borrowing rate for borrowing terms similar to the lease upon commencement date.

The Corporation’s operating lease agreements contain both lease and non-lease components, which are generally accounted for separately. The Corporation’s lease agreements do not contain any residual value guarantees.

The Corporation made an accounting policy election to include operating leases with terms of 12 months or less in ROU assets and operating lease liabilities. Operating lease terms include options to extend when it is reasonably certain that the Corporation will exercise such options, determined on a lease-by-lease basis.

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

Notes to Consolidated Financial Statements – (continued)
Identifiable Intangible Assets
For acquisitions that meet the definition of a business combination, the value attributed to intangible assets at the acquisition date is based on the time period over which they are expected to generate economic benefits.

Additionally, asset acquisitions for single identifiable intangible assets are accounted for under a cost accumulation model. The value of the intangible asset is based on cash consideration paid to acquire the asset, as well as the direct costs associated with the asset acquisition, such as those paid to third-party legal counsel, brokers and consultants. At the acquisition date, a liability for the contingent consideration payments is not recognized, as the amounts to be paid are uncertain until a future measurement date. Instead, contingent consideration payments are capitalized as part of the intangible asset acquired when the payments are probable and reasonably estimable. Once capitalized, the contingent consideration will be amortized over the remaining life of the intangible asset.

The Corporation’s intangible assets consist of wealth management client advisory contracts and are amortized over their estimated lives using a method that approximates the amount of economic benefits that are realized by the Corporation.

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

Property Acquired through Foreclosure
Property acquired through foreclosure is initially recorded at fair value less estimated costs to sell, resulting in a new cost basis.  Fair value of such assets is determined based on independent appraisals and other relevant factors.  The amount by which the recorded investment in the loan exceeds the fair value (net of estimated costs to sell) at the time of foreclosure is charged to the ACL on loans.  Subsequent to foreclosure, a valuation allowance on the asset is established for declines in fair value.  Any subsequent increases in fair value are recorded as a reduction to the valuation allowance, but not below zero. Upon sale of foreclosed property, any excess of the carrying value over the sales proceeds is recognized as a loss on sale. Any excess of sales proceeds over the carrying value of the foreclosed property is first applied as a recovery to the valuation allowance, if any, with the remainder being recognized as a gain on sale. Changes to the valuation allowance, operating expenses associated with ownership of these properties, and gains or losses recognized upon sale are included in other noninterest expense.

Investments in Real Estate Limited Partnerships
The Bank invests in real estate limited partnerships that renovate, own and operate low-income housing complexes. The Bank neither actively participates in the management of nor has a controlling interest in the real estate limited partnerships. The carrying value of such investments is recorded in other assets.

Investments in real estate limited partnerships are accounted for using the proportional amortization method. Unfunded commitments for future capital contributions are recognized and recorded in other liabilities. Under the proportional amortization method, the investment is amortized over the same tax period and in proportion to the total tax benefits expected to be allocated to the Bank. The amortization is recognized as a component of income tax expense. In addition, operating losses and tax credits generated by the partnership are also recorded as a reduction to income tax expense.

Other Equity Investments
The Corporation invests in equity investments without readily determinable fair value. Such equity investments are classified within other assets. The Corporation has elected to carry equity investments without readily determinable fair value at cost, less impairment, if any, plus or minus changes in observable prices. A qualitative impairment analysis for equity investments without readily determinable fair value is performed quarterly. If the equity investment is deemed to be impaired, an impairment loss is recognized in the amount by which the carrying value of the equity investment exceeds its estimated fair value. The impairment loss is recognized as a reduction of other noninterest income. An impairment loss can be reversed in a subsequent period if there are observable transactions for the identical or similar investment of the same issuer at an amount that is greater than the carrying value of the investment that was established when the impairment loss was recognized. The

Notes to Consolidated Financial Statements – (continued)
reversal of any impairment loss or other changes resulting from observable transactions are recognized in other noninterest income.

Impairment of Long-Lived Assets Other than Goodwill
Long-lived assets, including premises and equipment, operating lease ROU assets and investments in real estate limited partnerships, are tested for impairment whenever events or changes in business circumstances indicate that the carrying amount may not be fully recoverable.  If impairment is determined to exist, any related impairment loss is calculated based on fair value.  Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. An impairment loss is recognized within noninterest expense. A previously recognized impairment loss cannot be reversed in a subsequent period.

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

For certain commissions and incentives, such as those paid to employees in our Wealth Management Services and Banking segments in order to obtain customer contracts, contract cost assets are established. The contract cost assets are capitalized and amortized over the estimated useful life that the asset is expected to generate benefits. Contract cost assets are included in other assets. The amortization of contract cost assets is recorded within salaries and employee benefits expense.

Notes to Consolidated Financial Statements – (continued)

Pension Costs
The net periodic benefit cost accounting method recognizes the compensation cost of an employee’s pension benefit over that employee’s approximate service period.  Pension benefit costs and benefit obligations incorporate various actuarial and other assumptions, including discount rates, mortality, rates of return on plan assets and compensation increases.  Management evaluates assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is appropriate to so do.  The effect of modifications to those assumptions is recorded in other comprehensive income and amortized to net periodic cost over future periods.

The service cost component of net periodic benefit cost, when it was applicable, was recognized within salaries and employee benefits expense. All other components of net periodic benefit cost are recognized in other noninterest expense.

The funded status of defined benefit pension plans, measured as the difference between the fair value of plan assets and the projected benefit obligation, is recognized in the Consolidated Balance Sheets.  The changes in the funded status of the defined benefit plans, including actuarial gains and losses, are recognized in comprehensive income in the year in which the changes occur.

Share-Based Compensation
Share-based compensation plans provide for awards of stock options and other equity incentives, including restricted stock units and performance share units.

Compensation expense for awards is recognized over the service period based on the fair value at the date of grant and is included in salaries and employee benefits expense. Grant date fair value for stock options is estimated using the Black-Scholes option-pricing model. Awards of restricted stock units and performance share units are valued at the fair market value of the Bancorp’s common stock as of the award date. Performance share unit compensation expense is based on the most recent performance assumption available and is adjusted as assumptions change. Forfeitures are recognized when they occur. Vesting of the awards may accelerate or may be subject to proportional vesting if there is a change in control, disability, retirement or death. Vested equity awards are issued from treasury stock, when available, or from authorized but unissued stock.

Excess tax benefits (expenses) result when tax return deductions differ from recognized share-based compensation cost that are determined using the grant-date fair value approach for financial statement purposes. Excess tax benefits (expenses) related to the settlement of share-based awards are recorded as a decrease (increase) to income tax expense and are classified in the Consolidated Statements of Cash Flows as an operating activity.

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

Notes to Consolidated Financial Statements – (continued)

Segment Reporting
The Corporation manages its operations through two reportable business segments, consisting of Banking and Wealth Management Services, as determined by the Corporation’s designated CODMs. Additional information on the Corporation’s reportable business segments is presented in Note 18.

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

Derivative Instruments and Hedging Activities
Derivatives are recognized as either assets or liabilities and are measured at fair value.  Derivative assets are included in other assets and derivative liabilities are included in other liabilities. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and resulting designation.

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

Notes to Consolidated Financial Statements – (continued)
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

Note 2 - Recently Issued Accounting Pronouncements
Accounting Standards Adopted in 2025
Income Taxes - Topic 740
Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740) - Improvements to Income Tax Disclosures” (“ASU 2023-09”), was issued in December 2023 to enhance and provide additional transparency on income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Corporation adopted the provisions of ASU 2023-09 on a retrospective basis. The adoption of ASU 2023-09 did not have a material impact on the Corporation’s financial statements.

Accounting Standards Pending Adoption
Income Statement - Reporting Comprehensive Income - Subtopic 220
Accounting Standards Update No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) - Disaggregation of Income Statement Expenses” (“ASU 2024-03”), was issued in November 2024 to enhance and provide additional disclosure on certain costs and expenses. The effective date of ASU 2024-03 was further clarified in ASU 2025-01, which was subsequently issued in January 2025. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The provisions under ASU 2024-03 can be applied on either a prospective or retrospective basis. ASU 2024-03 is not expected to have a material impact on the Corporation’s financial statements.

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

Intangibles - Goodwill and Other - Internal-Use Software - Subtopic 350
Accounting Standards Update No. 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” (“ASU 2025-06”) was issued in September 2025 to modernize the accounting framework for internal-use software development costs to better reflect contemporary development practices. ASU 2025-06 eliminates the previous stage-based model (i.e. preliminary, application development, and post-implementation stages) and introduces a principles-based capitalization model. Under this ASU, software development costs are capitalized when management has authorized and committed to funding the project, and it is probable that the project will be completed and the software will perform its intended function. The ASU also consolidates guidance for website development costs into ASC 350-40 and aligns disclosure requirements with those under ASC 360-10, including the nature and amount of capitalized internal-use software costs, the accounting policy and capitalization criteria, any significant judgments and estimates applied, amortization methods and useful lives, and qualitative and quantitative information about major software projects. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, including interim periods within those annual periods, with early adoption permitted. The provisions under ASU 2025-06 can be applied on either a prospective, modified retrospective, or full retrospective basis. The Corporation is currently evaluating the impact of ASU 2025-06 on its financial statements.

Notes to Consolidated Financial Statements – (continued)
Derivatives and Hedging - Topic 815
Accounting Standards Update No. 2025‑09, “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements” (“ASU 2025-09”) was issued in November 2025 to make targeted amendments to the hedge accounting guidance to better align accounting outcomes with an entity’s risk management activities and to clarify certain aspects of the guidance originally amended by ASU 2017‑12. The amendments primarily affect cash flow hedges, but also include limited changes related to fair value hedges and net investment hedges. Among other things, ASU 2025-09 expands the ability to hedge groups of forecasted transactions with similar risk exposures, provides a framework to facilitate hedge accounting for forecasted interest payments on variable‑rate debt instruments that permit changes to the reference rate and tenor, clarifies hedge accounting for forecasted purchases and sales of nonfinancial assets, updates guidance related to net written options used as hedging instruments, and addresses certain recognition and presentation matters involving foreign currency‑denominated debt used in multiple hedging relationships. ASU 2025-09 is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those periods, with early adoption permitted. The amendments are required to be applied on a prospective basis, with transition provisions that allow certain hedging relationships to continue without de-designation. The Corporation is currently evaluating the impact of ASU 2025-09 on its financial statements.

Interim Reporting - Topic 270
Accounting Standards Update No. 2025‑11, “Interim Reporting (Topic 270): Narrow‑Scope Improvements” (“ASU 2025-11”) was issued in December 2025 to clarify the scope and applicability of interim reporting guidance, reorganize and clarify interim disclosure requirements, and introduce a disclosure principle requiring entities to disclose events occurring since the end of the most recent annual reporting period that have a material impact on the entity. The amendments are intended to improve clarity and consistency in interim reporting and do not change the underlying recognition or measurement requirements under U.S. GAAP. ASU 2025‑11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The amendments can either be applied on a prospective or retrospective basis. ASU 2025-11 is not expected to have a material impact on the Corporation’s financial statements.

Note 3 - Securities
Available for Sale Debt Securities
The following tables present the amortized cost, gross unrealized holding gains, gross unrealized holding losses, ACL on securities and fair value of securities by major security type and class of security:

(Dollars in thousands)
December 31, 2025	Amortized Cost	Unrealized Gains	Unrealized Losses	ACL	Fair Value
Available for Sale Debt Securities:
Obligations of U.S. government agencies and U.S. government-sponsored enterprises	$41,639	$93	($1,774)	$—	$39,958
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	973,520	5,100	(97,726)	—	880,894
Obligations of states and political subdivisions	650	13	—	—	663
Individual name issuer trust preferred debt securities	6,186	—	(83)	—	6,103
Corporate bonds	13,210	2	(488)	—	12,724
Total available for sale debt securities	$1,035,205	$5,208	($100,071)	$—	$940,342

Notes to Consolidated Financial Statements – (continued)

(Dollars in thousands)
December 31, 2024	Amortized Cost	Unrealized Gains	Unrealized Losses	ACL	Fair Value
Available for Sale Debt Securities:
Obligations of U.S. government agencies and U.S. government-sponsored enterprises	$41,751	$—	($3,139)	$—	$38,612
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	984,546	52	(129,451)	—	855,147
Obligations of states and political subdivisions	650	5	—	—	655
Individual name issuer trust preferred debt securities	9,414	—	(193)	—	9,221
Corporate bonds	13,196	—	(526)	—	12,670
Total available for sale debt securities	$1,049,557	$57	($133,309)	$—	$916,305

Available for sale debt securities balances exclude accrued interest receivable of $3.1 million and $3.2 million, respectively, as of December 31, 2025 and 2024.

At December 31, 2025 and 2024, securities with a fair value of $392.4 million and $310.5 million, respectively, were pledged as collateral for FHLB borrowings, potential borrowings with the FRBB, certain public deposits and for other purposes.  See Note 13 for additional discussion of FHLB borrowings.

Following the public offering of common stock by the Bancorp disclosed in Note 14, the Bank sold available for sale debt securities with an amortized cost balance of $409.5 million (fair value of $378.4 million) and reinvested $378.4 million into purchases of available for sale debt securities. The sale of debt securities resulted in a net realized pre-tax loss of $31.0 million that was recognized in the December 2024.

The following table summarizes amounts related to the sale of available for debt securities:

(Dollars in thousands)
For the periods ended December 31,	2025	2024	2023
Proceeds from sales	$—	$378,410	$—

Gross realized gains	$—	$—	$—
Gross realized losses	—	(31,047)	—
Net realized losses on securities	$—	($31,047)	$—

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

(Dollars in thousands)
December 31, 2025	Amortized Cost	Fair Value
Due in one year or less	$127,431	$116,244
Due after one year to five years	363,046	330,618
Due after five years to ten years	249,847	226,075
Due after ten years	294,881	267,405
Total securities	$1,035,205	$940,342

Notes to Consolidated Financial Statements – (continued)
Included in the above table are debt securities with an amortized cost balance of $46.7 million and a fair value of $44.4 million at December 31, 2025 that are callable at the discretion of the issuers.  Final maturities of the callable securities range from 1 year to 19 years, with call features ranging from 1 month to 7 years.

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

The following tables summarize available for sale debt securities in an unrealized loss position, for which an ACL on securities has not been recorded, segregated by length of time that the securities have been in a continuous unrealized loss position:

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
December 31, 2025	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government agencies and U.S. government-sponsored enterprises	2	$611	($5)	3	$23,582	($1,769)	5	$24,193	($1,774)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	1	1,519	(1)	91	453,251	(97,725)	92	454,770	(97,726)
Individual name issuer trust preferred debt securities	—	—	—	2	6,103	(83)	2	6,103	(83)
Corporate bonds	—	—	—	3	10,724	(488)	3	10,724	(488)
Total temporarily impaired securities	3	$2,130	($6)	99	$493,660	($100,065)	102	$495,790	($100,071)

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
December 31, 2024	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored enterprises	2	$15,289	($12)	6	$23,323	($3,127)	8	$38,612	($3,139)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	57	384,164	(3,632)	93	466,741	(125,819)	150	850,905	(129,451)
Individual name issuer trust preferred debt securities	—	—	—	3	9,221	(193)	3	9,221	(193)
Corporate bonds	—	—	—	4	12,670	(526)	4	12,670	(526)
Total temporarily impaired securities	59	$399,453	($3,644)	106	$511,955	($129,665)	165	$911,408	($133,309)

There were no debt securities on nonaccrual status at December 31, 2025 and 2024 and, therefore there was no accrued interest related to debt securities reversed against interest income for 2025 and 2024.

As of December 31, 2025, the Corporation does not intend to sell the debt securities in an unrealized loss position and has determined that it is more-likely-than-not that the Corporation will not be required to sell each security before the recovery of its amortized cost basis. In addition, management does not believe that any of the securities are impaired due to reasons of credit quality. As further described below, management believes the unrealized losses on these debt securities are primarily attributable to changes in the investment spreads and interest rates. Therefore, no ACL was recorded at both December 31, 2025 and 2024.

Obligations of U.S. Government Agencies and U.S. Government-Sponsored Enterprise Securities, including Mortgage-Backed Securities
The contractual cash flows for these securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major credit rating agencies and have a long history of no credit losses. The issuers of these securities continue to make timely principal and interest payments and none of these securities were past due at December 31, 2025.

Notes to Consolidated Financial Statements – (continued)
As disclosed in Note 1, the Corporation utilizes a zero credit loss estimate for these securities.

Individual Name Issuer Trust Preferred Debt Securities
These securities in an unrealized loss position at December 31, 2025 included two trust preferred securities issued by two individual companies in the banking sector. Management reviewed the collectability of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings, including ratings in effect as of the reporting period date, as well as credit rating changes between the reporting period date and the filing date of this report, and other information.  As of December 31, 2025, there was one individual name issuer trust preferred debt security with an amortized cost of $2.0 million and an unrealized loss of $60 thousand that was rated below investment grade by S&P. We noted no downgrades to below investment grade between December 31, 2025 and the filing date of this report.  Based on the information available through the filing date of this report, all individual name issuer trust preferred debt securities continue to accrue interest and make payments as expected with no payment deferrals or defaults on the part of the issuers.

Corporate Bonds
These securities in an unrealized loss position at December 31, 2025 included three corporate bond holdings issued by three individual companies in the financial services industry. Management reviewed the collectability of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings, including ratings in effect as of the reporting period date, as well as credit rating changes between the reporting period date and the filing date of this report, and other information. As of December 31, 2025, there was one corporate bond debt security with an amortized cost of $2.0 million and an unrealized gain of $2 thousand that was rated below investment grade by S&P. We noted no downgrades to below investment grade between December 31, 2025 and the filing date of this report. Based on the information available through the filing date of this report, all corporate bond debt securities continue to accrue interest and make payments as expected with no payment deferrals or defaults on the part of the issuers.

Note 4 - Loans
The following table presents a summary of loans:

(Dollars in thousands)
December 31,	2025	2024
Commercial:
Commercial real estate (1)	$2,183,985	$2,154,504
Commercial & industrial (2)	564,082	542,474
Total commercial	2,748,067	2,696,978
Residential Real Estate:
Residential real estate (3)	2,050,399	2,126,171
Consumer:
Home equity	318,862	297,119
Other (4)	17,060	17,570
Total consumer	335,922	314,689
Total loans (5)	$5,134,388	$5,137,838
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
(3)Residential real estate consists of mortgage and homeowner construction loans secured by one- to four-family residential properties. Also, includes a negative basis adjustment associated with fair value hedges of $335 thousand and $1.5 million, respectively, at December 31, 2025 and 2024. See Note 9 for additional disclosure.
(4)Other consists of loans to individuals secured by general aviation aircraft and other personal installment loans.
(5)Includes net unamortized loan origination costs of $11.0 million and $10.9 million, respectively, at December 31, 2025 and 2024 and net unamortized premiums on loans purchased from and serviced by other financial institutions of $198 thousand and $242 thousand, respectively, at December 31, 2025 and 2024.

The carrying value of loans excludes accrued interest receivable of $20.1 million and $22.1 million, respectively, as of December 31, 2025 and 2024.

Notes to Consolidated Financial Statements – (continued)

As of December 31, 2025 and 2024, loans amounting to $2.9 billion and $2.8 billion, respectively, were pledged as collateral to the FHLB under a blanket pledge agreement and to the FRBB for the discount window. See Note 13 for additional disclosure regarding borrowings.

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

Past Due Loans
Past due status is based on the contractual payment terms of the loan. The following tables present an aging analysis of past due loans, segregated by class of loans:

(Dollars in thousands)		Days Past Due
December 31, 2025	Current	30-59	60-89	90 or More	Total Past Due	Total Loans
Commercial:
Commercial real estate	$2,183,337	$648	$—	$—	$648	$2,183,985
Commercial & industrial	564,075	7	—	—	7	564,082
Total commercial	2,747,412	655	—	—	655	2,748,067
Residential Real Estate:
Residential real estate	2,041,304	3,533	2,560	3,002	9,095	2,050,399
Consumer:
Home equity	317,255	1,095	166	346	1,607	318,862
Other	17,034	26	—	—	26	17,060
Total consumer	334,289	1,121	166	346	1,633	335,922
Total loans	$5,123,005	$5,309	$2,726	$3,348	$11,383	$5,134,388

(Dollars in thousands)		Days Past Due
December 31, 2024	Current	30-59	60-89	90 or More	Total Past Due	Total Loans
Commercial:
Commercial real estate	$2,154,504	$—	$—	$—	$—	$2,154,504
Commercial & industrial	541,574	518	382	—	900	542,474
Total commercial	2,696,078	518	382	—	900	2,696,978
Residential Real Estate:
Residential real estate	2,118,430	3,476	1,892	2,373	7,741	2,126,171
Consumer:
Home equity	294,172	1,630	410	907	2,947	297,119
Other	17,176	44	350	—	394	17,570
Total consumer	311,348	1,674	760	907	3,341	314,689
Total loans	$5,125,856	$5,668	$3,034	$3,280	$11,982	$5,137,838

Included in past due loans as of December 31, 2025 and 2024, were nonaccrual loans of $8.3 million and $6.4 million, respectively. In addition, all loans 90 days or more past due at December 31, 2025 and 2024 were classified as nonaccrual.

Notes to Consolidated Financial Statements – (continued)
Nonaccrual Loans
The following is a summary of nonaccrual loans, segregated by class of loans:

(Dollars in thousands)
	December 31, 2025			December 31, 2024
	Nonaccrual Loans			Nonaccrual Loans
	With an ACL	Without an ACL	Total	With an ACL	Without an ACL	Total
Commercial:
Commercial real estate	$—	$—	$—	$10,053	$—	$10,053
Commercial & industrial	—	—	—	515	—	515
Total commercial	—	—	—	10,568	—	10,568
Residential Real Estate:
Residential real estate	9,830	1,269	11,099	9,743	1,024	10,767
Consumer:
Home equity	1,824	—	1,824	1,972	—	1,972
Other	—	—	—	—	—	—
Total consumer	1,824	—	1,824	1,972	—	1,972
Total nonaccrual loans	$11,654	$1,269	$12,923	$22,283	$1,024	$23,307
Accruing loans 90 days or more past due			$—			$—

Nonaccrual loans of $4.6 million and $16.9 million, respectively, at December 31, 2025 and 2024 were current as to the payment of principal and interest.

As of December 31, 2025 and 2024, nonaccrual loans secured by one- to four-family residential property amounting to $3.0 million and $1.0 million, respectively, were in process of foreclosure.

The following table presents interest income recognized on nonaccrual loans:

(Dollars in thousands)	Interest Income Recognized
Years Ended December 31,	2025	2024	2023
Commercial:
Commercial real estate	$—	$197	$2,719
Commercial & industrial	—	8	59
Total commercial	—	205	2,778
Residential Real Estate:
Residential real estate	489	542	466
Consumer:
Home equity	157	161	107
Other	—	—	4
Total consumer	157	161	111
Total	$646	$908	$3,355

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

Notes to Consolidated Financial Statements – (continued)
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

The following table presents the carrying value at December 31, 2025, of TLMs made during the year, segregated by class of loans and type of concession granted:

(Dollars in thousands)
	Other-than-Insignificant Payment Delay	Total	% of Total Loan Class (1)
Commercial:
Commercial real estate	$5,605	$5,605	—%
Commercial & industrial	—	—	—
Total commercial	5,605	5,605	—
Residential Real Estate:
Residential real estate	2,310	2,310	—
Total	$7,915	$7,915	—%
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
(2)Percentage of TLMs to the total loans outstanding within the respective loan class.

Notes to Consolidated Financial Statements – (continued)
The following tables present the financial effect of TLMs made during the periods indicated, segregated by class of loans:

Year ended December 31, 2025	Financial Effect
Other-than-Insignificant Payment Delay:
Commercial real estate	Provided payment delay for a weighted average period of 6 months
Residential real estate	Provided payment delay for a weighted average period of 6 months

Year ended December 31, 2024	Financial Effect
Interest Rate Reduction:
Commercial real estate	Provided interest rate reduction by a weighted average rate of 3%
Maturity Extension:
Commercial real estate	Provided maturity extension for a weighted average period of 12 months
Commercial & industrial	Provided maturity extension for a weighted average period of 120 months
Other-than-Insignificant Payment Delay:
Commercial real estate	Provided payment delay for a weighted average period of 5 months
Commercial & industrial	Provided payment delay for a weighted average period of 12 months
Residential real estate	Provided payment delay for a weighted average period of 6 months

Management closely monitors the performance of TLMs to understand the effectiveness of the modifications. As of the dates indicated, the following table presents an aging analysis of TLMs that have been modified in the past 12 months:

(Dollars in thousands)		Days Past Due
December 31, 2025	Current	30-59	60-89	Over 90	Total Past Due	Total Loans
Commercial:
Commercial real estate	$5,605	$—	$—	$—	$—	$5,605
Commercial & industrial	—	—	—	—	—	—
Total commercial	5,605	—	—	—	—	5,605
Residential Real Estate:
Residential real estate	2,047	263	—	—	263	2,310
Total loans	$7,652	$263	$—	$—	$263	$7,915

At December 31, 2025, a $263 thousand residential real estate loan, which was modified as a TLM in the previous 12 months, had a subsequent payment default.

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

At December 31, 2024, a $515 thousand C&I loan and a $260 thousand residential real estate loan, which were modified as

Notes to Consolidated Financial Statements – (continued)
TLMs in the previous 12 months, had a subsequent payment default.

There were no significant commitments to lend additional funds to borrowers experiencing financial difficulty whose loans were TLMs at December 31, 2025.

Individually Analyzed Loans
Individually analyzed loans include nonaccrual commercial loans, TLMs, as well as certain other loans based on the underlying risk characteristics and the discretion of management to individually analyze such loans.

As of December 31, 2025 and 2024, the carrying value of individually analyzed loans amounted to $8.9 million and $16.6 million, respectively.

The carrying value of collateral dependent individually analyzed loans was $7.5 million and $11.6 million, respectively, at December 31, 2025 and 2024. For collateral dependent loans where management has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and repayment of the loan is to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. See Note 10 for additional disclosure regarding fair value of individually analyzed collateral dependent loans.

The following table presents the carrying value of collateral dependent individually analyzed loans:

(Dollars in thousands)	December 31, 2025		December 31, 2024
	Carrying Value	Related Allowance	Carrying Value	Related Allowance
Commercial:
Commercial real estate (1)	$5,605	$—	$10,053	$1,252
Commercial & industrial (2)	—	—	515	259
Total commercial	5,605	—	10,568	1,511
Residential Real Estate:
Residential real estate (3)	1,903	—	1,023	—
Total	$7,508	$—	$11,591	$1,511
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

Notes to Consolidated Financial Statements – (continued)
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

Notes to Consolidated Financial Statements – (continued)
Washington Trust may renew commercial loans at or immediately prior to their maturity. In the tables below, renewals subject to full credit evaluation before being granted are reported as originations in the period renewed. Loans with extensions of maturity dates of more than three months, including TLMs, are reported as originations in the period extended. Gross charge-offs are reported in the loan’s initial origination year.

The following table includes information on credit quality indicators and gross charge-offs for the Corporation’s loan portfolio, segregated by class of loans as of December 31, 2025:

(Dollars in thousands)	Term Loans Amortized Cost by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term Loans	Total
Commercial:
CRE:
Pass	$432,404	$102,312	$338,922	$490,011	$302,383	$438,112	$9,426	$942	$2,114,512
Special mention	33,416	—	—	27,743	—	2,157	—	—	63,316
Classified	—	—	—	—	—	6,157	—	—	6,157
Total CRE	465,820	102,312	338,922	517,754	302,383	446,426	9,426	942	2,183,985
Gross charge-offs	—	—	—	—	—	5,715	—	—	5,715
C&I:
Pass	87,523	39,556	54,047	125,846	20,057	159,707	58,146	315	545,197
Special mention	3,569	788	—	3,442	1,095	3,865	6,000	—	18,759
Classified	—	—	—	—	126	—	—	—	126
Total C&I	91,092	40,344	54,047	129,288	21,278	163,572	64,146	315	564,082
Gross charge-offs	49	—	8,345	—	—	299	—	—	8,693
Residential Real Estate:
Current (1)	161,291	50,709	332,253	690,150	345,038	462,198	—	—	2,041,639
Past due	—	—	—	—	543	8,552	—	—	9,095
Total residential real estate	161,291	50,709	332,253	690,150	345,581	470,750	—	—	2,050,734
Gross charge-offs	—	—	—	—	—	—	—	—	—
Consumer:
Home equity:
Current	16,839	10,508	14,662	9,969	5,190	6,086	238,734	15,267	317,255
Past due	—	34	58	—	137	223	814	341	1,607
Total home equity	16,839	10,542	14,720	9,969	5,327	6,309	239,548	15,608	318,862
Gross charge-offs	—	—	—	—	—	—	—	—	—
Other:
Current	4,295	2,588	3,366	1,790	1,616	3,123	256	—	17,034
Past due	26	—	—	—	—	—	—	—	26
Total other	4,321	2,588	3,366	1,790	1,616	3,123	256	—	17,060
Gross charge-offs	323	—	1	—	—	3	—	—	327
Totals:
Loans, amortized cost	$739,363	$206,495	$743,308	$1,348,951	$676,185	$1,090,180	$313,376	$16,865	$5,134,723
Gross charge-offs	$372	$—	$8,346	$—	$—	$6,017	$—	$—	$14,735
(1)Excludes a $335 thousand negative basis adjustment associated with fair value hedges. See Note 9 for additional disclosure.

Notes to Consolidated Financial Statements – (continued)
The following table includes information on credit quality indicators and gross charge-offs for the Corporation’s loan portfolio, segregated by class of loans as of December 31, 2024:

(Dollars in thousands)	Term Loans Amortized Cost by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term Loans	Total
Commercial:
CRE:
Pass	$172,931	$432,763	$598,805	$362,292	$125,834	$405,381	$9,879	$989	$2,108,874
Special mention	—	6,116	—	—	—	2,237	—	—	8,353
Classified	31,010	—	—	—	—	6,267	—	—	37,277
Total CRE	203,941	438,879	598,805	362,292	125,834	413,885	9,879	989	2,154,504
Gross charge-offs	—	—	—	—	—	1,961	—	—	1,961
C&I:
Pass	38,128	51,162	136,449	23,474	36,954	159,522	76,857	469	523,015
Special mention	—	—	3,593	1,172	1,398	6,428	5,381	—	17,972
Classified	811	—	—	161	—	515	—	—	1,487
Total C&I	38,939	51,162	140,042	24,807	38,352	166,465	82,238	469	542,474
Gross charge-offs	33	—	—	—	—	175	—	—	208
Residential Real Estate:
Current (1)	74,458	383,983	746,566	375,848	173,676	365,380	—	—	2,119,911
Past due	—	287	1,434	—	1,290	4,730	—	—	7,741
Total residential real estate	74,458	384,270	748,000	375,848	174,966	370,110	—	—	2,127,652
Gross charge-offs	—	—	—	—	—	—	—	—	—
Consumer:
Home equity:
Current	12,850	18,301	12,749	6,165	2,282	4,815	225,522	11,488	294,172
Past due	—	61	—	—	142	630	871	1,243	2,947
Total home equity	12,850	18,362	12,749	6,165	2,424	5,445	226,393	12,731	297,119
Gross charge-offs	—	—	—	—	—	—	—	—	—
Other:
Current	4,176	4,497	2,331	2,175	757	2,989	251	—	17,176
Past due	24	—	370	—	—	—	—	—	394
Total other	4,200	4,497	2,701	2,175	757	2,989	251	—	17,570
Gross charge-offs	229	10	—	—	2	3	—	—	244
Totals:
Loans, amortized cost	$334,388	$897,170	$1,502,297	$771,287	$342,333	$958,894	$318,761	$14,189	$5,139,319
Gross charge-offs	$262	$10	$—	$—	$2	$2,139	$—	$—	$2,413
(1)Excludes a $1.5 million negative basis adjustment associated with fair value hedges. See Note 9 for additional disclosure.

Notes to Consolidated Financial Statements – (continued)
Loan Servicing Activities
Loans sold with servicing retained result in the capitalization of loan servicing rights. The following table presents an analysis of loan servicing rights:

(Dollars in thousands)	Loan Servicing Rights	Valuation Allowance	Total
Balance at December 31, 2022	$9,015	$—	$9,015
Loan servicing rights capitalized	1,069	—	1,069
Amortization	(1,538)	—	(1,538)
Increase in impairment reserve	—	(34)	(34)
Balance at December 31, 2023	8,546	(34)	8,512
Loan servicing rights capitalized	688	—	688
Amortization	(1,567)	—	(1,567)
Decrease in impairment reserve	—	34	34
Balance at December 31, 2024	7,667	—	7,667
Loan servicing rights capitalized	345	—	345
Amortization	(1,458)	—	(1,458)
Decrease in impairment reserve	—	—	—
Balance at December 31, 2025	$6,554	$—	$6,554

The following table presents estimated aggregate amortization expense related to loan servicing assets:

(Dollars in thousands)
Years ending December 31:	2026	$1,297
	2027	1,040
	2028	834
	2029	669
	2030	537
	2031 and thereafter	2,177
Total estimated amortization expense		$6,554

Loans sold to others may be serviced by the Corporation on a fee basis under various agreements.  Loans serviced for others are not included in the Consolidated Balance Sheets.  The following table presents the balance of loans serviced for others by loan portfolio:

(Dollars in thousands)
December 31,	2025	2024
Residential real estate	$1,312,227	$1,409,920
Commercial	200,861	179,626
Total	$1,513,088	$1,589,546

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

The following table presents the activity in the ACL on loans for the year ended December 31, 2025:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$26,485	$7,277	$33,762	$6,832	$1,031	$335	$1,366	$41,960
Charge-offs	(5,715)	(8,693)	(14,408)	—	—	(327)	(327)	(14,735)
Recoveries	318	139	457	—	18	36	54	511
Provision	(1,322)	11,027	9,705	(562)	137	220	357	9,500
Ending Balance	$19,766	$9,750	$29,516	$6,270	$1,186	$264	$1,450	$37,236

The elevated provision for credit losses in 2025 reflected the impact of charge-offs on two commercial loan relationships. See additional disclosure regarding these two commercial loans in Note 10 under the caption “Items Recorded at Fair Value on a Nonrecurring Basis.”

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

For the purpose of estimating the ACL, management segregated the loan portfolio into the portfolio segments detailed in the above tables. Each of these segments possesses unique risk characteristics that are considered when determining the appropriate level of ACL for each segment. Some of the characteristics unique to each loan category include:

Commercial Loans
CRE loans consist of commercial mortgages secured by non-owner occupied real property where the primary source of repayment is derived from rental income associated with the property or the proceeds of the sale, refinancing or permanent financing of the property. CRE loans also include construction loans made to businesses for land development or the on-site construction of industrial, commercial or residential buildings. CRE loans frequently involve larger loan balances to single borrowers or groups of related borrowers. Washington Trust’s commercial real estate loans are secured by a variety of

Notes to Consolidated Financial Statements – (continued)
property types, such as multi-family retail, industrial and warehouse, office, hospitality, healthcare facilities, as well as other specific use properties. Collateral values are determined based upon third-party appraisals. Permissible loan to value ratios at origination are governed by the Corporation’s policy and regulatory guidelines.

C&I loans consist of revolving, non-revolving and term loans extended to commercial borrowers for the purpose of providing working capital, equipment financing and financing for other business-related purposes. C&I loans are frequently collateralized by equipment, inventory, accounts receivable and/or general business assets. A portion of Washington Trust’s C&I loan portfolio is also collateralized by owner occupied real estate. C&I loans also include tax-exempt loans made to states and political subdivisions, as well as industrial development or revenue bonds issued through quasi-public corporations for the benefit of a private or non-profit entity where that entity rather than the governmental entity is obligated to pay the debt service. Washington Trust’s C&I loan portfolio includes loans to business sectors such as health care and social assistance, real estate rental and leasing, transportation and warehousing, educational services, retail trade, as well as other business sectors.

For the commercial portfolio, the Corporation typically obtains personal guarantees for payment from individuals holding material ownership interests in the borrowing entities.

Residential Real Estate Loans
Residential real estate loans held in the Corporation’s portfolio are made to borrowers who demonstrate the ability to make scheduled payments with full consideration to underwriting factors such as current and expected income, employment status, current assets, other financial resources, credit history and the value of the collateral. Collateral consists of mortgage liens on one-to-four family residential properties, including condominiums. Residential real estate loans also include loans to construct owner-occupied one-to-four family residential properties. Collateral values are determined based upon third-party appraisals. In general, loans must meet the underwriting and purchase standards imposed by Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and other institutional investors as applicable.

Consumer Loans:
Home equity loans and credit lines are made to qualified individuals and are primarily secured by senior or junior mortgage liens on one-to-four family residential properties, including condominiums. Borrower qualifications include favorable credit history combined with supportive income requirements and combined loan to value ratios within established guidelines, as set forth in the Corporation’s policy.

Other consumer loans consist of loans to individuals that are secured by general aviation aircraft and other installment loans made to qualified individuals for various purposes. Borrower qualifications include favorable credit history combined with supportive income and collateral requirements within established guidelines, as set forth in the Corporation’s policy.

Notes to Consolidated Financial Statements – (continued)
Note 6 - Premises and Equipment
The following presents a summary of premises and equipment:

(Dollars in thousands)
December 31,	2025	2024
Land	$4,640	$3,920
Premises and improvements	37,427	36,499
Furniture, fixtures and equipment	20,798	21,482
Total premises and equipment	62,865	61,901
Less: accumulated depreciation	37,463	35,028
Total premises and equipment, net	$25,402	$26,873

The following table presents a summary of depreciation expense:

(Dollars in thousands)		Year ended December 31,
Fixed Asset Type	Income Statement Line Item	2025	2024	2023
Premises and improvements	Net occupancy	$1,609	$1,907	$1,840
Furniture, fixtures and equipment	Equipment	1,846	2,027	2,165
Total depreciation expense		$3,455	$3,934	$4,005

In the second quarter of 2024, the Bank sold an operations facility and a net gain of $988 thousand was recognized within other noninterest income. For the year ended December 31, 2023, there were no sales of premises and equipment and therefore, no gains or losses were recognized in that period.

In the fourth quarter of 2024, land and premises associated with five branch locations with a total net book value of $4.8 million were reclassified to held for sale, as the Bank committed to sell these assets and lease them back from the buyers. The sale-leaseback transactions were completed for these five branch locations in the first quarter of 2025. See Note 7 for additional information related to the leaseback of the assets.

Notes to Consolidated Financial Statements – (continued)
Note 7 - Leases
Under non-cancellable operating leases, the Corporation has committed to rent premises used in business operations, including branch offices, lending offices, and wealth management offices.

In the first quarter of 2025, sale-leaseback transactions were completed for five branch locations. The transactions qualified as a sale under GAAP and as a result a pre-tax net gain on the sale of bank-owned properties totaling $7.0 million was recognized in noninterest income. In addition, operating lease ROU assets of $10.0 million and operating lease liabilities of $10.0 million were recorded. These leases expire in 17 years and include the option to renew for two additional 15-year terms.

As of both December 31, 2025 and 2024, there were no operating leases that had not yet commenced.

The following table presents information regarding the Corporation’s operating leases:

At December 31,	2025	2024
Operating lease ROU assets	$35,904	$26,943
Operating lease liabilities	$38,726	$29,578
Weighted average discount rate	5.41%	3.80%
Range of lease expiration dates	4 months - 22 years	4 months - 23 years
Range of lease renewal options	3 years - 15 years	1 year - 5 years
Weighted average remaining lease term	12.9 years	12.6 years

The following table presents the undiscounted annual lease payments under the terms of the Corporation’s operating leases at December 31, 2025, including a reconciliation to the present value of operating lease liabilities recognized in the Consolidated Balance Sheets:

(Dollars in thousands)
Years ending December 31:	2026	$4,882
	2027	4,485
	2028	4,205
	2029	4,101
	2030	4,109
	2031 and thereafter	32,472
Total operating lease payments		54,254
Less: interest		15,528
Present value of operating lease liabilities (1)		$38,726
(1)Includes short-term operating lease liabilities of $3.0 million.

The following table presents the components of total lease expense and operating cash flows:

(Dollars in thousands)
Year ended December 31,	2025	2024	2023
Lease Expense:
Operating lease expense	$5,298	$4,482	$4,476
Variable lease expense	206	170	201
Total lease expense (1)	$5,504	$4,652	$4,677
Cash Paid:
Cash paid reducing operating lease liabilities	$5,111	$4,510	$4,275
(1)Included in net occupancy expenses in the Consolidated Statements of Income (Loss).

Notes to Consolidated Financial Statements – (continued)
Note 8 - Goodwill and Intangible Assets
The following table presents the carrying value of goodwill at the reporting unit (or business segment) level:

(Dollars in thousands)
December 31,	2025	2024
Banking Segment	$22,591	$22,591
Wealth Management Services Segment	41,318	41,318
Total goodwill	$63,909	$63,909

The balance of goodwill in the Banking segment arose from the acquisition of First Financial Corp. in 2002. The balance of goodwill in the Wealth Management Services segment arose from the 2005 acquisition of Weston and the 2015 acquisition of Halsey.

On July 31, 2025, the Bank's registered investment adviser subsidiary completed the purchase of wealth management client advisory contracts from Lighthouse in an asset acquisition. This resulted in the recognition of an intangible asset totaling $2.2 million on the acquisition date. The Corporation has not recognized a liability for the contingent consideration payments, as the amounts to be paid are uncertain until a future measurement date. The contingent consideration payments are capitalizable as part of the intangible asset acquired when the payments are probable and reasonably estimable.

The following table presents the components of intangible assets:

(Dollars in thousands)
December 31,	2025	2024
Gross carrying amount	$22,983	$20,803
Accumulated amortization	18,680	17,918
Net amount	$4,303	$2,885

Weighted average remaining life (in years)	9.5	5.2

The gross carrying amount of intangible assets includes wealth management client advisory contracts resulting from the 2005 acquisition of Weston and the 2015 acquisition of Halsey, which were accounted for as business combinations. In addition, the balance at December 31, 2025 includes wealth management client advisory contracts resulting from the Lighthouse asset acquisition.

In the third quarter of 2025, the Weston wealth management client advisory contracts were fully amortized. Both the Halsey and Lighthouse wealth management client advisory contracts are being amortized on a straight-line basis over a 15-year life.

Amortization expense for the years ended December 31, 2025, 2024, and 2023, amounted to $762 thousand, $826 thousand and $843 thousand, respectively.

The following table presents estimated annual amortization expense for intangible assets at December 31, 2025:

(Dollars in thousands)
Years ending December 31,	2026	$622
	2027	622
	2028	622
	2029	622
	2030	423
	2031 and thereafter	1,392

Notes to Consolidated Financial Statements – (continued)
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

Cash Flow Hedging Instruments
As of December 31, 2025 and 2024, the Corporation had interest rate swap contracts and interest rate collars that were designated as cash flow hedges. These interest rate swaps and collars were executed to hedge the interest rate risk associated with short-term borrowings. See Note 13 for additional disclosure on borrowings. In addition, as of December 31, 2025, the Corporation had interest rate floor contracts that were also designated as cash flow hedges. These interest rate floors were executed to hedge the interest rate risk associated with a pool of variable rate commercial loans.

The changes in fair value of these derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) and subsequently reclassified to earnings when gains or losses are realized (i.e., in the same period during which the hedged transactions affect earnings.)

The Corporation previously had an interest rate swap contract that was designated as a cash flow hedge to hedge the interest rate risk associated with a pool of variable rate commercial loans. On March 31, 2023, the Corporation terminated this interest rate swap contract and the derivative liability was derecognized. The loss on this interest rate swap included in the AOCL component of shareholders’ equity was updated to its termination date fair value of $26.5 million, or $20.1 million after tax. This loss is being amortized into earnings as a reduction of interest income on a straight-line basis over the remaining life of the original interest rate swap term, or through May 1, 2026. At December 31, 2025, the remaining unamortized balance of the loss included in the AOCL component of shareholders’ equity was $2.8 million, or $2.1 million after tax.

Fair Value Hedging Instruments
As of December 31, 2025 and 2024, the Corporation had interest rate swap contracts that were designated as fair value hedges. The fair value hedges were executed to hedge the interest rate risk associated with a closed-pool of fixed-rate residential real estate loans (the “hedged item”). The hedged item is measured at fair value through a basis adjustment recognized on the balance sheet. The changes in fair value of derivatives designated as fair value hedges, as well as the offsetting changes in fair value of the hedged item are recognized in earnings.

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

Notes to Consolidated Financial Statements – (continued)
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

Notes to Consolidated Financial Statements – (continued)
Derivative assets are included in other assets and derivative liabilities are included in other liabilities in the Consolidated Balance Sheets. The following table presents the notional amounts and the fair values of derivative instruments:

(Dollars in thousands)	December 31, 2025			December 31, 2024
		Fair Value			Fair Value
	Notional Amounts	Derivative Assets	Derivative Liabilities	Notional Amounts	Derivative Assets	Derivative Liabilities
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate swaps (1)	$120,000	$126	$979	$120,000	$1,529	$229
Interest rate collar	100,000	—	17	50,000	—	30
Interest rate floors	200,000	125	—	—	—	—
Derivatives Designated as Fair Value Hedging Instruments:
Interest rate risk management contracts:
Interest rate swaps	100,000	335	—	100,000	1,477	—
Derivatives not Designated as Hedging Instruments:
Loan related derivative contracts:
Interest rate contracts with customers	882,941	6,326	27,959	886,912	2,468	51,372
Mirror interest rate contracts with counterparties	882,941	27,857	6,392	886,912	51,176	2,529
Risk participation agreements	304,854	28	1	343,935	29	—
Mortgage loan commitments:
Interest rate lock commitments	30,373	603	12	20,238	248	—
Forward sale commitments	90,813	13	828	52,100	163	291
Gross amounts		35,413	36,188		57,090	54,451
Less: amounts offset (2)		6,643	6,643		2,788	2,788
Derivative balances, net of offset		28,770	29,545		54,302	51,663
Less: collateral pledged (3)		—	—		—	—
Net amounts		$28,770	$29,545		$54,302	$51,663
(1)The fair value of derivative assets includes accrued interest receivable of $35 thousand and $120 thousand, respectively, at December 31, 2025 and 2024. The fair value of derivative liabilities includes accrued interest payable of $23 thousand at December 31, 2025. There was no accrued interest payable included in the fair value of derivative liabilities at December 31, 2024.
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

The following table presents the balance sheet location, carrying value, and cumulative basis adjustment of the hedged item associated with fair value hedges:

(Dollars in thousands)
	December 31, 2025		December 31, 2024
Balance Sheet Location	Carrying Value of Hedged Item (1)	Cumulative Basis Adjustment	Carrying Value of Hedged Item (1)	Cumulative Basis Adjustment
Residential real estate loans	$99,665	($335)	$98,519	($1,481)
(1)Represents the carrying value of the hedged item associated with fair value hedges on a closed-pool of fixed-rate residential real estate loans that are expected to be outstanding for the designated hedged periods. The amortized cost balance of the closed-pool of residential real estate loans used in the fair value hedges was $608.5 million and $733.2 million, respectively, at December 31, 2025 and 2024.

Notes to Consolidated Financial Statements – (continued)
The following table presents the effect of derivative instruments in the Consolidated Statements of Changes in Shareholders’ Equity:

(Dollars in thousands)	Amounts Recognized in Other Comprehensive Income (Loss), Net of Tax
Years ended December 31,	2025	2024	2023
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate swaps	$4,887	$7,703	$7,026
Interest rate collar	10	(22)	—
Interest rate floors	(101)	—	—
Total	$4,796	$7,681	$7,026

The following table presents the effect of derivative instruments in the Consolidated Statements of Income (Loss):

(Dollars in thousands)		Amount of Gain (Loss) Recognized in the Consolidated Statements of Income (Loss)
Years ended December 31,	Statement of Income Location	2025	2024	2023
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate swaps	Interest income: Interest and fees on loans	($8,581)	($8,605)	($9,228)
Interest rate swaps	Interest expense: FHLB advances	675	1,775	1,665
Interest rate floors	Interest income: Interest and fees on loans	(50)	—	—
Derivatives Designated as Fair Value Hedging Instruments:
Interest rate risk management contracts:
Interest rate swaps	Interest income: Interest and fees on loans	(1,142)	1,477	—
Hedged item	Interest income: Interest and fees on loans	1,146	(1,481)	—
Derivatives not Designated as Hedging Instruments:
Loan related derivative contracts:
Interest rate contracts with customers	Loan related derivative income	11,896	(28,561)	(1,408)
Mirror interest rate contracts with counterparties	Loan related derivative income	(10,068)	28,963	3,211
Risk participation agreements	Loan related derivative income	301	65	(413)
Mortgage loan commitments:
Interest rate lock commitments	Mortgage banking revenues	343	(256)	363
Forward sale commitments	Mortgage banking revenues	(1,176)	514	61
Total		($6,656)	($6,109)	($5,749)
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

Notes to Consolidated Financial Statements – (continued)
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

The following table presents a summary of mortgage loans held for sale accounted for under the fair value option:

(Dollars in thousands)
December 31,	2025	2024
Aggregate fair value	$35,833	$21,708
Aggregate principal balance	35,130	21,420
Difference between fair value and principal balance	$703	$288

Changes in fair value of mortgage loans held for sale accounted for under the fair value option election are included in mortgage banking revenues in the Consolidated Statements of Income (Loss). Changes in fair value amounted to an increase in mortgage banking revenues of $415 thousand in 2025, compared to a decrease in mortgage banking revenues of $310 thousand in 2024.

There were no mortgage loans held for sale 90 days or more past due as of December 31, 2025 and 2024.

Valuation Techniques for Items Recorded at Fair Value on a Recurring Basis
Available for Sale Debt Securities
Available for sale debt securities are recorded at fair value on a recurring basis. When available, the Corporation uses quoted market prices to determine the fair value of debt securities; such items are classified as Level 1. There were no Level 1 debt securities held at December 31, 2025 and 2024.

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

Debt securities not actively traded whose fair value is determined through the use of cash flows utilizing inputs that are unobservable are classified as Level 3. There were no Level 3 debt securities held at December 31, 2025 and 2024.

Mortgage Loans Held for Sale, at Fair Value
The Corporation has elected the fair value option for mortgage loans that are originated and intended for sale to the secondary market. The fair value is estimated based on current market prices for similar loans in the secondary market and therefore are classified as Level 2 assets.

Derivatives
Interest rate derivative contracts are traded in over-the-counter markets where quoted market prices are not readily available.  Fair value measurements are determined using independent valuation software, which utilizes the present value of

Notes to Consolidated Financial Statements – (continued)
future cash flows discounted using market observable inputs such as forward rate assumptions. The Corporation evaluates the credit risk of its counterparties, as well as that of the Corporation.  Accordingly, factors such as the likelihood of default by the Corporation and its counterparties, its net exposures, and remaining contractual life are considered in determining if any fair value adjustments related to credit risk are required.  Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of collateral securing the position, if any. The Corporation has determined that the majority of the inputs used to value its derivative positions fall within Level 2 of the fair value hierarchy. However, the credit valuation adjustments utilize Level 3 inputs. As of December 31, 2025 and 2024, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Corporation has classified its derivative valuations in their entirety as Level 2.

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

Items Recorded at Fair Value on a Recurring Basis
The following tables present the balances of assets and liabilities reported at fair value on a recurring basis:

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
December 31, 2025
Assets:
Available for sale debt securities:
Obligations of U.S. government agencies and U.S government-sponsored enterprises	$39,958	$—	$39,958	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	880,894	—	880,894	—
Obligations of states and political subdivisions	663	—	663	—
Individual name issuer trust preferred debt securities	6,103	—	6,103	—
Corporate bonds	12,724	—	12,724	—
Mortgage loans held for sale	35,833	—	35,833	—
Derivative assets	28,770	—	28,770	—
Total assets at fair value on a recurring basis	$1,004,945	$—	$1,004,945	$—
Liabilities:
Derivative liabilities	$29,545	$—	$29,545	$—
Total liabilities at fair value on a recurring basis	$29,545	$—	$29,545	$—

Notes to Consolidated Financial Statements – (continued)

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
December 31, 2024
Assets:
Available for sale debt securities:
Obligations of U.S. government agencies and U.S government-sponsored enterprises	$38,612	$—	$38,612	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	855,147	—	855,147	—
Obligations of states and political subdivisions	655	—	655	—
Individual name issuer trust preferred debt securities	9,221	—	9,221	—
Corporate bonds	12,670	—	12,670	—
Mortgage loans held for sale	21,708	—	21,708	—
Derivative assets	54,302	—	54,302	—
Total assets at fair value on a recurring basis	$992,315	$—	$992,315	$—
Liabilities:
Derivative liabilities	$51,663	$—	$51,663	$—
Total liabilities at fair value on a recurring basis	$51,663	$—	$51,663	$—

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

Mortgage Loans Held for Sale, at Lower of Cost or Market
Following the public offering of common stock by the Bancorp disclosed in Note 14 and pursuant to the terms of a sales agreement effective December 30, 2024, the Bank committed to sell residential mortgage loans with an amortized cost balance of $344.6 million that were held in portfolio. These loans were reclassified to held for sale and written down to a fair value of $281.7 million, resulting in a net pre-tax loss of $62.9 million that was recognized in December 2024. The fair value of these loans was based on the terms of the sales agreement with an unrelated third party and therefore are categorized as Level 2. The sale of these loans was completed on January 24, 2025.

Items Recorded at Fair Value on a Nonrecurring Basis
Assets written down to fair value in 2025 consisted of two collateral dependent individually analyzed loan relationships, which had no carrying value at December 31, 2025.

The first was a C&I relationship in which the borrower declared bankruptcy in the second quarter of 2025 due to cash flow problems, and at that time, the Corporation placed the loan relationship on nonaccrual status. As of June 30, 2025, the C&I relationship had a carrying value of $9.3 million and a specific reserve of $2.3 million. Based on ensuing developments in the bankruptcy proceedings during the third quarter of 2025, which resulted in updated recovery estimates, the Corporation revised its estimate of expected credit losses on this relationship and recognized a charge-off of $8.3 million in the third quarter of 2025. The remaining carrying value of $1.0 million on this relationship was collected early in October 2025.

The second was a CRE loan with a carrying value, net of previous charge-offs taken, of $4.3 million at June 30, 2025. This loan was previously placed on nonaccrual status in 2023 and was previously modified and reported as a TLM. In September 2025, the Corporation changed its exit strategy and decided to sell this loan. The sale closed, proceeds of $1.2 million were received, and a charge-off of $3.0 million was recognized in September 2025.

Notes to Consolidated Financial Statements – (continued)

The following table presents the carrying value of assets held at December 31, 2024, which were written down to fair value during the year ended December 31, 2024.

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Collateral dependent individually analyzed loans	$9,057	$—	$—	$9,057
Mortgage loans held for sale, at lower of cost or market	281,706	—	281,706	—
Total assets at fair value on a nonrecurring basis	$290,763	$—	$281,706	$9,057

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

(Dollars in thousands)	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
December 31, 2025
Financial Assets:
Cash and cash equivalents	$103,734	$103,734	$103,734	$—	$—
Loans, net of allowance for credit losses on loans (1)	5,097,152	4,972,651	—	—	4,972,651
FHLB stock	29,473	29,473	—	29,473	—
Investment in BOLI	115,126	115,126	—	115,126	—

Financial Liabilities:
Non-maturity deposits	$4,049,307	$4,049,307	$—	$4,049,307	$—
Time deposits	1,220,683	1,218,361	—	1,218,361	—
FHLB advances	626,000	629,484	—	629,484	—
Junior subordinated debentures	22,681	19,953	—	19,953	—
(1)The estimated fair value excludes a $335 thousand negative basis adjustment associated with fair value hedges. See Note 9 for additional disclosure.

Notes to Consolidated Financial Statements – (continued)

(Dollars in thousands)	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
December 31, 2024
Financial Assets:
Cash and cash equivalents	$113,889	$113,889	$113,889	$—	$—
Loans, net of allowance for credit losses on loans (1)	5,095,878	4,952,110	—	—	4,952,110
FHLB stock	49,817	49,817	—	49,817	—
Investment in BOLI	106,777	106,777	—	106,777	—

Financial Liabilities:
Non-maturity deposits	$3,626,152	$3,626,152	$—	$3,626,152	$—
Time deposits	1,489,648	1,479,267	—	1,479,267	—
FHLB advances	1,125,000	1,125,819	—	1,125,819	—
Junior subordinated debentures	22,681	19,602	—	19,602	—
(1)The estimated fair value excludes a $1.5 million negative basis adjustment associated with fair value hedges. See Note 9 for additional disclosure.

Note 11 - Income Taxes
The following table presents income (loss) before income tax expense (benefit):

(Dollars in thousands)
Years ended December 31,	2025	2024	2023
Income (Loss) Before Income Tax Expense (Benefit):
U.S.	$67,413	($38,818)	$56,481
Total income (loss) before income tax expense (benefit)	$67,413	($38,818)	$56,481

The following table presents the components of income tax expense (benefit):

(Dollars in thousands)
Years ended December 31,	2025	2024	2023
Current Tax Expense:
U.S. Federal	$2,246	$5,166	$10,494
U.S. State	312	812	1,501
Total current tax expense	2,558	5,978	11,995
Deferred Tax Expense (Benefit):
U.S. Federal	10,392	(14,618)	412
U.S. State	2,219	(2,119)	(4,102)
Total deferred tax expense (benefit) (1)	12,611	(16,737)	(3,690)
Total income tax expense (benefit)	$15,169	($10,759)	$8,305
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

Notes to Consolidated Financial Statements – (continued)
Total income tax expense varies from the amount determined by applying the Federal income tax rate to income before income taxes.  The following table presents the reasons for the differences:

Years ended December 31,	2025		2024		2023
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
U.S. federal statutory income tax	$14,157	21.0%	($8,152)	21.0%	$11,861	21.0%
State and local income tax expense (benefit), net of federal tax effect (1)	2,212	3.3	(1,037)	2.7	(2,145)	(3.7)
Foreign tax effects	—	—	—	—	—	—
Effect of changes in tax laws or rates enacted in the current period	—	—	—	—	—	—
Effect of cross-border tax laws	—	—	—	—	—	—
Tax credits:
Investments in low-income housing limited partnerships	(1,976)	(2.9)	(1,905)	4.9	(1,812)	(3.2)
Changes in valuation allowance	—	—	—	—	—	—
Nontaxable or nondeductible items:
BOLI	(703)	(1.0)	(639)	1.6	(732)	(1.3)
Investments in low-income housing limited partnerships proportional amortization and other benefits	1,594	2.3	1,485	(3.8)	1,455	2.6
Tax-exempt income	(1,145)	(1.7)	(1,115)	2.9	(1,077)	(1.9)
Nondeductible interest expense	592	0.9	655	(1.7)	534	0.9
Other	438	0.6	(51)	0.1	221	0.3
Changes in unrecognized tax benefits	—	—	—	—	—	—
Total income tax expense (benefit)	$15,169	22.5%	($10,759)	27.7%	$8,305	14.7%
(1)    Massachusetts taxes represent the majority (greater than 50%) of state and local tax expense (benefit). Also, 2023 includes the impact of a revaluation of deferred tax assets and liabilities due to a Commonwealth of Massachusetts tax bill enacted into law.

Income tax expense in 2024 was impacted by the execution of balance sheet repositioning transactions, including the sale of lower-yielding loans and securities. See additional disclosure in Note 14 regarding use of proceeds from the public offering of common stock by the Bancorp.

The following table presents information regarding income taxes paid, net of refunds:

Years ended December 31,		2025	2024	2023
U.S. federal tax		$—	$5,700	$8,500
U.S. state tax (1):	Massachusetts	—	1,300	1,225
	Connecticut	(170)	—	—
	New York	21	150	130
	All other	7	86	71
Income taxes paid, net of refunds		($142)	$7,236	$9,926
(1)Amounts separately stated for jurisdictions exceeding 5% of total income tax paid (net of refunds).

Notes to Consolidated Financial Statements – (continued)
The following table presents the approximate tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities:

(Dollars in thousands)
December 31,	2025	2024
Deferred Tax Assets:
Net unrealized losses on available for sale debt securities	$23,716	$33,646
Operating lease liabilities	9,681	7,469
Allowance for credit losses on loans	9,309	10,595
Deferred compensation liabilities	5,548	5,439
State net operating loss carryforwards	3,559	2,840
Defined benefit pension obligations	3,255	1,246
Share-based compensation	1,907	1,779
Deferred loan origination fees	1,673	1,857
Federal tax credit carryforwards	1,535	—
Cash flow hedges	965	2,595
Capital loss carryforward	368	1,550
Loss on portfolio loans reclassified to held for sale	—	15,093
Other	1,822	2,068
Deferred tax assets	63,338	86,177
Valuation allowance	(4,396)	(3,780)
Deferred tax assets, net of valuation allowance	58,942	82,397
Deferred Tax Liabilities:
Operating lease ROU assets	(8,976)	(6,803)
Deferred loan origination costs	(5,772)	(6,784)
Non-elective employer 401(k) contributions	(2,403)	—
Loan servicing rights	(1,639)	(1,936)
Depreciation of premises and equipment	(1,257)	(1,956)
Deferred compensation assets	(786)	(577)
Amortization of intangibles	(546)	(729)
Other	(711)	(590)
Deferred tax liabilities	(22,090)	(19,375)
Net deferred tax asset	$36,852	$63,022

The Corporation’s net deferred tax asset is included in other assets in the Consolidated Balance Sheets. Net deferred tax assets decreased by $26.2 million during 2025. This decrease included the realization of a deferred tax asset established in December 2024 associated with the loans that were reclassified to held for sale and written down to fair value as part of the balance sheet repositioning transactions. This deferred tax asset was realized in January 2025 when the loan sale was completed. Excluding that item, the decrease largely reflected reductions in deferred tax assets associated with increases in fair value of securities available for sale.

Deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available evidence, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets are realized primarily through future reversals of existing taxable temporary differences or by offsetting projected future taxable income.

The valuation allowance amounted to $4.4 million and $3.8 million, respectively, at December 31, 2025 and 2024 and reflected management’s estimate regarding the realizability of a portion of the Corporation’s state deferred tax assets, largely associated with state net operating loss carryforwards. These operating loss carryforwards have various expirations beginning in 2042, the majority of which are subject to annual usage limitations. Management’s assessment considered the

Notes to Consolidated Financial Statements – (continued)
Corporation’s forecasted future taxable income, existing taxable temporary differences along with tax planning strategies. Management believes deferred tax assets, net of the valuation allowance, are more-likely-than-not to be realized.

The Corporation established a deferred tax asset of $1.5 million related to tax credit carryforwards in 2025. These credits have various expirations beginning in 2041.

The Corporation had no unrecognized tax benefits as of December 31, 2025 and 2024.

The Corporation files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  Generally, the Corporation is no longer subject to U.S. federal income and state tax examinations by tax authorities for years before 2022.

Note 12 - Deposits
The following table presents a summary of deposits:

(Dollars in thousands)
December 31,	2025	2024
Noninterest-bearing:
Noninterest-bearing demand deposits	$595,092	$661,776
Interest-bearing:
Interest-bearing demand deposits	756,794	592,904
NOW accounts	715,114	692,812
Money market accounts	1,185,420	1,154,745
Savings accounts	796,887	523,915
Time deposits (1)	1,220,683	1,489,648
Total interest-bearing deposits	4,674,898	4,454,024
Total deposits	$5,269,990	$5,115,800
(1)There were no wholesale brokered time deposits at December 31, 2025. Included in time deposits were $297.5 million of wholesale brokered time deposits at December 31, 2024.

The following table presents scheduled maturities of time certificates of deposit:

(Dollars in thousands)		Scheduled Maturity	Weighted Average Rate
Years ending December 31:	2026	$1,104,935	3.56%
	2027	70,547	2.73
	2028	33,525	3.65
	2029	5,563	2.85
	2030	6,113	2.15
	2031 and thereafter	—	—
Balance at December 31, 2025		$1,220,683	3.51%

Time certificates of deposit in denominations of $250 thousand or more totaled $355.9 million and $353.9 million, respectively, at December 31, 2025 and 2024.

Notes to Consolidated Financial Statements – (continued)
Note 13 - Borrowings
Federal Home Loan Bank Advances
Advances payable to the FHLB amounted to $626.0 million and $1.1 billion, respectively, at December 31, 2025 and 2024. See Note 9 for additional disclosure on derivatives designated as cash flow hedges that were executed to hedge the interest rate risk associated with short-term FHLB advances.

The Bank pledges certain qualified investment securities and loans as collateral to the FHLB. As of December 31, 2025 and 2024, the Bank had available borrowing capacity of $1.4 billion and $753.0 million, respectively, with the FHLB.

In addition, the Bank had access to a $40.0 million unused line of credit with the FHLB at both December 31, 2025 and 2024. Furthermore, the Bank had standby letters of credit with the FHLB of $66.0 million at both December 31, 2025 and December 31, 2024 to collateralize institutional deposits.

The following table presents maturities and weighted average interest rates on FHLB advances outstanding as of December 31, 2025:

(Dollars in thousands)	Scheduled Maturity	Weighted Average Rate
2026	$390,000	4.26%
2027	60,000	4.12
2028	90,000	4.33
2029	80,000	3.82
2030	6,000	3.33
2031 and thereafter	—	—
Total	$626,000	4.19%

Junior Subordinated Debentures
Junior subordinated debentures amounted to $22.7 million at December 31, 2025 and 2024.

The Bancorp sponsored the creation of Trust I and Trust II, Delaware statutory trusts created for the sole purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures of the Bancorp.  The Bancorp is the owner of all of the common securities of the trusts.  In accordance with GAAP, the trusts are treated as unconsolidated subsidiaries.

The $8.3 million of junior subordinated debentures associated with Trust I mature on September 15, 2035 and bear interest at a rate equal to the three-month SOFR rate plus 1.71%, or 5.43% and 6.07%, respectively, as of December 31, 2025 and 2024. The $14.4 million of junior subordinated debentures associated with Trust II mature on November 23, 2035 and bear interest at a rate equal to the three-month SOFR rate plus 1.71%, or 5.59% and 6.23%, respectively, as of December 31, 2025 and 2024. The debentures may be redeemed at par at the Bancorp’s option, subject to the approval of the applicable banking regulator to the extent required under applicable guidelines or policies.

See Note 14 for additional discussion of the regulatory capital treatment of trust preferred securities.

Notes to Consolidated Financial Statements – (continued)
Note 14 - Shareholders' Equity
Common Stock Issued in Public Offering
On December 16, 2024, the Bancorp completed an underwritten public offering of 2,198,528 shares of its common stock at a public offering price of $34.00 per share, and disclosed that the use of proceeds would include investments in the Bank and Bank balance sheet optimization strategies involving the sale of lower-yielding loans and securities, the purchase of debt securities, and the repayment of wholesale funding balances. The net proceeds received from the offering, after deducting underwriting discounts and commissions and operating expenses were $70.5 million.

Stock Repurchase Program
During the second quarter of 2025, the Board of Directors adopted the 2025 Repurchase Program, which authorizes the repurchase of up to 850,000 shares, or approximately 4%, of the Bancorp’s outstanding common stock. This authority may be exercised from time to time and in such amounts as market conditions warrant, and subject to regulatory considerations. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. Repurchases under the 2025 Repurchase Program are conducted pursuant to a trading plan adopted by the Bancorp that is designed to qualify under Rule 10b5-1 under the Exchange Act. The 2025 Repurchase Program commenced on May 15, 2025 and expires on May 15, 2026 and may be modified, suspended, or discontinued at any time. For the year ended December 31, 2025, the Bancorp repurchased a total of 267,658 shares, at an average price of $27.26 and a total cost of $7.4 million, under its 2025 Repurchase Program. The total cost included $65 thousand of excise tax attributable to shares that were repurchased in 2025.

For the year ended December 31, 2024, there were no shares repurchased under the 2024 Repurchase Program. The 2024 Repurchase Program expired on December 31, 2024.

For the year ended December 31, 2023, the Bancorp repurchased 200,000 shares at an average price of $43.70 and a total cost of $8.8 million, under its 2023 Repurchase Program. The total cost included $73 thousand of excise tax attributable to shares that were repurchased in 2023. The 2023 Repurchase Program expired on December 31, 2023.

Dividends
The primary source of liquidity for the Bancorp is dividends received from the Bank.  The Bancorp and the Bank are regulated entities and their abilities to pay dividends are subject to regulatory review and restriction.  Certain regulatory and statutory restrictions exist regarding dividends, loans, and advances from the Bank to the Bancorp.  Generally, the Bank has the ability to pay dividends to the Bancorp subject to minimum regulatory capital requirements.  The FDIC and the FRBB have the authority to use their enforcement powers to prohibit a bank or bank holding company, respectively, from paying dividends if, in their opinion, the payment of dividends would constitute an unsafe or unsound practice. Payment of dividends by a bank is also restricted pursuant to various state regulatory limitations. Dividends paid by the Bank to the Bancorp amounted to $55.3 million and $40.8 million, respectively, for the years ended December 31, 2025 and 2024.

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

Capital levels at December 31, 2025 exceeded the regulatory minimum levels to be considered “well capitalized.”

Notes to Consolidated Financial Statements – (continued)
The following table presents the Corporation’s and the Bank’s actual capital amounts and ratios, as well as the corresponding minimum and well capitalized regulatory amounts and ratios that were in effect during the respective periods:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be “Well Capitalized” Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2025
Total Capital (to Risk-Weighted Assets):
Corporation	$615,600	12.95%	$380,342	8.00%	N/A	N/A
Bank	607,862	12.79	380,144	8.00	$475,180	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	577,224	12.14	285,256	6.00	N/A	N/A
Bank	569,486	11.98	285,108	6.00	380,144	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
Corporation	555,227	11.68	213,942	4.50	N/A	N/A
Bank	569,486	11.98	213,831	4.50	308,867	6.50
Tier 1 Capital (to Average Assets): (1)
Corporation	577,224	8.65	267,046	4.00	N/A	N/A
Bank	569,486	8.53	266,921	4.00	333,651	5.00

December 31, 2024
Total Capital (to Risk-Weighted Assets):
Corporation	617,762	12.47	396,309	8.00	N/A	N/A
Bank	612,603	12.37	396,150	8.00	495,187	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	576,731	11.64	297,232	6.00	N/A	N/A
Bank	571,572	11.54	297,112	6.00	396,150	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
Corporation	554,734	11.20	222,924	4.50	N/A	N/A
Bank	571,572	11.54	222,834	4.50	321,872	6.50
Tier 1 Capital (to Average Assets): (1)
Corporation	576,731	8.13	283,730	4.00	N/A	N/A
Bank	571,572	8.06	283,628	4.00	354,536	5.00
(1)Leverage ratio.

In addition to the minimum regulatory capital required for capital adequacy outlined in the table above, the Corporation and the Bank are required to maintain a minimum capital conservation buffer, in the form of common equity, of 2.50%, resulting in a requirement for the Corporation and the Bank to effectively maintain total capital, Tier 1 capital, and common equity Tier 1 capital ratios of 10.50%, 8.50%, and 7.00%, respectively. The Corporation and the Bank must maintain the capital conservation buffer to avoid restrictions on the ability to pay dividends and discretionary bonuses. The Corporation’s and the Bank’s capital levels exceeded the minimum regulatory capital requirements plus the capital conservation buffer at December 31, 2025 and December 31, 2024.

The Bancorp owns the common stock of two capital trusts, which have issued trust preferred securities. In accordance with GAAP, the capital trusts are treated as unconsolidated subsidiaries. At both December 31, 2025 and 2024, $22.0 million in trust preferred securities were included in the Tier 1 capital of the Corporation for regulatory capital reporting purposes pursuant to the capital adequacy guidelines of the Federal Reserve.

Notes to Consolidated Financial Statements – (continued)
In accordance with regulatory capital rules, the Corporation elected the option to delay the estimated impact of ASC 326 on its regulatory capital over a two-year deferral and subsequent three-year transition period ending December 31, 2024. The cumulative difference attributable to the adoption of ASC 326 that was quantified at the end of the deferral period was fully phased-in to regulatory capital on January 1, 2025.

Note 15 - Revenue from Contracts with Customers
The following table summarizes total revenues as presented in the Consolidated Statements of Income (Loss) and the related amounts that are from contracts with customers within the scope of ASC 606. As shown below, a substantial portion of our revenues are specifically excluded from the scope of ASC 606.

Years ended December 31,	2025		2024		2023
(Dollars in thousands)	Revenue (1)	ASC 606 Revenue (2)	Revenue (1)	ASC 606 Revenue (2)	Revenue (1)	ASC 606 Revenue (2)
Net interest income	$153,188	$—	$128,448	$—	$137,098	$—
Noninterest income:
Wealth management revenues	41,236	41,236	39,054	39,054	35,540	35,540
Mortgage banking revenues	12,089	—	10,981	—	6,660	—
Card interchange fees	5,136	5,136	4,996	4,996	4,921	4,921
Service charges on deposit accounts	3,236	3,236	3,032	3,032	2,806	2,806
Loan related derivative income	2,129	—	467	—	1,390	—
Income from bank-owned life insurance	3,349	—	3,041	—	3,488	—
Realized losses on securities, net	—	—	(31,047)	—	—	—
Losses on sale of portfolio loans, net	—	—	(62,888)	—	—	—
Gain on sale of bank-owned properties, net (3)	6,994	6,994	988	—	—	—
Other income	1,691	1,142	3,579	1,142	1,335	1,226
Total noninterest income	75,860	57,744	(27,797)	48,224	56,140	44,493
Total revenues	$229,048	$57,744	$100,651	$48,224	$193,238	$44,493
(1)As reported in the Consolidated Statements of Income (Loss).
(2)Revenue from contracts with customers in scope of ASC 606.
(3)For the year ended December 31, 2025, included herein in accordance with sale-leaseback transaction provisions of ASC 842 and ASC 606.

The following table presents revenue from contracts with customers segregated by revenue recognition timing:

(Dollars in thousands)
Years ended December 31,	2025	2024	2023
Revenue recognized at a point in time:
Card interchange fees	$5,136	$4,996	$4,921
Service charges on deposit accounts	2,127	1,922	1,842
Gain on sale of bank-owned properties, net	6,994	—	—
Other income	915	903	983
Revenue recognized over time:
Wealth management revenues	41,236	39,054	35,540
Service charges on deposit accounts	1,109	1,110	964
Other income	227	239	243
Total revenues from contracts with customers in scope of ASC 606	$57,744	$48,224	$44,493

Receivables for revenue from contracts with customers consist primarily of amounts due for wealth management services performed for which the Corporation’s performance obligations have been fully satisfied. Receivables amounted to $7.0 million and $6.0 million, respectively, at December 31, 2025 and 2024 and were included in other assets in the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements – (continued)

Deferred revenues, which are considered contract liabilities under ASC 606, represent advance consideration received from customers for which the Corporation has a remaining performance obligation to fulfill. Contract liabilities are recognized as revenue over the life of the contract as the performance obligations are satisfied. The balances of contract liabilities were insignificant at both December 31, 2025 and 2024 and were included in other liabilities in the Consolidated Balance Sheets.

For commissions and incentives that are in scope of ASC 606, such as those paid to employees in our Wealth Management Services and Banking segments in order to obtain customer contracts, contract cost assets are established. The contract cost assets are capitalized and amortized over the estimated useful life that the asset is expected to generate benefits. The carrying value of contract cost assets amounted to $2.3 million and $2.1 million, respectively, at December 31, 2025 and 2024 and were included in other assets in the Consolidated Balance Sheets. The amortization of contract cost assets is recorded within salaries and employee benefits expense Consolidated Statements of Income (Loss).

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

In the fourth quarter of 2023, the Corporation’s Board of Directors approved a resolution to terminate the qualified pension plan and participants were notified of the termination. In the first quarter of 2025, the qualified pension plan liability was settled through a combination of lump sum payments to participants and the purchase of a group annuity contract from a highly-rated insurance company. This resulted in a pre-tax non-cash pension settlement charge of $6.4 million being recognized in noninterest expenses the first quarter of 2025. The settlement charge included the recognition of pre-tax actuarial losses accumulated in AOCL and the effects of the remeasurement of plan assets and liabilities upon settlement. In the third quarter of 2025 and as a result of the plan’s over-funded status, remaining surplus plan assets of $10.5 million were transferred directly to the Corporation’s 401(k) Plan (a QRP) to fund non-elective employer contributions.

Pension benefit costs and benefit obligations may incorporate various actuarial and other assumptions, such as discount rates, mortality, rate of return on plan assets, and compensation increases. Starting in 2024, pension benefit cost for the qualified pension plan also included considerations for the termination of the qualified pension plan. Washington Trust evaluates assumptions annually.

Notes to Consolidated Financial Statements – (continued)
The following table presents the plans’ projected benefit obligations, fair value of plan assets and funded (unfunded) status:

(Dollars in thousands)	Qualified Pension Plan		Non-Qualified Retirement Plans
At December 31,	2025	2024	2025	2024
Change in Benefit Obligation:
Benefit obligation at beginning of period	$69,667	$75,284	$12,720	$13,195
Service cost (1)	—	500	—	—
Interest cost	15	3,331	652	649
Actuarial (gain) loss	(1,216)	(3,021)	620	(176)
Benefits paid	(68,195)	(5,586)	(981)	(948)
Administrative expenses	(271)	(841)	—	—
Benefit obligation at end of period	—	69,667	13,011	12,720
Change in Plan Assets:
Fair value of plan assets at beginning of period	77,401	82,837	—	—
Actual return on plan assets	1,572	991	—	—
Employer contributions	—	—	981	948
Benefits paid	(68,195)	(5,586)	(981)	(948)
Administrative expenses	(271)	(841)	—	—
Transfer to QRP	(10,507)	—	—	—
Fair value of plan assets at end of period	—	77,401	—	—
Funded (unfunded) status at end of period (2)	$—	$7,734	($13,011)	($12,720)
(1)Service cost for 2024 represents administrative expenses related to the termination of the qualified pension plan.
(2)Funded status of the qualified pension plan is included in other assets in the Consolidated Balance Sheets. Unfunded status of the non-qualified retirement plans is included in other liabilities in the Consolidated Balance Sheets.

The non-qualified retirement plans provide for the designation of assets in rabbi trusts.  Securities available for sale and other short-term investments designated for this purpose, with the carrying value of $12.8 million and $13.0 million are included in the Consolidated Balance Sheets at December 31, 2025 and 2024, respectively.

There was no accumulated benefit obligation for the qualified pension plan at December 31, 2025, compared to $69.7 million at December 31, 2024.  The accumulated benefit obligation for the non-qualified retirement plans amounted to $13.0 million and $12.7 million, respectively, at December 31, 2025 and 2024.

The following table presents the amounts included in AOCL related to the qualified pension plan and non-qualified retirement plans:

(Dollars in thousands)	Qualified Pension Plan		Non-Qualified Retirement Plans

At December 31,	2025	2024	2025	2024
Net actuarial loss included in AOCL, pre-tax	$—	$8,936	$3,144	$2,640

Notes to Consolidated Financial Statements – (continued)
The following table presents components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss), on a pre-tax basis:

(Dollars in thousands)	Qualified Pension Plan			Non-Qualified Retirement Plans
Years ended December 31,	2025	2024	2023	2025	2024	2023
Net Periodic Benefit Cost:
Service cost (1)	$—	$500	$1,403	$—	$—	$156
Interest cost (2)	15	3,331	3,540	652	649	706
Expected return on plan assets (2)	(34)	(4,111)	(4,590)	—	—	—
Recognized net actuarial loss (2)	—	—	—	115	123	237
Net periodic benefit cost before settlement	(19)	(280)	353	767	772	1,099
Pension plan settlement charge	6,436	—	—	—	—	—
Net periodic benefit cost	6,417	(280)	353	767	772	1,099
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss) (on a pre-tax basis):
Net change	(8,936)	99	6,991	504	(299)	(516)
Recognized in other comprehensive income (loss)	(8,936)	99	6,991	504	(299)	(516)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	($2,519)	($181)	$7,344	$1,271	$473	$583
(1)Included in salaries and employee benefits expense in the Consolidated Statements of Income (Loss). Service cost for 2024 represents administrative expenses related to the termination of the qualified pension plan.
(2)Included in other expenses in the Consolidated Statements of Income (Loss).

Assumptions
The following table presents the measurement date and weighted-average assumptions used to determine benefit obligations at December 31, 2025 and 2024:

	Qualified Pension Plan		Non-Qualified Retirement Plans
	2025	2024	2025	2024
Measurement date	Dec 31, 2025	Dec 31, 2024	Dec 31, 2025	Dec 31, 2024
Discount rate	N/A	4.53%	5.33%	5.60%
Rate of compensation increase	N/A	N/A	N/A	N/A

The following table presents the measurement date and weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2025, 2024 and 2023:

	Qualified Pension Plan			Non-Qualified Retirement Plans
	2025	2024	2023	2025	2024	2023
Measurement date	Dec 31, 2024	Dec 31, 2023	Dec 31, 2022	Dec 31, 2024	Dec 31, 2023	Dec 31, 2022
Equivalent single discount rate for benefit obligations	N/A	4.51%	5.54%	5.64%	5.15%	5.50%
Equivalent single discount rate for service cost	N/A	N/A	5.60	N/A	5.27	5.61
Equivalent single discount rate for interest cost	N/A	4.51	5.43	5.34	5.11	5.40
Expected long-term return on plan assets	N/A	4.75	5.25	N/A	N/A	N/A
Rate of compensation increase	N/A	0.50	5.00	N/A	N/A	5.00

The discount rate assumption for defined benefit pension plans is reset on the measurement date.  Discount rates are selected by matching expected future benefit payments stream to a yield curve based on a selection of high-quality fixed-income debt securities. Decreases in discount rates increase the present value of pension obligations and increase our pension costs, while increases in discount rates have the opposite effect.

Notes to Consolidated Financial Statements – (continued)

The "spot rate approach" was utilized in the calculation of interest and service cost. The spot rate approach applies separate discount rates for each projected benefit payment in the calculation of interest and service cost. This approach provides a more precise measurement of interest cost and service cost by improving the correlation between projected benefit cash flows and their corresponding spot rates. As noted above, the defined benefit pension plans were previously amended to freeze benefit accruals, and therefore there is no longer a service cost component.

The expected long-term rate of return on plan assets was based on what the Corporation believed was realistically achievable based on the types of assets held by the plan and the plan’s investment practices.  The assumption was updated annually, taking into account the asset allocation, historical asset return trends on the types of assets held and the current and expected economic conditions. Decreases in the long-term rate of return assumption on plan assets increase pension costs.

Plan Assets
As disclosed, the termination of the qualified pension plan was completed in 2025 and remaining surplus assets were transferred directly to the Corporation’s 401(k) plan. The following table presents the fair values of the qualified pension plan’s assets at December 31, 2024:

(Dollars in thousands)	Fair Value Measurements Using			Fair Value
December 31, 2024	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$29,950	$—	$—	$29,950
Obligations of U.S. government-sponsored enterprises	—	42,052	—	42,052
Obligations of states and political subdivisions	—	816	—	816
Corporate bonds	—	496	—	496
Mutual funds	4,087	—	—	4,087
Total plan assets	$34,037	$43,364	$—	$77,401

The qualified pension plan used fair value measurements to record fair value adjustments to the securities held in its investment portfolio.

When available, the qualified pension plan used quoted market prices to determine the fair value of securities; such items were classified as Level 1. This category included cash and cash equivalents, as well as exchange-traded mutual funds.

Level 2 securities in the qualified pension plan included debt securities with quoted prices, which are traded less frequently than exchange-traded instruments, whose values were determined using matrix pricing with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.  This category included obligations of U.S. government-sponsored enterprises, obligations of states and political subdivisions and corporate bonds.

In certain cases where there was limited activity or less transparency around inputs to the valuation, securities would be classified as Level 3.  As of December 31, 2024, the qualified pension plan did not have any securities in the Level 3 category.

The following table presents the asset allocations of the qualified pension plan, by asset category, at December 31, 2024:

Allocation
Asset Category:
Cash and cash equivalents	38.7%
Fixed income securities (1)	56.0
Mutual funds	5.3
Total	100.0%
(1)Includes obligations of U.S. government agencies, U.S. government-sponsored enterprises, states and political subdivisions, and corporate bonds.

Notes to Consolidated Financial Statements – (continued)

Cash Flows
Contributions
The Code permits flexibility in plan contributions so that normally a range of contributions is possible. The Corporation expects to contribute $1.0 million in benefits payments to the non-qualified retirement plans in 2026.

Estimated Future Benefit Payments
The following table presents the benefit payments expected to be paid:

(Dollars in thousands)		Non-Qualified Retirement Plans
Years ending December 31,	2026	$1,017
	2027	1,044
	2028	1,049
	2029	1,051
	2030	1,025
	2031 and thereafter	4,847

401(k) Plan
The Corporation’s 401(k) Plan, which covers substantially all employees, provides a matching contribution of up to a maximum of 3% of an employee’s eligible compensation. In addition, effective January 1, 2024, participating employees receive a non-elective employer contribution of 4% of eligible compensation.  Prior to January 1, 2024, only employees who were ineligible for participation in the qualified defined benefit pension plan received the non-elective employer contribution of 4%. As noted above, as the result of the terminated qualified pension plan’s over-funded status, remaining surplus assets were transferred directly to the Corporation’s 401(k) Plan, a QRP, and are being used to fund non-elective employer contributions. QRP assets amounted to $10.0 million at December 31, 2025, are invested in a money market mutual fund and are included in short-term investments in the Consolidated Balance Sheets. Total employer contributions under this plan amounted to $4.3 million, $4.2 million and $3.5 million in 2025, 2024 and 2023, respectively.

Deferred Compensation Plan
The Amended and Restated Nonqualified Deferred Compensation Plan provides supplemental retirement and tax benefits to directors and certain officers.  The plan is funded primarily through pre-tax contributions made by the participants.  The assets and liabilities of the Deferred Compensation Plan are recorded at fair value in the Consolidated Balance Sheets.  The participants in the plan bear the risk of market fluctuations of the underlying assets.  The accrued liability related to this plan amounted to $22.2 million and $21.5 million, respectively, at December 31, 2025 and 2024, and is included in other liabilities on the accompanying Consolidated Balance Sheets.  The corresponding invested assets are reported in other assets in the Consolidated Balance Sheets.

Note 17 - Share-Based Compensation Arrangements
The Corporation’s equity compensation plans include the 2003 Stock Incentive Plan, the 2013 Stock Option and Incentive Plan and the 2022 Long Term Incentive Plan, which have been approved by the Corporation’s Board of Directors and shareholders. Awards are being granted from the 2022 Long Term Incentive Plan, as there are no securities remaining available for grants under the 2003 Stock Incentive Plan or 2013 Stock Option and Incentive Plan.

The maximum number of shares of common stock that may be issued under the 2022 Long Term Incentive Plan is 770,486 at December 31, 2025 and is subject to adjustment in accordance with the terms of this plan. The types of permitted equity awards under the 2022 Long Term Incentive Plan include stock options (both incentive and non-qualified options), stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, cash-based awards, and dividend equivalent rights.

See Item 12 for additional information regarding the equity compensation plans.

Reserved Shares
As of December 31, 2025, a total of 999,105 common stock shares were reserved for issuance under the 2003 Stock Incentive Plan, 2013 Stock Option and Incentive Plan and 2022 Long Term Incentive Plan.

Notes to Consolidated Financial Statements – (continued)

Share-based Compensation Expense
The following table presents share-based compensation expense and the related income tax benefits recognized in the Consolidated Statements of Income (Loss) for stock options, restricted stock units and performance share units:

(Dollars in thousands)
Years ended December 31,	2025	2024	2023
Share-based compensation expense	$3,026	$2,473	$2,064
Related income tax benefits (1)	$547	$441	$492
(1)Includes $210 thousand, $183 thousand, and $34 thousand, respectively, of excess tax expense recognized upon the settlement of share-based compensation awards in 2025, 2024, and 2023.

As of December 31, 2025, there was $4.8 million of total unrecognized compensation cost related to share-based compensation arrangements, including stock options, restricted stock units and performance share units granted under the Plans.  That cost is expected to be recognized over a weighted average period of 2.1 years.

Stock Options
The exercise price of each stock option may not be less than the fair market value of the Bancorp’s common stock on the date of grant, and options shall have a term of no more than ten years. Stock options are designated as either non-qualified or incentive stock options. For the years ended 2025, 2024 and 2023, all stock options granted by the Corporation were designated as non-qualified stock options.

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

The following presents the assumptions used in determining the grant date fair value of the stock option awards granted to certain key employees:

	2025	2024	2023
Options granted	63,950	64,050	49,000
Cliff vesting period (years)	3	3	3
Expected term (years)	7	7	6.5
Expected dividend yield	5.61%	4.99%	4.38%
Weighted average expected volatility	36.40%	35.63%	33.15%
Weighted average risk-free interest rate	3.91%	4.50%	4.85%
Weighted average grant-date fair value	$6.92	$7.89	$6.71

Notes to Consolidated Financial Statements – (continued)
The following table presents a summary of stock options outstanding as of and for the year ended December 31, 2025:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)
Options outstanding at beginning of period	432,220	$42.84
Granted	63,950	30.79
Exercised	—	—
Forfeited or expired	(17,300)	39.17
Options outstanding at end of period	478,870	$41.36	5.78	$118
Options exercisable at end of period	305,870	$47.79	3.94	$—

The total intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date. There were no stock options exercised in 2025 or 2023. The total intrinsic value of stock options exercised in 2024 was $56 thousand.

The following table presents additional information concerning options outstanding and options exercisable at December 31, 2025:

	Options Outstanding			Options Exercisable
Exercise Price Ranges	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$20.01 to $30.00	46,050	7.80	$26.42	—	$—
$30.01 to $40.00	186,139	7.83	31.60	59,189	32.23
$40.01 to $50.00	121,544	4.31	47.33	121,544	47.33
$50.01 to $60.00	125,137	3.41	55.60	125,137	55.60
Total	478,870	5.78	$41.36	305,870	$47.79

Restricted Stock Units
The Corporation grants restricted stock units to directors and certain key employees, which vest over 3-years with either cliff or graded vesting. The Corporation granted restricted stock units totaling 80,462, 74,751 and 30,862, respectively, in 2025, 2024 and 2023.

The following table presents a summary of restricted stock units as of and for the year ended December 31, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Beginning of period	108,590	$30.98
Granted	80,462	30.90
Vested	(17,552)	46.79
Forfeited	—	—
End of period	171,500	$29.33

Performance Share Units
The Corporation grants performance share units to certain key employees providing the opportunity to earn shares of common stock over a 3-year performance period. The number of shares to be vested will be contingent upon the Corporation’s attainment of certain performance measures as detailed in the performance share unit award agreements.

Notes to Consolidated Financial Statements – (continued)
The following table presents a summary of outstanding performance share units as of December 31, 2025:

		Grant Date Fair Value per Share	Weighted Average Current Performance Assumption	Expected Number of Shares
Performance share units awarded in:	2025	$31.33	100%	32,240
	2024	24.70	100%	39,053
	2023	47.35	84%	28,006
Total				99,299

The following table presents a summary of performance share units as of and for the year ended December 31, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Beginning of period	96,093	$40.53
Granted	32,240	31.33
Vested	(24,761)	57.27
Forfeited (1)	(4,273)	43.56
End of period	99,299	$33.24
(1)The number of forfeited shares also includes adjustments made to performance measure estimates on outstanding awards that have not yet vested.

Note 18 - Business Segments
The Corporation manages its operations through two reportable business segments, consisting of Banking and Wealth Management Services. The Corporation’s reportable business segments are determined by the Chairman and Chief Executive Officer, and the Senior Executive Vice President, Chief Financial Officer and Treasurer, the designated CODMs.

An allocation methodology is utilized to allocate income and expenses to the business segments. Direct activities are assigned to the appropriate business segment to which the activity relates. Indirect activities, such as corporate, technology and other support functions, are allocated to business segments primarily based upon full-time equivalent employee computations.

The Banking segment includes commercial, residential, and consumer lending activities; mortgage banking activities; deposit generation; treasury management services; other banking activities, including customer support and the operation of ATMs, telephone banking, internet banking, and mobile banking services; as well as investment portfolio and wholesale funding activities.

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

The CODMs evaluate the financial performance of each business segment, which is measured based upon the business segment’s net income. Components of net income for the business segments that are reviewed by the CODMs include net interest income, provision for credit losses, noninterest income, noninterest expense, and income tax expense. The CODMs, in conjunction with management committees (such as the ALCO) and certain members of executive management, evaluates financial performance to make decisions related to the products and services that are offered, pricing, and the allocation of resources, for each business segment.

Notes to Consolidated Financial Statements – (continued)
The following tables presents the components of net income (loss), as well as other supplemental information for Washington Trust’s reportable business segments:

(Dollars in thousands)
Year ended December 31, 2025	Banking	Wealth Management Services	Consolidated Total
Total interest income and dividend income	$318,091	$—	$318,091
Total interest expense	164,903	—	164,903
Net interest income	153,188	—	153,188
Provision for credit losses	9,200	—	9,200
Net interest income after provision for credit losses	143,988	—	143,988
Noninterest income	33,887	41,973	75,860
Noninterest expenses:
Salaries and employee benefits	69,485	22,283	91,768
Outsourced services	13,552	3,385	16,937
Net occupancy	9,793	943	10,736
Equipment	3,303	287	3,590
Legal, audit and professional fees	2,199	663	2,862
FDIC deposit insurance costs	4,580	—	4,580
Advertising and promotion	2,439	480	2,919
Amortization of intangibles	—	762	762
Other expenses	14,563	3,718	18,281
Total noninterest expense	119,914	32,521	152,435
Income before income taxes	57,961	9,452	67,413
Income tax expense	12,772	2,397	15,169
Net income	$45,189	$7,055	$52,244

Supplemental Information:
Total assets at period end	$6,558,488	$63,206	$6,621,694
Expenditures for long-lived assets	1,956	49	2,005
Depreciation expense (1)	3,125	330	3,455
(1)Included in net occupancy and equipment expenses in the table above.

Noninterest income in 2025 for the Banking segment included a $7.0 million net gain associated with sale-leaseback transactions that were completed for five branch locations. See additional disclosure regarding the sale-leaseback transactions in Note 7.

Also, in 2025, total other expenses included a $6.4 million pension plan settlement charge, of which $4.9 million was included in the Banking segment and $1.5 million was included in the Wealth Management Services segment. See additional disclosure regarding the pension plan settlement charge in Note 16.

Notes to Consolidated Financial Statements – (continued)

(Dollars in thousands)
Year ended December 31, 2024	Banking	Wealth Management Services	Consolidated Total
Total interest and dividend income	$340,678	$—	$340,678
Total interest expense	212,230	—	212,230
Net interest income	128,448	—	128,448
Provision for credit losses	2,400	—	2,400
Net interest income after provision for credit losses	126,048	—	126,048
Noninterest (loss) income	(69,609)	41,812	(27,797)
Noninterest expenses:
Salaries and employee benefits	66,482	19,778	86,260
Outsourced services	12,340	3,918	16,258
Net occupancy	8,726	1,059	9,785
Equipment	3,486	352	3,838
Legal, audit and professional fees	2,473	655	3,128
FDIC deposit insurance costs	5,513	—	5,513
Advertising and promotion	2,252	374	2,626
Amortization of intangibles	—	826	826
Other expenses	7,517	1,318	8,835
Total noninterest expense	108,789	28,280	137,069
(Loss) income before income taxes	(52,350)	13,532	(38,818)
Income tax (benefit) expense	(13,530)	2,771	(10,759)
Net (loss) income	($38,820)	$10,761	($28,059)

Supplemental Information:
Total assets at period end	$6,870,612	$60,035	$6,930,647
Expenditures for long-lived assets	3,862	139	4,001
Depreciation expense (1)	3,530	404	3,934
(1)Included in net occupancy and equipment expenses in the statement of operations above.

Noninterest income in 2024 for the Wealth Management Services segment included income of $2.1 million associated with a litigation settlement.

Additionally, the sale of securities and reclassification of residential mortgage loans to held for sale in connection with the balance sheet repositioning transactions that were executed in December 2024 impacted the results for the Banking segment. See additional discussion of the impact of these transactions in Notes 3 and 10.

Notes to Consolidated Financial Statements – (continued)

(Dollars in thousands)
Year ended December 31, 2023	Banking	Wealth Management Services	Consolidated Total
Total interest and dividend income	$308,622	$37	$308,659
Total interest expense	171,561	—	171,561
Net interest income	137,061	37	137,098
Provision for credit losses	3,200	—	3,200
Net interest income after provision for credit losses	133,861	37	133,898
Noninterest income	20,006	36,134	56,140
Noninterest expenses:
Salaries and employee benefits	62,013	20,445	82,458
Outsourced services	10,972	3,549	14,521
Net occupancy	8,313	1,323	9,636
Equipment	3,841	477	4,318
Legal, audit and professional fees	2,751	1,140	3,891
FDIC deposit insurance costs	4,667	—	4,667
Advertising and promotion	2,140	422	2,562
Amortization of intangibles	—	843	843
Other expenses	8,269	2,392	10,661
Total noninterest expense	102,966	30,591	133,557
Income before income taxes	50,901	5,580	56,481
Income tax expense	7,028	1,277	8,305
Net income	$43,873	$4,303	$48,176

Supplemental Information:
Total assets at period end	$7,146,096	$56,751	$7,202,847
Expenditures for long-lived assets	5,013	35	5,048
Depreciation expense (1)	3,460	545	4,005
(1)Included in net occupancy and equipment expenses in the statement of operations above.

Notes to Consolidated Financial Statements – (continued)
Note 19 - Other Comprehensive Income
The following tables present the activity in other comprehensive income:

(Dollars in thousands)
Year ended December 31, 2025	Pre-tax Amounts	Income Tax (Expense) Benefit	Net of Tax
Available for Sale Debt Securities:
Changes in fair value of available for sale debt securities	$38,389	($9,693)	$28,696
Cash Flow Hedges:
Changes in fair value of cash flow hedges	(1,540)	383	(1,157)
Net cash flow hedge losses reclassified into earnings (1)	7,956	(2,003)	5,953
Net change in the fair value of cash flow hedges	6,416	(1,620)	4,796
Defined Benefit Plan Obligations:
Defined benefit plan obligation remeasurement	1,881	(408)	1,473
Amortization of net actuarial losses into earnings (2)	115	(29)	86
Pension plan settlement charge reclassified into earnings	6,436	(1,625)	4,811
Net change in defined benefit plan obligations	8,432	(2,062)	6,370
Total other comprehensive income	$53,237	($13,375)	$39,862
(1)See Note 9 for additional information on the pre-tax amounts related to cash flow hedges that were reclassified into earnings.
(2)See Note 16 for additional information on the pre-tax amounts related to defined benefit plans that were reclassified into earnings.

(Dollars in thousands)
Year ended December 31, 2024	Pre-tax Amounts	Income Tax (Expense) Benefit	Net of Tax
Available for Sale Debt Securities:
Changes in fair value of available for sale debt securities	($12,050)	$2,657	($9,393)
Net losses on securities reclassified into earnings	31,047	(7,502)	23,545
Net change in fair value of available for sale debt securities	18,997	(4,845)	14,152
Cash Flow Hedges:
Changes in fair value of cash flow hedges	3,506	(918)	2,588
Net cash flow hedge losses reclassified into earnings (1)	6,830	(1,737)	5,093
Net change in the fair value of cash flow hedges	10,336	(2,655)	7,681
Defined Benefit Plan Obligations:
Defined benefit plan obligation remeasurement	77	(19)	58
Amortization of net actuarial losses into earnings (2)	123	(32)	91
Net change in defined benefit plan obligations	200	(51)	149
Total other comprehensive income	$29,533	($7,551)	$21,982
(1)See Note 9 for additional information on the pre-tax amounts related to cash flow hedges that were reclassified into earnings.
(2)See Note 16 for additional information on the pre-tax amounts related to defined benefit plans that were reclassified into earnings.

Notes to Consolidated Financial Statements – (continued)

(Dollars in thousands)
Year ended December 31, 2023	Pre-tax Amounts	Income Tax (Expense)Benefit	Net of Tax
Available for Sale Debt Securities:
Changes in fair value of available for sale debt securities	$20,163	($5,721)	$14,442
Cash Flow Hedges:
Changes in fair value of cash flow hedges	1,647	(346)	1,301
Net cash flow hedge losses reclassified into earnings (1)	7,563	(1,838)	5,725
Net change in the fair value of cash flow hedges	9,210	(2,184)	7,026
Defined Benefit Plan Obligations:
Defined benefit plan obligation remeasurement	(6,712)	1,712	(5,000)
Amortization of net actuarial losses into earnings (2)	237	(58)	179
Net change in defined benefit plan obligations	(6,475)	1,654	(4,821)
Total other comprehensive income	$22,898	($6,251)	$16,647
(1)See Note 9 for additional information on the pre-tax amounts related to cash flow hedges that were reclassified into earnings.
(2)See Note 16 for additional information on the pre-tax amounts related to defined benefit plans that were reclassified into earnings.

The following tables present the changes in AOCL by component, net of tax:

(Dollars in thousands)	Net Unrealized Losses on Available for Sale Debt Securities	Net Unrealized Losses on Cash Flow Hedges	Net Unrealized Losses on Defined Benefit Plan Obligations	Total
Balance at December 31, 2024	($102,439)	($7,938)	($8,794)	($119,171)
Other comprehensive income (loss) before reclassifications	28,696	(1,157)	1,473	29,012
Amounts reclassified from AOCL	—	5,953	4,897	10,850
Net other comprehensive income	28,696	4,796	6,370	39,862
Balance at December 31, 2025	($73,743)	($3,142)	($2,424)	($79,309)

(Dollars in thousands)	Net Unrealized Losses on Available for Sale Debt Securities	Net Unrealized Losses on Cash Flow Hedges	Net Unrealized Losses on Defined Benefit Plan Obligations	Total
Balance at December 31, 2023	($116,591)	($15,619)	($8,943)	($141,153)
Other comprehensive (loss) income before reclassifications	(9,393)	2,588	58	(6,747)
Amounts reclassified from AOCL	23,545	5,093	91	28,729
Net other comprehensive income	14,152	7,681	149	21,982
Balance at December 31, 2024	($102,439)	($7,938)	($8,794)	($119,171)

Notes to Consolidated Financial Statements – (continued)

(Dollars in thousands)	Net Unrealized Losses on Available for Sale Debt Securities	Net Unrealized Losses on Cash Flow Hedges	Net Unrealized Losses on Defined Benefit Plan Obligations	Total
Balance at December 31, 2022	($131,033)	($22,645)	($4,122)	($157,800)
Other comprehensive income (loss) before reclassifications	14,442	1,301	(5,000)	10,743
Amounts reclassified from AOCL	—	5,725	179	5,904
Net other comprehensive income (loss)	14,442	7,026	(4,821)	16,647
Balance at December 31, 2023	($116,591)	($15,619)	($8,943)	($141,153)

Note 20 - Earnings per Common Share
The following table presents the calculation of EPS:

(Dollars and shares in thousands, except per share amounts)
Years ended December 31,	2025	2024	2023
Earnings for basic and diluted EPS calculations:
Net income (loss)	$52,244	($28,059)	$48,176
Less: dividends and undistributed earnings allocated to participating securities	—	(21)	85
Net income (loss) available to common shareholders	$52,244	($28,038)	$48,091

Shares for basic and diluted EPS calculations:
Weighted average common shares outstanding for basic EPS	19,180	17,149	17,033
Dilutive effect of common stock equivalents	101	—	29
Weighted average common and potential common shares outstanding for diluted EPS	19,281	17,149	17,062

EPS:
Basic earnings (loss) per common share	$2.72	($1.63)	$2.82
Diluted earnings (loss) per common share	$2.71	($1.63)	$2.82

Shares excluded from the calculation of diluted EPS:
Weighted average anti-dilutive common stock equivalents (1)	431	481	466
(1)For 2025 and 2023, weighted average anti-dilutive common stock equivalents represent share-based compensation awards not included in the calculation of common shares outstanding for purposes of calculating diluted EPS as the grant prices were greater than the average market price of Bancorp’s common stock, and therefore were anti-dilutive. For 2024, the dilutive effect of common stock equivalents was excluded from the calculation of diluted EPS because the Corporation reported a net loss and the inclusion would have an anti-dilutive effect.

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

Standby Letters of Credit
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These standby letters of credit are primarily issued to support the financing needs of the Bank’s commercial customers. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral supporting those commitments is essentially the same as for other commitments. Most standby letters of credit extend for one year. At December 31, 2025 and 2024, there were no liabilities to beneficiaries resulting from standby letters of credit. Should the Corporation be required to make payments to the beneficiary, repayment from the customer to the Corporation is required.

The following table presents the contractual and notional amounts of financial instruments with off-balance sheet risk:

(Dollars in thousands)
December 31,	2025	2024
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$952,599	$968,858
Standby letters of credit	7,774	12,455

ACL on Unfunded Commitments
The ACL on unfunded commitments is management’s estimate of expected lifetime credit losses over the expected contractual term in which the Corporation is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Corporation.

The activity in the ACL on unfunded commitments for the year ended December 31, 2025 is presented below:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$822	$589	$1,411	$18	$—	$11	$11	$1,440
Provision	(304)	1	(303)	5	—	(2)	(2)	(300)
Ending Balance	$518	$590	$1,108	$23	$—	$9	$9	$1,140

Notes to Consolidated Financial Statements – (continued)
The activity in the ACL on unfunded commitments for the year ended December 31, 2024 is presented below:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$1,091	$822	$1,913	$15	$—	$12	$12	$1,940
Provision	(269)	(233)	(502)	3	—	(1)	(1)	(500)
Ending Balance	$822	$589	$1,411	$18	$—	$11	$11	$1,440

The activity in the ACL on unfunded commitments for the year ended December 31, 2023 is presented below:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$1,236	$988	$2,224	$50	$—	$16	$16	$2,290
Provision	(145)	(166)	(311)	(35)	—	(4)	(4)	(350)
Ending Balance	$1,091	$822	$1,913	$15	$—	$12	$12	$1,940

Other Contingencies
Litigation
The Corporation is involved in various claims and legal proceedings arising out of the ordinary course of business. Management is of the opinion, based on its review with counsel of the development of such matters to date, that the ultimate disposition of such matters will not materially affect the consolidated balance sheets or statements of income (loss) of the Corporation.

Other Matters
As previously disclosed in 2023, the Bank entered into a settlement with the DOJ through an agreement to resolve allegations that it violated fair lending laws in the state of Rhode Island from 2016 to 2021. Under the settlement, the Bank agreed, over a five-year period, to (i) provide $7.0 million in loan subsidies and (ii) commit $2.0 million for focused community outreach and marketing efforts. The expenses associated with community outreach and marketing efforts are being recorded in the period in which the activities occur and are consistent with historical spending levels. In addition, the Bank committed to opening two full-service branches in specific census tracts in Rhode Island, including the branch in Olneyville, Rhode Island that opened in 2024 and the branch in Pawtucket, Rhode Island, which is expected to open in the latter half of 2026. The settlement included no civil penalties levied against the Bank.

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

In the case of a repurchase, the Corporation will bear any subsequent credit loss on the residential real estate mortgage loan. Washington Trust has experienced an insignificant number of repurchase demands over a period of many years. The carrying value of loans repurchased due to representation and warranty claims was $1.4 million and $1.5 million, respectively, as of December 31, 2025 and 2024. Washington Trust has recorded a reserve for its exposure to losses for premium recapture and the obligation to indemnify or repurchase previously sold residential real estate mortgage loans.  The reserve balance amounted to $310 thousand and $245 thousand, respectively, at December 31, 2025 and 2024, and is included in other liabilities in the Consolidated Balance Sheets. Any change in the estimate is recorded in mortgage banking revenues in the Consolidated Statements of Income (Loss).

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

Balance Sheets	(Dollars in thousands)
December 31,	2025	2024
Assets:
Cash on deposit with bank subsidiary	$6,193	$5,099
Investment in subsidiaries at equity value:
Bank	557,843	516,566
Non-bank	684	684
Dividends receivable from bank subsidiary	11,000	10,200
Other assets	2,385	1,871
Total assets	$578,105	$534,420
Liabilities and Shareholders’ Equity:
Junior subordinated debentures	$22,681	$22,681
Dividends payable	11,661	11,469
Other liabilities	179	542
Shareholders’ equity	543,584	499,728
Total liabilities and shareholders’ equity	$578,105	$534,420

Statements of Income (Loss)	(Dollars in thousands)
Years ended December 31,	2025	2024	2023
Income:
Dividends from subsidiaries:
Bank	$55,286	$40,800	$38,822
Non-bank	42	48	46
Other losses	—	(100)	(300)
Total income	55,328	40,748	38,568
Expenses:
Interest on junior subordinated debentures	1,373	1,593	1,543
Other expenses	475	530	681
Total expenses	1,848	2,123	2,224
Income before income taxes	53,480	38,625	36,344
Income tax benefit	375	456	542
Income before equity in undistributed (losses) earnings of subsidiaries	53,855	39,081	36,886
Equity in undistributed (losses) earnings of subsidiaries:
Bank	(1,611)	(67,139)	11,290
Non-bank	—	(1)	—
Net income (loss)	$52,244	($28,059)	$48,176

Notes to Consolidated Financial Statements – (continued)

Statements of Cash Flows	(Dollars in thousands)
Years ended December 31,	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$52,244	($28,059)	$48,176
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in undistributed losses (earnings) of subsidiaries:
Bank	1,611	67,139	(11,290)
Non-bank	—	1	—
Deferred income tax expense (benefit)	21	(7)	(56)
(Increase) decrease in dividend receivable	(801)	(275)	653
(Increase) decrease in other assets	(159)	77	8
(Decrease) increase in accrued expenses and other liabilities	(363)	266	113
Other, net	—	1	2
Net cash provided by operating activities	52,553	39,143	37,606
Cash flows from investing activities:
Equity investment in subsidiary bank	—	(70,500)	—
Purchases of other equity investments, net	(375)	(338)	(263)
Net cash used in investing activities	(375)	(70,838)	(263)
Cash flows from financing activities:
Treasury stock purchased	(7,361)	—	(8,814)
Net proceeds from issuance of common stock in public offering	—	70,521	—
Net proceeds from stock option exercises and issuance of other equity awards, net of awards surrendered	(398)	(31)	(754)
Cash dividends paid	(43,325)	(38,397)	(38,631)
Net cash (used in) provided by financing activities	(51,084)	32,093	(48,199)
Net increase (decrease) in cash	1,094	398	(10,856)
Cash at beginning of year	5,099	4,701	15,557
Cash at end of year	$6,193	$5,099	$4,701

ITEM 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

ITEM 9A.  Controls and Procedures.
Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, of the Corporation’s disclosure controls and procedures as of the end of the period covered by this annual report. Based upon that evaluation, the principal executive officer and principal financial officer concluded as of December 31, 2025 that the Corporation’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Corporation's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

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

Management’s Annual Report on Internal Control Over Financial Reporting as of December 31, 2025 and the related Report of Independent Registered Public Accounting Firm thereon is included in Part II, Item 8 of this report.

There has been no change in our internal controls over financial reporting during the fourth quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  Other Information.
Retirement of Director; Resignation and Appointment of Director
As of February 24, 2026, the Board of Directors accepted the resignation of Constance A. Howes, to be effective on the later of April 27, 2026 or the day immediately preceding the date of the 2026 Annual Meeting of Shareholders of the Corporation (the “2026 Annual Meeting”). The Corporation’s corporate governance guidelines, consistent with the Amended and Restated By-laws, require any director who attains age 72 to resign from the Board of Directors as of the Annual Meeting of Shareholders following such director’s 72nd birthday. Ms. Howes has attained age 72.

Ms. Howes is a member of the class of directors with a term expiring at the 2027 Annual Meeting of Shareholders (the “2027 Class”). The Board of Directors determined, effective on the date of Ms. Howe’s resignation, to move Mark K. W. Gim, a member of the class of directors with a term expiring at the 2026 Annual Meeting (the “2026 Class”) from the 2026 Class to the 2027 Class. Accordingly, effective as of the later of April 27, 2026 or the day immediately preceding the date of the 2026 Annual Meeting, Mr. Gim will resign as a director and the Board of Directors will appoint Mr. Gim to the Board of Directors as a 2027 Class director. The resignation and reappointment of Mr. Gim is being effected solely to rebalance the Board of Directors classes in light of an anticipated director retirement and in accordance with the Corporation’s Amended and Restated Articles of Incorporation, and for all other purposes, including vesting and other compensation matters, Mr. Gim’s service on the Board of Directors will be deemed to have continued uninterrupted.

Insider Trading Arrangements
During the three months ended December 31, 2025, none of the Corporation’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

Equity Compensation Plan Information
The following table provides information as of December 31, 2025 regarding shares of common stock of the Bancorp that may be issued under our existing equity compensation plans, including the 2003 Stock Incentive Plan, 2013 Stock Option and Incentive Plan and 2022 Long Term Incentive Plan.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities referenced in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (2)	859,636 (3)	$41.37 (4)	139,469 (5)
Equity compensation plans not approved by security holders	—	N/A	N/A
Total	859,636	$41.37	139,469
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
(3)For unearned and/or unvested performance share awards, amount represents the maximum number of performance shares that could be issued under existing awards.  The actual shares issued may differ based on the attainment of performance goals and satisfaction of vesting requirements. Amount may include earned and vested performance shares that will be issued following a six-month delay, as required by the Code.
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
10.8
Form of Nonqualified Stock Option Certificate and Statement of Terms and Conditions under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for non-employee directors – Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014. (1) (2)

10.9
Form of Nonqualified Stock Option Certificate and Statement of Terms and Conditions under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for employees – Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014. (1) (2)

10.10
Form of Nonqualified Stock Option Certificate and Statement of Terms and Conditions under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for employees – Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017. (1) (2)

10.11
Form of Nonqualified Stock Option Certificate and Statement of Terms and Conditions under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for employees – Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020. (1) (2)

10.12
2022 Long Term Incentive Plan - Filed as Exhibit 10.1 to the Registrant's Registration Statement on Form S-8 (File No. 333-264484), as filed with the Securities and Exchange Commission on April 26, 2022. (1) (2)

10.13
Form of Non-qualified Stock Option Agreement for Employees under the Washington Trust Bancorp, Inc. 2022 Long Term Incentive Plan - Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022. (1) (2)

10.14
Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the Washington Trust Bancorp, Inc. 2022 Long Term Incentive Plan - Filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-264484) filed with the Securities and Exchange Commission on April 26, 2022. (1) (2)

10.15
Form of Restricted Stock Unit Award Agreement for Employees under the Washington Trust Bancorp, Inc. 2022 Long Term Incentive Plan - Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022. (1) (2)

10.16
Form of Performance Restricted Stock Unit Award Agreement for Employees under the Washington Trust Bancorp, Inc. 2022 Long Term Incentive Plan - Filed as Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2022. (1) (2)

10.17
Form of Restricted Stock Unit Award Agreement for Employees Under Washington Trust Bancorp, Inc. 2022 Long Term Incentive Plan - Filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024. (1) (2)

10.18
Form of Performance Restricted Stock Unit Award Agreement for Employees Under Washington Trust Bancorp, Inc. 2022 Long Term Incentive Plan - Filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024. (1) (2)

10.19
Form of Restricted Stock Unit Award Agreement for Non-Employee Directors Under Washington Trust Bancorp, Inc. 2022 Long Term Incentive Plan - Filed as Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024. (1) (2)

10.20
Form of Restricted Stock Unit Award Agreement for Employees Under Washington Trust Bancorp, Inc. 2022 Long Term Incentive Plan - Filed as Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2024. (1) (2)

10.21	Form of Performance Restricted Stock Unit Award Agreement for Employees Under Washington Trust Bancorp, Inc. 2022 Long Term Incentive Plan - Filed herewith. (2)
10.22	Form of Restricted Stock Unit Award Agreement for Employees Under Washington Trust Bancorp, Inc. 2022 Long Term Incentive Plan - Filed herewith. (2)
10.23
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

10.34	Amended and Restated Supplemental Pension Benefit Plan – Filed as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. (1) (2)
10.35	Amended and Restated Supplemental Executive Retirement Plan – Filed as Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. (1) (2)
10.36	Amendment to Supplemental Pension Benefit Plan – Filed as Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. (1) (2)
10.37
Amended and Restated Nonqualified Deferred Compensation Plan – Filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-146388) filed with the Securities and Exchange Commission on September 28, 2007. (1) (2)

10.38
First Amendment to The Washington Trust Company Nonqualified Deferred Compensation Plan As Amended and Restated– Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008. (1) (2)

10.39
Second Amendment to The Washington Trust Company Nonqualified Deferred Compensation Plan as Amended and Restated – Filed as Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. (1) (2)

10.40
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

10.42
Fifth Amendment to The Washington Trust Company Nonqualified Deferred Compensation Plan as Amended and Restated – Filed as Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. (1) (2)

10.43
Sixth Amendment to The Washington Trust Company Nonqualified Deferred Compensation Plan as Amended and Restated – Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015. (1) (2)

10.44
Seventh Amendment to The Washington Trust Company Nonqualified Deferred Compensation Plan as Amended and Restated – Filed as Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. (1) (2)

10.45	Annual Performance Plan - Filed herewith. (2)
10.46	Retail Lending Growth Incentive Plan, dated March 15, 2021 - Filed as Exhibit 10.63 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2021. (1) (2)
10.47
Wealth Management Business Building Incentive Plan, effective January 1, 2024 - Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 28, 2024. (1) (2)

10.48	Divisional Growth Incentive Plan - Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 18, 2026. (1) (2)
10.49	Form of Amended and Restated Change in Control Agreement – Filed herewith. (2)
10.50	Terms of Amended and Restated Change in Control Agreements - Filed herewith. (2)
10.51
Form and terms of Split-Dollar Agreement with certain executive officers – Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015. (1) (2)

10.52
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
101
The following materials from Washington Trust Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2025 formatted in Inline XBRL; (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements - Filed herewith.

104	The cover page from the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025 has been formatted in Inline XBRL and contained in Exhibit 101.
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

WASHINGTON TRUST BANCORP, INC.
(Registrant)

Date:	February 24, 2026	By	/s/ Edward O. Handy III
Edward O. Handy III
Chairman and Chief Executive Officer (principal executive officer)

Date:	February 24, 2026	By	/s/ Ronald S. Ohsberg
Ronald S. Ohsberg
Senior Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)

Date:	February 24, 2026	By	/s/ Maria N. Janes
Maria N. Janes
Executive Vice President, Chief Accounting Officer and Controller (principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 24, 2026	/s/ Robert A. DiMuccio
Robert A. DiMuccio, Director

Date:	February 24, 2026	/s/ Joseph P. Gencarella
Joseph P. Gencarella, Director

Date:	February 24, 2026	/s/ Mark K.W. Gim
Mark K.W. Gim, Director

Date:	February 24, 2026	/s/ Edward O. Handy III
Edward O. Handy III, Director

Date:	February 24, 2026	/s/ Constance A. Howes
Constance A. Howes, Director

Date:	February 24, 2026	/s/ Sandra Parrillo
Sandra Parrillo, Director

Date:	February 24, 2026	/s/ Debra M. Paul
Debra Paul, Director

Date:	February 24, 2026	/s/ John T. Ruggieri
John T. Ruggieri, Director

Date:	February 24, 2026	/s/ Edwin J. Santos
Edwin J. Santos, Director

Date:	February 24, 2026	/s/ Lisa M. Stanton
Lisa M. Stanton, Director

Date:	February 24, 2026	/s/ Angel Taveras
Angel Taveras, Director