Form 10-Q
period 2026-03-31
WASHINGTON TRUST BANCORP INC
filed 2026-05-07
CIK 737468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
	March 31, 2026	or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.
Commission file number:  001-32991
WASHINGTON TRUST BANCORP, INC.
(Exact name of registrant as specified in its charter)

Rhode Island			05-0404671
(State or other jurisdiction of incorporation or organization)			(IRS Employer Identification No.)
23 Broad Street,	Westerly,	Rhode Island	02891
(Address of principal executive offices)			(Zip Code)

(401) 348-1200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
COMMON STOCK, $.0625 PAR VALUE PER SHARE	WASH	Nasdaq Global Select Market

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
☐ Yes ☒ No
The number of shares of common stock of the registrant outstanding as of April 30, 2026 was 19,065,593.

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

PART I.  Financial Information
Item 1.  Financial Statements

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)
(Dollars in thousands, except par value)

	March 31, 2026	December 31, 2025
Assets:
Cash and due from banks	$27,781	$29,481
Interest-earning deposits with correspondent banks	60,090	61,375
Short-term investments	12,313	12,878
Mortgage loans held for sale, at fair value	32,127	35,833
Available for sale debt securities, at fair value (amortized cost of $1,008,600, net of allowance for credit losses on securities of $0 at March 31, 2026; and amortized cost of $1,035,205; net of allowance for credit losses on securities of $0 at December 31, 2025)	911,958	940,342
Federal Home Loan Bank stock, at cost	28,273	29,473
Loans:
Total loans	5,014,885	5,134,388
Less: allowance for credit losses on loans	41,126	37,236
Net loans	4,973,759	5,097,152
Premises and equipment, net	25,900	25,402
Operating lease right-of-use assets	35,855	35,904
Investment in bank-owned life insurance	116,010	115,126
Goodwill	63,909	63,909
Identifiable intangible assets, net	4,148	4,303
Other assets	167,073	170,516
Total assets	$6,459,196	$6,621,694
Liabilities:
Deposits:
Noninterest-bearing deposits	$585,415	$595,092
Interest-bearing deposits	4,579,218	4,674,898
Total deposits	5,164,633	5,269,990
Federal Home Loan Bank advances	576,000	626,000
Junior subordinated debentures	22,681	22,681
Operating lease liabilities	38,724	38,726
Other liabilities	110,385	120,713
Total liabilities	5,912,423	6,078,110
Commitments and contingencies (Note 15)
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 60,000,000 shares; 19,561,985 shares issued and 19,040,844 shares outstanding at March 31, 2026 and 19,561,985 shares issued and 19,034,935 shares outstanding at December 31, 2025	1,223	1,223
Paid-in capital	198,654	198,323
Retained earnings	444,508	442,741
Accumulated other comprehensive loss	(78,435)	(79,309)
Treasury stock, at cost; 521,141 shares at March 31, 2026 and 527,050 shares at December 31, 2025	(19,177)	(19,394)
Total shareholders’ equity	546,773	543,584
Total liabilities and shareholders’ equity	$6,459,196	$6,621,694
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)
(Dollars and shares in thousands, except per share amounts)

	Three months ended March 31,	2026	2025
	Interest income:
	Interest and fees on loans	$64,338	$66,656
	Interest on mortgage loans held for sale	375	958
	Taxable interest on debt securities	8,768	8,827
	Nontaxable interest on debt securities	7	7
	Dividends on Federal Home Loan Bank stock	585	1,022
	Other interest income	909	1,993
	Total interest and dividend income	74,982	79,463
	Interest expense:
	Deposits	27,370	31,748
	Federal Home Loan Bank advances	6,777	10,946
	Junior subordinated debentures	310	347
	Total interest expense	34,457	43,041
	Net interest income	40,525	36,422
	Provision for credit losses	4,000	1,200
	Net interest income after provision for credit losses	36,525	35,222
	Noninterest income:
	Wealth management revenues	10,647	9,891
	Mortgage banking revenues	3,045	2,304
	Card interchange fees	1,385	1,509
	Service charges on deposit accounts	785	744
	Loan related derivative income	227	101
	Income from bank-owned life insurance	885	769
	Gain on sale of bank-owned properties, net	—	6,994
	Other income	329	331
	Total noninterest income	17,303	22,643
	Noninterest expense:
	Salaries and employee benefits	24,340	22,422
	Outsourced services	4,383	4,346
	Net occupancy	2,890	2,741
	Equipment	903	891
	Legal, audit, and professional fees	936	750
	FDIC deposit insurance costs	935	1,262
	Advertising and promotion	547	410
	Amortization of intangibles	155	204
	Pension plan settlement charge	—	6,436
	Other expenses	2,676	2,734
	Total noninterest expense	37,765	42,196
	Income before income taxes	16,063	15,669
	Income tax expense	3,463	3,490
	Net income	$12,600	$12,179

	Weighted average common shares outstanding - basic	19,039	19,276
	Weighted average common shares outstanding - diluted	19,173	19,370
Per share information:	Basic earnings per common share	$0.66	$0.63
	Diluted earnings per common share	$0.66	$0.63
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)
(Dollars in thousands)

Three months ended March 31,	2026	2025
Net income	$12,600	$12,179
Other comprehensive income, net of tax:
Net change in fair value of available for sale debt securities	(1,334)	12,630
Net change in fair value of cash flow hedges	2,190	593
Net change in defined benefit plan obligations	18	6,769
Total other comprehensive income, net of tax	874	19,992
Total comprehensive income	$13,474	$32,171

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity (unaudited)
(Dollars and shares in thousands, except per share amounts)

For the three months ended March 31, 2026	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2025	19,035	$1,223	$198,323	$442,741	($79,309)	($19,394)	$543,584
Net income	—	—	—	12,600	—	—	12,600
Total other comprehensive income, net of tax	—	—	—	—	874	—	874
Cash dividends declared ($0.56 per share)	—	—	—	(10,833)	—	—	(10,833)
Share-based compensation	—	—	651	—	—	—	651
Exercise of stock options, issuance of other compensation-related equity awards, net of awards surrendered	6	—	(320)	—	—	217	(103)
Balance at March 31, 2026	19,041	$1,223	$198,654	$444,508	($78,435)	($19,177)	$546,773

For the three months ended March 31, 2025	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2024	19,274	$1,223	$196,947	$434,014	($119,171)	($13,285)	$499,728
Net income	—	—	—	12,179	—	—	12,179
Total other comprehensive income, net of tax	—	—	—	—	19,992	—	19,992
Cash dividends declared ($0.56 per share)	—	—	—	(10,960)	—	—	(10,960)
Share-based compensation	—	—	780	—	—	—	780
Exercise of stock options, issuance of other compensation-related equity awards, net of awards surrendered	2	—	(157)	—	—	118	(39)
Balance at March 31, 2025	19,276	$1,223	$197,570	$435,233	($99,179)	($13,167)	$521,680

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statement of Cash Flows (unaudited)
(Dollars in thousands)

	Three months ended March 31,	2026	2025
	Cash flows from operating activities:
	Net income	$12,600	$12,179
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for credit losses	4,000	1,200
	Gain on sale of bank-owned properties, net	—	(6,994)
	Depreciation of premises and equipment	807	894
	Net amortization of premiums and discounts on debt securities and loans	37	94
	Amortization of intangibles	155	204
	Amortization of terminated cash flow hedge loss	2,116	2,116
	Pension plan settlement charge	—	6,436
	Share-based compensation	651	780
	Tax expense from stock option exercises and other equity awards	(10)	(21)
	Income from bank-owned life insurance	(885)	(769)
	Net gains on loan sales, including changes in fair value	(2,534)	(1,709)
	Proceeds from sales of loans, net	117,481	74,377
	Loans originated for sale	(111,945)	(72,919)
	Decrease in operating lease right-of-use assets	862	898
	Decrease in operating lease liabilities	(815)	(866)
	Decrease in other assets	4,147	6,066
	Decrease in other liabilities	(10,532)	(13,516)
	Net cash provided by operating activities	16,135	8,450
	Cash flows from investing activities:
Maturities, calls, and principal payments of:	Available for sale debt securities: Mortgage-backed	24,377	15,400
	Available for sale debt securities: Other	2,000	—
	Net redemptions of Federal Home Loan Bank stock	1,200	10,918
	Net decrease in loans	120,889	38,469
	Net proceeds from sale of portfolio loans	—	283,182
	Purchases of loans	(501)	(453)
	Purchases of premises and equipment	(1,306)	(88)
	Net proceeds from the sale of bank-owned properties	—	11,780
	Equity investments in real estate limited partnerships	(67)	—
	Purchases of other equity investments	(125)	(250)
	Net cash provided by investing activities	146,467	358,958
	Cash flows from financing activities:
	Net decrease in deposits	(105,357)	(75,219)
	Proceeds from Federal Home Loan Bank advances	635,000	270,000
	Repayments of Federal Home Loan Bank advances	(685,000)	(545,000)
	Net proceeds from stock option exercises and issuance of other equity awards, net of awards surrendered	(103)	(39)
	Cash dividends paid	(10,692)	(10,800)
	Net cash used in by financing activities	(166,152)	(361,058)
	Net (decrease) increase in cash and cash equivalents	(3,550)	6,350
	Cash and cash equivalents at beginning of period	103,734	113,889
	Cash and cash equivalents at end of period	$100,184	$120,239

	Noncash Investing and Financing Activities:
	Loans charged-off	$84	$2,522
	Commitment for equity investments in real estate limited partnerships	14,525	—
	Supplemental Disclosures:
	Interest payments	$35,329	$49,732
	Income taxes paid	3,395	23
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

The Unaudited Consolidated Financial Statements of the Corporation presented herein have been prepared pursuant to the rules of the SEC for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures considered necessary for the fair presentation of the accompanying Unaudited Consolidated Financial Statements have been included. Interim results are not necessarily indicative of the results of the entire year. The accompanying Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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
Accounting Standards Adopted in 2026
Financial Instruments - Credit Losses - Topic 326
Accounting Standards Update No. 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”) was issued in July 2025 to introduce a practical expedient intended to simplify the estimation of expected credit losses on current accounts receivable and contract assets arising from revenue transactions under ASC 606. The practical expedient permits entities to assume that current conditions as of the reporting date remain unchanged for the remaining life of the asset. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years, with early adoption permitted. The Corporation adopted the provisions of ASU 2025-05 on a prospective basis. The adoption of ASU 2025-05 did not have a material impact on the Corporation’s financial statements.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Note 3 - Securities
Available for Sale Debt Securities
The following tables present the amortized cost, gross unrealized holding gains, gross unrealized holding losses, ACL on securities, and fair value of securities by major security type and class of security:

(Dollars in thousands)
March 31, 2026	Amortized Cost	Unrealized Gains	Unrealized Losses	ACL	Fair Value
Available for Sale Debt Securities:
Obligations of U.S. government agencies and U.S. government-sponsored enterprises	$41,639	$47	($1,821)	$—	$39,865
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	948,909	3,627	(97,814)	—	854,722
Obligations of states and political subdivisions	650	3	—	—	653
Individual name issuer trust preferred debt securities	6,187	—	(114)	—	6,073
Corporate bonds	11,215	—	(570)	—	10,645
Total available for sale debt securities	$1,008,600	$3,677	($100,319)	$—	$911,958

(Dollars in thousands)
December 31, 2025	Amortized Cost	Unrealized Gains	Unrealized Losses	ACL	Fair Value
Available for Sale Debt Securities:
Obligations of U.S. government agencies and U.S. government-sponsored enterprises	$41,639	$93	($1,774)	$—	$39,958
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	973,520	5,100	(97,726)	—	880,894
Obligations of states and political subdivisions	650	13	—	—	663
Individual name issuer trust preferred debt securities	6,186	—	(83)	—	6,103
Corporate bonds	13,210	2	(488)	—	12,724
Total available for sale debt securities	$1,035,205	$5,208	($100,071)	$—	$940,342

Available for sale debt securities balances exclude accrued interest receivable of $2.3 million and $3.1 million, respectively, as of March 31, 2026 and December 31, 2025.

At March 31, 2026 and December 31, 2025, securities with a fair value of $377.6 million and $392.4 million, respectively, were pledged as collateral for FHLB borrowings, potential borrowings with the FRBB, certain public deposits, and for other purposes. See Note 9 for additional discussion on FHLB borrowings.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)
March 31, 2026	Amortized Cost	Fair Value
Due in one year or less	$116,027	$105,359
Due after one year to five years	344,887	312,778
Due after five years to ten years	247,120	222,592
Due after ten years	300,566	271,229
Total debt securities	$1,008,600	$911,958

Included in the above table are debt securities with an amortized cost balance of $44.7 million and a fair value of $42.2 million at March 31, 2026 that are callable at the discretion of the issuers.  Final maturities of the callable securities range from 1 year to 19 years, with call features ranging from 1 month to 7 years.

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

The following tables summarize available for sale debt securities in an unrealized loss position, for which an ACL on securities has not been recorded, segregated by length of time that the securities have been in a continuous unrealized loss position:

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
March 31, 2026	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government agencies and U.S. government-sponsored enterprises	4	$1,274	($15)	3	$23,543	($1,806)	7	$24,817	($1,821)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	4	24,722	(39)	89	444,293	(97,775)	93	469,015	(97,814)
Individual name issuer trust preferred debt securities	—	—	—	2	6,073	(114)	2	6,073	(114)
Corporate bonds	—	—	—	3	10,645	(570)	3	10,645	(570)
Total	8	$25,996	($54)	97	$484,554	($100,265)	105	$510,550	($100,319)

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
December 31, 2025	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government agencies and U.S. government-sponsored enterprises	2	$611	($5)	3	$23,582	($1,769)	5	$24,193	($1,774)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	1	1,519	(1)	91	453,251	(97,725)	92	454,770	(97,726)
Individual name issuer trust preferred debt securities	—	—	—	2	6,103	(83)	2	6,103	(83)
Corporate bonds	—	—	—	3	10,724	(488)	3	10,724	(488)
Total	3	$2,130	($6)	99	$493,660	($100,065)	102	$495,790	($100,071)

There were no debt securities on nonaccrual status at March 31, 2026 and 2025 and, therefore there was no accrued interest related to debt securities reversed against interest income for the three months ended March 31, 2026 and 2025.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

As of March 31, 2026, the Corporation does not intend to sell the debt securities in an unrealized loss position and has determined that it is more-likely-than-not that the Corporation will not be required to sell each security before the recovery of its amortized cost basis. In addition, management does not believe that any of the securities are impaired due to reasons of credit quality. As further described below, management believes the unrealized losses on these debt securities are primarily attributable to changes in the investment spreads and interest rates. Therefore, no ACL was recorded at both March 31, 2026 and December 31, 2025.

Obligations of U.S. Government Agency and U.S. Government-Sponsored Enterprise Securities, including Mortgage-Backed Securities
The contractual cash flows for these securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major credit rating agencies, and have a long history of no credit losses. The issuers of these securities continue to make timely principal and interest payments, and none of these securities were past due at March 31, 2026. Additionally, the Corporation utilizes a zero credit loss estimate for these securities.

Individual Name Issuer Trust Preferred Debt Securities
These securities in an unrealized loss position at March 31, 2026 included two trust preferred securities issued by two individual companies in the banking sector. Management reviewed the collectability of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings, including ratings in effect as of the reporting period date, as well as credit rating changes between the reporting period date and the filing date of this report, and other information.  As of March 31, 2026, there was one individual name issuer trust preferred debt security with an amortized cost of $2.0 million and unrealized losses of $69 thousand that was rated below investment grade by S&P. We noted no downgrades to below investment grade between March 31, 2026 and the filing date of this report.  Based on the information available through the filing date of this report, all individual name issuer trust preferred debt securities continue to accrue interest and make payments as expected with no payment deferrals or defaults on the part of the issuers.

Corporate Bonds
These securities in an unrealized loss position at March 31, 2026 included three corporate bond holdings issued by two individual companies in the financial services industry. Management reviewed the collectability of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings, including ratings in effect as of the reporting period date, as well as credit rating changes between the reporting period date and the filing date of this report, and other information. As of March 31, 2026, there were no corporate bond debt securities that were rated below investment grade by S&P. We noted no downgrades to below investment grade between March 31, 2026 and the filing date of this report. Based on the information available through the filing date of this report, all corporate bond debt securities continue to accrue interest and make payments as expected with no payment deferrals or defaults on the part of the issuers.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Note 4 - Loans
The following table presents the carrying value of loans, segregated by class of loans:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Commercial:
Commercial real estate (1)	$2,084,804	$2,183,985
Commercial & industrial (2)	568,177	564,082
Total commercial	2,652,981	2,748,067
Residential Real Estate:
Residential real estate (3)	2,029,092	2,050,399
Consumer:
Home equity	316,353	318,862
Other (4)	16,459	17,060
Total consumer	332,812	335,922
Total loans (5)	$5,014,885	$5,134,388
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
(3)Residential real estate consists of mortgage and homeowner construction loans secured by one- to four-family residential properties. Also, includes negative basis adjustments associated with fair value hedges of $923 thousand and $335 thousand, respectively, at March 31, 2026 and December 31, 2025. See Note 6 for additional disclosure.
(4)Other consists of loans to individuals secured by general aviation aircraft and other personal installment loans.
(5)Includes net unamortized loan origination costs of $11.3 million and $11.0 million, respectively, at March 31, 2026 and December 31, 2025 and net unamortized premiums on loans purchased from and serviced by other financial institutions of $193 thousand and $198 thousand, respectively, at March 31, 2026 and December 31, 2025.

The carrying value of loans excludes accrued interest receivable of $19.5 million and $20.1 million, respectively, as of March 31, 2026 and December 31, 2025.

As of both March 31, 2026 and December 31, 2025, loans amounting to $2.9 billion were pledged as collateral to the FHLB under a blanket pledge agreement and to the FRBB for the discount window. See Note 9 for additional disclosure regarding borrowings.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Past Due Loans
Past due status is based on the contractual payment terms of the loan. The following tables present an aging analysis of past due loans, segregated by class of loans:

(Dollars in thousands)		Days Past Due
March 31, 2026	Current	30-59	60-89	90 or More	Total Past Due	Total Loans
Commercial:
Commercial real estate	$2,078,230	$6,574	$—	$—	$6,574	$2,084,804
Commercial & industrial	567,707	344	—	126	470	568,177
Total commercial	2,645,937	6,918	—	126	7,044	2,652,981
Residential Real Estate:
Residential real estate	2,022,465	3,018	1,185	2,424	6,627	2,029,092
Consumer:
Home equity	313,607	854	1,545	347	2,746	316,353
Other	16,428	28	—	3	31	16,459
Total consumer	330,035	882	1,545	350	2,777	332,812
Total loans	$4,998,437	$10,818	$2,730	$2,900	$16,448	$5,014,885

(Dollars in thousands)		Days Past Due
December 31, 2025	Current	30-59	60-89	90 or More	Total Past Due	Total Loans
Commercial:
Commercial real estate	$2,183,337	$648	$—	$—	$648	$2,183,985
Commercial & industrial	564,075	7	—	—	7	564,082
Total commercial	2,747,412	655	—	—	655	2,748,067
Residential Real Estate:
Residential real estate	2,041,304	3,533	2,560	3,002	9,095	2,050,399
Consumer:
Home equity	317,255	1,095	166	346	1,607	318,862
Other	17,034	26	—	—	26	17,060
Total consumer	334,289	1,121	166	346	1,633	335,922
Total loans	$5,123,005	$5,309	$2,726	$3,348	$11,383	$5,134,388

Included in past due loans as of March 31, 2026 and December 31, 2025, were nonaccrual loans of $12.3 million and $8.3 million, respectively. In addition, all loans 90 days or more past due at March 31, 2026 and December 31, 2025 were classified as nonaccrual.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table is a summary of nonaccrual loans, segregated by class of loans:

(Dollars in thousands)	March 31, 2026			December 31, 2025
	Nonaccrual Loans			Nonaccrual Loans
	With an ACL	Without an ACL	Total	With an ACL	Without an ACL	Total
Commercial:
Commercial real estate	$28,923	$—	$28,923	$—	$—	$—
Commercial & industrial	126	—	126	—	—	—
Total commercial	29,049	—	29,049	—	—	—
Residential Real Estate:
Residential real estate	8,633	998	9,631	9,830	1,269	11,099
Consumer:
Home equity	1,757	—	1,757	1,824	—	1,824
Other	3	—	3	—	—	—
Total consumer	1,760	—	1,760	1,824	—	1,824
Total nonaccrual loans	$39,442	$998	$40,440	$11,654	$1,269	$12,923
Accruing loans 90 days or more past due			$—			$—

Nonaccrual loans of $28.1 million and $4.6 million, respectively, at March 31, 2026 and December 31, 2025 were current as to the payment of principal and interest.

As of March 31, 2026 and December 31, 2025, nonaccrual loans secured by one- to four-family residential properties amounting to $2.0 million and $3.0 million, respectively, were in process of foreclosure.

The following table presents interest income recognized on nonaccrual loans:

(Dollars in thousands)
Three months ended March 31,	2026	2025
Commercial:
Commercial real estate	$588	$—
Commercial & industrial	—	2
Total commercial	588	2
Residential Real Estate:
Residential real estate	152	153
Consumer:
Home equity	22	37
Other	—	—
Total consumer	22	37
Total	$762	$192

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

There were no loans modified as a TLM for the three months ended March 31, 2026.

The following table presents the carrying value at March 31, 2025 of TLMs made during the period indicated, segregated by class of loans and type of concession granted:

(Dollars in thousands)
Three months ended March 31, 2025	Other-than-Insignificant Payment Delay	Total	% of Loan Class (1)
Residential Real Estate:
Residential real estate	$1,431	$1,431	—%
Total	$1,431	$1,431	—%
(1)Percentage of TLMs to the total loans outstanding within the respective loan class.

The following table describes the financial effect of TLMs made during the periods indicated, segregated by class of loans:

Three months ended March 31, 2025	Financial Effect
Other-than-Insignificant Payment Delay:
Residential real estate	Provided payment delay for a weighted average period of 6 months

Management closely monitors the performance of TLMs to understand the effectiveness of the modifications. As of the dates indicated, the following tables present an aging analysis of TLMs that have been modified in the past 12 months:

(Dollars in thousands)		Days Past Due
March 31, 2026	Current	30-59	60-89	90 or More	Total Past Due	Total Loans
Commercial:
Commercial real estate	$5,605	$—	$—	$—	$—	$5,605
Commercial & industrial	—	—	—	—	—	—
Total commercial	5,605	—	—	—	—	5,605
Residential Real Estate:
Residential real estate	633	—	—	—	—	633
Total loans	$6,238	$—	$—	$—	$—	$6,238

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)		Days Past Due
March 31, 2025	Current	30-59	60-89	90 or More	Total Past Due	Total Loans
Commercial:
Commercial real estate	$7,605	$—	$—	$—	$—	$7,605
Commercial & industrial	5,000	—	—	—	—	5,000
Total commercial	12,605	—	—	—	—	12,605
Residential Real Estate:
Residential real estate	1,686	—	—	—	—	1,686
Total loans	$14,291	$—	$—	$—	$—	$14,291

At both March 31, 2026 and March 31, 2025, there were no TLMs made in the previous 12 months for which there was a subsequent payment default.

There were no significant commitments to lend additional funds to borrowers experiencing financial difficulty whose loans were modified as TLMs at March 31, 2026.

Individually Analyzed Loans
Individually analyzed loans include nonaccrual commercial loans, TLMs, as well as certain other loans based on the underlying risk characteristics and the discretion of management to individually analyze such loans.

As of March 31, 2026 and December 31, 2025, the carrying value of individually analyzed loans amounted to $37.6 million and $8.9 million, respectively.

The carrying value of collateral dependent individually analyzed loans was $13.8 million and $7.5 million, respectively, at March 31, 2026 and December 31, 2025. For collateral dependent loans where management has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and repayment of the loan is to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. See Note 7 for additional disclosure regarding fair value of individually analyzed collateral dependent loans.

The following table presents the carrying value of collateral dependent individually analyzed loans:

(Dollars in thousands)	March 31, 2026		December 31, 2025
	Carrying Value	Related Allowance	Carrying Value	Related Allowance
Commercial:
Commercial real estate (1)	$12,179	$1,500	$5,605	$—
Commercial & industrial (2)	—	—	—	—
Total commercial	12,179	1,500	5,605	—
Residential Real Estate:
Residential real estate (3)	1,631	—	1,903	—
Consumer:
Home equity (3)	—	—	—	—
Other	3	3	—	—
Total consumer	3	3	—	—
Total	$13,813	$1,503	$7,508	$—
(1)    Secured by income-producing property.
(2)    Secured by business assets.
(3)    Secured by one- to four-family residential properties.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Credit Quality Indicators
Commercial
The Corporation utilizes an internal rating system to assign a risk to each of its commercial loans. Loans are rated on a scale of 1 to 10. This scale can be assigned to three broad categories including “pass” for ratings 1 through 6, “special mention” for 7-rated loans, and “classified” for loans rated 8, 9 or 10. Additionally, ratings 7 through 10 are considered criticized, as defined by regulatory agencies. The loan risk rating system takes into consideration parameters including the borrower’s financial condition, the borrower’s performance with respect to loan terms, the adequacy of collateral, the adequacy of guarantees, and other credit quality characteristics. The Corporation takes the risk rating into consideration along with other credit attributes in the establishment of an appropriate ACL on loans. See Note 5 for additional information.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
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

The following table includes information on credit quality indicators and gross charge-offs for the Corporation’s loan portfolio, segregated by class of loans as of March 31, 2026:

(Dollars in thousands)	Term Loans Amortized Cost by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term Loans	Total
Commercial:
CRE:
Pass	$58,895	$369,781	$98,630	$282,310	$475,205	$701,930	$9,303	$929	$1,996,983
Special mention	—	27,521	—	11,977	9,502	3,773	—	—	52,773
Classified	—	6,574	—	—	22,349	6,125	—	—	35,048
Total CRE	58,895	403,876	98,630	294,287	507,056	711,828	9,303	929	2,084,804
Gross charge-offs	—	—	—	—	—	—	—	—	—
C&I:
Pass	9,120	91,604	38,889	53,572	127,057	174,893	70,653	317	566,105
Special mention	—	—	784	—	335	126	701	—	1,946
Classified	—	—	—	—	—	126	—	—	126
Total C&I	9,120	91,604	39,673	53,572	127,392	175,145	71,354	317	568,177
Gross charge-offs	17	—	—	—	—	—	—	—	17
Residential Real Estate:
Current (1)	30,985	161,148	46,821	317,827	676,119	790,488	—	—	2,023,388
Past due	—	—	—	—	1,023	5,604	—	—	6,627
Total residential real estate	30,985	161,148	46,821	317,827	677,142	796,092	—	—	2,030,015
Gross charge-offs	—	—	—	—	—	—	—	—	—
Consumer:
Home equity:
Current	2,885	16,260	9,461	13,964	9,646	10,877	236,681	13,833	313,607
Past due	—	—	73	212	49	392	458	1,562	2,746
Total home equity	2,885	16,260	9,534	14,176	9,695	11,269	237,139	15,395	316,353
Gross charge-offs	—	—	—	—	—	—	—	—	—
Other:
Current	802	4,058	2,456	3,001	1,738	4,110	263	—	16,428
Past due	24	5	—	—	—	1	1	—	31
Total other	826	4,063	2,456	3,001	1,738	4,111	264	—	16,459
Gross charge-offs	66	—	—	1	—	—	—	—	67
Loans, amortized cost	$102,711	$676,951	$197,114	$682,863	$1,323,023	$1,698,445	$318,060	$16,641	$5,015,808
Gross charge-offs	$83	$—	$—	$1	$—	$—	$—	$—	$84
(1)Excludes a $923 thousand negative basis adjustment associated with fair value hedges. See Note 6 for additional disclosure.

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

The following table presents the activity in the ACL on loans for the three months ended March 31, 2026:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$19,766	$9,750	$29,516	$6,270	$1,186	$264	$1,450	$37,236
Charge-offs	—	(17)	(17)	—	—	(67)	(67)	(84)
Recoveries	—	59	59	1	1	13	14	74
Provision	4,265	(145)	4,120	(268)	7	41	48	3,900
Ending Balance	$24,031	$9,647	$33,678	$6,003	$1,194	$251	$1,445	$41,126

The elevated provision for credit losses in 2026 largely reflected specific reserve allocations on two individually analyzed nonaccrual CRE office segment loans.

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

Commercial Loans
CRE loans consist of commercial mortgages secured by non-owner occupied real property where the primary source of repayment is derived from rental income associated with the property or the proceeds of the sale, refinancing or permanent financing of the property. CRE loans also include construction loans made to businesses for land development or the on-site construction of industrial, commercial or residential buildings. CRE loans frequently involve larger loan balances to single borrowers or groups of related borrowers. Washington Trust’s commercial real estate loans are secured by a variety of property types, such as multi-family, retail, industrial and warehouse, hospitality, office, as well as other specific use properties. Collateral values are determined based upon third-party appraisals. Permissible loan to value ratios at origination are governed by the Corporation’s policy and regulatory guidelines.

C&I loans consist of revolving, non-revolving and term loans extended to commercial borrowers for the purpose of providing working capital, equipment financing and financing for other business-related purposes. C&I loans are frequently collateralized by equipment, inventory, accounts receivable and/or general business assets. A portion of Washington Trust’s C&I loan portfolio is also collateralized by owner occupied real estate. C&I loans also include tax-exempt loans made to states and political subdivisions, as well as industrial development or revenue bonds issued through quasi-public corporations for the benefit of a private or non-profit entity where that entity rather than the governmental entity is obligated to pay the debt service. Washington Trust’s C&I loan portfolio includes loans to business sectors such as health care and social assistance, retail trade, transportation and warehousing, educational services, as well as other business sectors.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
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

Cash Flow Hedging Instruments
As of March 31, 2026 and December 31, 2025, the Corporation had interest rate swaps, interest rate collars, and interest rate floors that were designated as cash flow hedges. The interest rate swaps and collars were executed to hedge the interest rate risk associated with short-term borrowings. See Note 9 for additional disclosure on borrowings. The interest rate floors were executed to hedge the interest rate risk associated with a pool of variable rate commercial loans.

The changes in fair value of these derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) and subsequently reclassified to earnings when gains or losses are realized (i.e., in the same period during which the hedged transactions affect earnings.)

The Corporation previously had an interest rate swap contract that was designated as a cash flow hedge to hedge the interest rate risk associated with a pool of variable rate commercial loans. On March 31, 2023, the Corporation terminated this interest rate swap contract and the derivative liability was derecognized. The loss on this interest rate swap included in the AOCL component of shareholders’ equity was updated to its termination date fair value of $26.5 million, or $20.1 million

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
after tax. This loss is being amortized into earnings as a reduction of interest income on a straight-line basis over the remaining life of the original interest rate swap term, or through May 1, 2026. At March 31, 2026, the remaining unamortized balance of the loss included in the AOCL component of shareholders’ equity was $729 thousand, or $547 thousand after tax.

Fair Value Hedging Instruments
As of March 31, 2026 and December 31, 2025, the Corporation had interest rate swap contracts that were designated as fair value hedges. The fair value hedges were executed to hedge the interest rate risk associated with a closed-pool of fixed-rate residential real estate loans (the “hedged item”). The hedged item is measured at fair value through a basis adjustment recognized on the balance sheet. The changes in fair value of derivatives designated as fair value hedges, as well as the offsetting changes in fair value of the hedged item are recognized in earnings.

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

Under a risk participation-out agreement, a derivative asset, the Corporation participates out a portion of the credit risk associated with the interest rate swap position executed with the commercial borrower for a fee paid to the participating bank. Under a risk participation-in agreement, a derivative liability, the Corporation assumes, or participates in, a portion of the credit risk associated with the interest rate swap position with the commercial borrower for a fee received from the other bank..

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents the notional amounts and fair values of derivative instruments in the Unaudited Consolidated Balance Sheets:

(Dollars in thousands)	March 31, 2026			December 31, 2025
		Fair Value			Fair Value
	Notional Amounts	Derivative Assets	Derivative Liabilities	Notional Amounts	Derivative Assets	Derivative Liabilities
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate swaps (1)	$120,000	$341	$470	$120,000	$126	$979
Interest rate collars	100,000	—	3	100,000	—	17
Interest rate floors	200,000	116	—	200,000	125	—
Derivatives Designated as Fair Value Hedging Instruments:
Interest rate risk management contracts:
Interest rate swaps	100,000	921	—	100,000	335	—
Derivatives not Designated as Hedging Instruments:
Loan related derivative contracts:
Interest rate contracts with customers	846,233	4,690	28,875	882,941	6,326	27,959
Mirror contracts with counterparties	846,233	28,755	4,783	882,941	27,857	6,392
Risk participation agreements	298,536	40	1	304,854	28	1
Mortgage loan commitments:
Interest rate lock commitments	40,650	593	13	30,373	603	12
Forward sale commitments	83,715	334	440	90,813	13	828
Gross amounts		35,790	34,585		35,413	36,188
Less: amounts offset (2)		5,240	5,240		6,643	6,643
Derivative balances, net of offset		30,550	29,345		28,770	29,545
Less: collateral pledged (3)		—	—		—	—
Net amounts		$30,550	$29,345		$28,770	$29,545
(1)The fair value of derivative assets includes accrued interest receivable of $23 thousand and $35 thousand, respectively, at March 31, 2026 and December 31, 2025. The fair value of derivative liabilities includes accrued interest payable of $49 thousand and $23 thousand, respectively, March 31, 2026 and December 31, 2025.
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

The following table presents the balance sheet location, carrying value, and cumulative basis adjustment of the hedged item associated with fair value hedges:

(Dollars in thousands)
	March 31, 2026		December 31, 2025
Balance Sheet Location	Carrying Value of Hedged Item (1)	Cumulative Basis Adjustment	Carrying Value of Hedged Item (1)	Cumulative Basis Adjustment
Residential real estate loans	$99,077	($923)	$99,665	($335)
(1)Represents the carrying value of the hedged item associated with fair value hedges on a closed-pool of fixed-rate residential real estate loans that are expected to be outstanding for the designated hedged periods. The amortized cost balance of the closed-pool of residential real estate loans used in the fair value hedges was $600.0 million and $608.5 million, respectively, at March 31, 2026 and December 31, 2025.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents the effect of derivative instruments in the Unaudited Consolidated Statements of Changes in Shareholders’ Equity:

(Dollars in thousands)	Amounts Recognized in Other Comprehensive Income, Net of Tax
Three months ended March 31,	2026	2025
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate swaps	$2,158	$600
Interest rate collars	11	(7)
Interest rate floors	21	—
Total	$2,190	$593

The following table presents the effect of derivative instruments in the Unaudited Consolidated Statements of Income:

(Dollars in thousands)		Amount of Gain (Loss) Recognized in the Unaudited Consolidated Statements of Income
Three months ended March 31,	Statement of Income Location	2026	2025
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate swaps	Interest income: Interest and fees on loans	($2,116)	($2,116)
Interest rate swaps	Interest expense: FHLB advances	(8)	193
Interest rate floors	Interest income: Interest and fees on loans	(37)	—
Derivatives Designated as Fair Value Hedging Instruments:
Interest rate risk management contracts:
Interest rate swaps	Interest income: Interest and fees on loans	586	(779)
Hedged item	Interest income: Interest and fees on loans	(588)	782
Derivatives not Designated as Hedging Instruments:
Loan related derivative contracts:
Interest rate contracts with customers	Loan related derivative income	($4,805)	$9,797
Mirror interest rate contracts with counterparties	Loan related derivative income	5,020	(9,728)
Risk participation agreements	Loan related derivative income	12	32
Mortgage loan commitments:
Interest rate lock commitments	Mortgage banking revenues	(11)	570
Forward sale commitments	Mortgage banking revenues	499	(639)
Total		($1,448)	($1,888)
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

The following table presents a summary of mortgage loans held for sale accounted for under the fair value option:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Aggregate fair value	$32,127	$35,833
Aggregate principal balance	31,958	35,130
Difference between fair value and principal balance	$169	$703

Changes in fair value of mortgage loans held for sale accounted for under the fair value option election are included in mortgage banking revenues in the Unaudited Consolidated Statements of Income. Changes in fair value amounted to a decrease in mortgage banking revenues of $534 thousand for the three months ended March 31, 2026, compared to an increase in mortgage banking revenues of $225 thousand for the three months ended March 31, 2025.
There were no mortgage loans held for sale 90 days or more past due as of March 31, 2026 and December 31, 2025.

Valuation Techniques for Items Recorded at Fair Value on a Recurring Basis
Available for Sale Debt Securities
Available for sale debt securities are recorded at fair value on a recurring basis. When available, the Corporation uses quoted market prices to determine the fair value of debt securities; such items are classified as Level 1. There were no Level 1 debt securities held at March 31, 2026 and December 31, 2025.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Debt securities not actively traded whose fair value is determined through the use of cash flows utilizing inputs that are unobservable are classified as Level 3. There were no Level 3 debt securities held at March 31, 2026 and December 31, 2025.

Mortgage Loans Held for Sale, at Fair Value
The Corporation has elected the fair value option for mortgage loans that are originated and intended for sale to the secondary market. The fair value is estimated based on current market prices for similar loans in the secondary market and therefore are classified as Level 2 assets.

Derivatives
Interest rate derivative contracts are traded in over-the-counter markets where quoted market prices are not readily available.  Fair value measurements are determined using independent valuation software, which utilizes the present value of future cash flows discounted using market observable inputs such as forward rate assumptions. The Corporation evaluates the credit risk of its counterparties, as well as that of the Corporation.  Accordingly, factors such as the likelihood of default by the Corporation and its counterparties, its net exposures, and remaining contractual life are considered in determining if any fair value adjustments related to credit risk are required.  Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of collateral securing the position, if any. The Corporation has determined that the majority of the inputs used to value its derivative positions fall within Level 2 of the fair value hierarchy. However, the credit valuation adjustments utilize Level 3 inputs. As of March 31, 2026 and December 31, 2025, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Corporation has classified its derivative valuations in their entirety as Level 2.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Items Recorded at Fair Value on a Recurring Basis
The following tables present the balances of assets and liabilities reported at fair value on a recurring basis:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2026
Assets:
Available for sale debt securities:
Obligations of U.S. government agencies and U.S government sponsored enterprises	$39,865	$—	$39,865	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	854,722	—	854,722	—
Obligations of states and political subdivisions	653	—	653	—
Individual name issuer trust preferred debt securities	6,073	—	6,073	—
Corporate bonds	10,645	—	10,645	—
Mortgage loans held for sale	32,127	—	32,127	—
Derivative assets	30,550	—	30,550	—
Total assets at fair value on a recurring basis	$974,635	$—	$974,635	$—
Liabilities:
Derivative liabilities	$29,345	$—	$29,345	$—
Total liabilities at fair value on a recurring basis	$29,345	$—	$29,345	$—

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2025
Assets:
Available for sale debt securities:
Obligations of U.S. government agencies and U.S government sponsored enterprises	$39,958	$—	$39,958	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	880,894	—	880,894	—
Obligations of states and political subdivisions	663	—	663	—
Individual name issuer trust preferred debt securities	6,103	—	6,103	—
Corporate bonds	12,724	—	12,724	—
Mortgage loans held for sale	35,833	—	35,833	—
Derivative assets	28,770	—	28,770	—
Total assets at fair value on a recurring basis	$1,004,945	$—	$1,004,945	$—
Liabilities:
Derivative liabilities	$29,545	$—	$29,545	$—
Total liabilities at fair value on a recurring basis	$29,545	$—	$29,545	$—

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

Items Recorded at Fair Value on a Nonrecurring Basis
The following table presents the carrying value of assets held at March 31, 2026, which were written down to fair value during the three months ended March 31, 2026:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Collateral dependent individually analyzed loans	$5,074	$—	$—	$5,074
Total assets at fair value on a nonrecurring basis	$5,074	$—	$—	$5,074

Assets written down to fair value for the year ended December 31, 2025 consisted of two collateral dependent individually analyzed loan relationships, which had no carrying value at December 31, 2025. See additional disclosure on these two relationships in Note 10 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025

The following table presents valuation techniques and unobservable inputs for assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
March 31, 2026
Collateral dependent individually analyzed loans	$5,074	Appraisals of collateral	Discount for costs to sell	10%
			Appraisal adjustments	0%

Items for which Fair Value is Only Disclosed
The estimated fair values and related carrying amounts for financial instruments for which fair value is only disclosed are presented in the tables below:

(Dollars in thousands)
March 31, 2026	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$100,184	$100,184	$100,184	$—	$—
Loans, net of allowance for credit losses on loans (1)	4,973,759	4,858,427	—	—	4,858,427
FHLB stock	28,273	28,273	—	28,273	—
Investment in BOLI	116,010	116,010	—	116,010	—

Financial Liabilities:
Non-maturity deposits	$3,998,202	$3,998,202	$—	$3,998,202	$—
Time deposits	1,166,431	1,162,582	—	1,162,582	—
FHLB advances	576,000	577,807	—	577,807	—
Junior subordinated debentures	22,681	19,461	—	19,461	—
(1)The estimated fair value excludes a $923 thousand negative basis adjustment associated with fair value hedges. See Note 6 for additional disclosure.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)
December 31, 2025	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$103,734	$103,734	$103,734	$—	$—
Loans, net of allowance for credit losses on loans (1)	5,097,152	4,972,651	—	—	4,972,651
FHLB stock	29,473	29,473	—	29,473	—
Investment in BOLI	115,126	115,126	—	115,126	—

Financial Liabilities:
Non-maturity deposits	$4,049,307	$4,049,307	$—	$4,049,307	$—
Time deposits	1,220,683	1,218,361	—	1,218,361	—
FHLB advances	626,000	629,484	—	629,484	—
Junior subordinated debentures	22,681	19,953	—	19,953	—
(1)The estimated fair value excludes a $335 thousand negative basis adjustment associated with fair value hedges. See Note 6 for additional disclosure.

Note 8 - Deposits
The following table presents a summary of deposits:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Noninterest-bearing:
Noninterest-bearing demand deposits	$585,415	$595,092
Interest-bearing:
Interest-bearing demand deposits	758,524	756,794
NOW accounts	690,987	715,114
Money market accounts	1,132,421	1,185,420
Savings accounts	830,855	796,887
Time deposits (1)	1,166,431	1,220,683
Total interest-bearing deposits	4,579,218	4,674,898
Total deposits	$5,164,633	$5,269,990
(1)There were no wholesale brokered time deposits at March 31, 2026 or December 31, 2025.

The following table presents scheduled maturities of time certificates of deposit:

(Dollars in thousands)	Scheduled Maturity	Weighted Average Rate
April 1, 2026 to December 31, 2026	$972,539	3.48%
2027	127,776	2.98
2028	52,824	3.07
2029	5,784	2.83
2030	5,629	2.17
2031 and thereafter	1,879	1.92
Balance at March 31, 2026	$1,166,431	3.40%

Time certificates of deposit in denominations of $250 thousand or more totaled $356.2 million and $355.9 million,

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
respectively, at March 31, 2026 and December 31, 2025.

Note 9 - Borrowings
Advances payable to the FHLB amounted to $576.0 million and $626.0 million, respectively, at March 31, 2026 and December 31, 2025. See Note 6 for additional disclosure on derivatives designated as cash flow hedges to hedge the interest rate risk associated with short-term FHLB advances.

The Bank pledges certain qualified investment securities and loans as collateral to the FHLB. The Bank had available borrowing capacity of $1.4 billion with the FHLB as of both March 31, 2026 and December 31, 2025. In addition, the Bank had access to a $40.0 million unused line of credit with the FHLB at both March 31, 2026 and December 31, 2025.

The Bank had standby letters of credit with the FHLB of $65.1 million and $66.0 million at March 31, 2026 and December 31, 2025 to collateralize institutional deposits.

The following table presents maturities and weighted average interest rates on FHLB advances outstanding as of March 31, 2026:

(Dollars in thousands)	Scheduled Maturity	Weighted Average Rate
April 1, 2026 to December 31, 2026	$340,000	4.07%
2027	60,000	4.12
2028	90,000	4.33
2029	80,000	3.82
2030	6,000	3.33
2031 and thereafter	—	—
Balance at March 31, 2026	$576,000	4.07%

Note 10 - Shareholders' Equity
Stock Repurchase Program
The 2025 Repurchase Program adopted by the Board of Directors authorizes the repurchase of up to 850,000 shares, or approximately 4%, of the Bancorp’s outstanding common stock. This authority may be exercised from time to time and in such amounts as market conditions warrant, and subject to regulatory considerations. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. Repurchases under the 2025 Repurchase Program are conducted pursuant to a trading plan adopted by the Bancorp that is designed to qualify under Rule 10b5-1 under the Exchange Act. The 2025 Repurchase Program commenced on May 15, 2025 and expires on May 15, 2026 and may be modified, suspended, or discontinued at any time. Through March 31, 2026, the Bancorp has repurchased a total of 267,658 shares, at an average price of $27.26 and a total cost of $7.4 million, under its 2025 Repurchase Program. The total cost included $65 thousand of excise tax attributable to shares that were repurchased.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Regulatory Capital Requirements
Capital levels at March 31, 2026 exceeded the regulatory minimum levels to be considered “well capitalized.”

The following table presents the Corporation’s and the Bank’s actual capital amounts and ratios, as well as the corresponding minimum and well capitalized regulatory amounts and ratios that were in effect during the respective periods:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2026
Total Capital (to Risk-Weighted Assets):
Corporation	$622,030	13.38%	$372,027	8.00%	N/A	N/A
Bank	614,658	13.22	371,824	8.00	$464,781	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	579,664	12.46	279,020	6.00	N/A	N/A
Bank	572,292	12.31	278,868	6.00	371,824	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
Corporation	557,667	11.99	209,265	4.50	N/A	N/A
Bank	572,292	12.31	209,151	4.50	302,107	6.50
Tier 1 Capital (to Average Assets): (1)
Corporation	579,664	8.80	263,555	4.00	N/A	N/A
Bank	572,292	8.69	263,425	4.00	329,281	5.00

December 31, 2025
Total Capital (to Risk-Weighted Assets):
Corporation	615,600	12.95	380,342	8.00	N/A	N/A
Bank	607,862	12.79	380,144	8.00	475,180	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	577,224	12.14	285,256	6.00	N/A	N/A
Bank	569,486	11.98	285,108	6.00	380,144	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
Corporation	555,227	11.68	213,942	4.50	N/A	N/A
Bank	569,486	11.98	213,831	4.50	308,867	6.50
Tier 1 Capital (to Average Assets): (1)
Corporation	577,224	8.65	267,046	4.00	N/A	N/A
Bank	569,486	8.53	266,921	4.00	333,651	5.00
(1)    Leverage ratio.

In addition to the minimum regulatory capital required for capital adequacy outlined in the table above, the Corporation and the Bank are required to maintain a minimum capital conservation buffer, in the form of common equity, of 2.50%, resulting in a requirement for the Corporation and the Bank to effectively maintain total capital, Tier 1 capital, and common equity Tier 1 capital ratios of 10.50%, 8.50%, and 7.00%, respectively. The Corporation and the Bank must maintain the capital conservation buffer to avoid restrictions on the ability to pay dividends and discretionary bonuses. The Corporation’s and the Bank’s capital levels exceeded the minimum regulatory capital requirements plus the capital conservation buffer at March 31, 2026 and December 31, 2025.

The Bancorp owns the common stock of two capital trusts, which have issued trust preferred securities. In accordance with GAAP, the capital trusts are treated as unconsolidated subsidiaries. At both March 31, 2026 and December 31, 2025, $22.0 million in trust preferred securities were included in the Tier 1 capital of the Corporation for regulatory capital reporting purposes pursuant to the capital adequacy guidelines of the Federal Reserve.

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

For the three months ended March 31,	2026		2025
(Dollars in thousands)	Revenue (1)	ASC 606 Revenue (2)	Revenue (1)	ASC 606 Revenue (2)
Net interest income	$40,525	$—	$36,422	$—
Noninterest income:
Wealth management revenues	10,647	10,647	9,891	9,891
Mortgage banking revenues	3,045	—	2,304	—
Card interchange fees	1,385	1,385	1,509	1,509
Service charges on deposit accounts	785	785	744	744
Loan related derivative income	227	—	101	—
Income from bank-owned life insurance	885	—	769	—
Gain on sale of bank-owned properties, net (3)	—	—	6,994	6,994
Other income	329	262	331	264
Total noninterest income	17,303	13,079	22,643	19,402
Total revenues	$57,828	$13,079	$59,065	$19,402
(1)As reported in the Unaudited Consolidated Statements of Income.
(2)Revenue from contracts with customers in scope of ASC 606.
(3)For the three months ended March 31, 2025, included herein in accordance with sale-leaseback transaction provisions of ASC 842 and ASC 606.

The following table presents revenue from contracts with customers based on the timing of revenue recognition:

(Dollars in thousands)
Three months ended March 31,	2026	2025
Revenue recognized at a point in time:
Card interchange fees	$1,385	$1,509
Service charges on deposit accounts	518	463
Gain on sale of bank-owned properties, net	—	6,994
Other income	209	204
Revenue recognized over time:
Wealth management revenues	10,647	9,891
Service charges on deposit accounts	267	281
Other income	53	60
Total revenues from contracts with customers in scope of ASC 606	$13,079	$19,402

Receivables for revenue from contracts with customers primarily consist of amounts due for wealth management services performed for which the Corporation’s performance obligations have been fully satisfied. Receivables amounted to $6.0 million and $7.0 million, respectively, at March 31, 2026 and December 31, 2025 and were included in other assets in the Unaudited Consolidated Balance Sheets.

Deferred revenues, which are considered contract liabilities under ASC 606, represent advance consideration received from customers for which the Corporation has a remaining performance obligation to fulfill. Contract liabilities are recognized as revenue over the life of the contract as the performance obligations are satisfied. The balances of contract liabilities were insignificant at both March 31, 2026 and December 31, 2025 and were included in other liabilities in the Unaudited Consolidated Balance Sheets.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
For commissions and incentives that are in scope of ASC 606, such as those paid to employees in our wealth management services and banking segments in order to obtain customer contracts, contract cost assets are established. The contract cost assets are capitalized and amortized over the estimated useful life that the asset is expected to generate benefits. The carrying value of contract cost assets amounted to $2.1 million and $2.3 million, respectively at March 31, 2026 and December 31, 2025 and were included in other assets in the Unaudited Consolidated Balance Sheets. The amortization of contract cost assets is recorded within salaries and employee benefits expense in the Unaudited Consolidated Statements of Income.

Note 12 - Business Segments
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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents the components of net income, as well as other supplemental information for Washington Trust’s reportable business segments:

(Dollars in thousands)	Banking		Wealth Management Services		Consolidated Total
Three months ended March 31,	2026	2025	2026	2025	2026	2025
Total interest income and dividend income	$74,982	$79,463	$—	$—	$74,982	$79,463
Total interest expense	34,457	43,041	—	—	34,457	43,041
Net interest income	40,525	36,422	—	—	40,525	36,422
Provision for credit losses	4,000	1,200	—	—	4,000	1,200
Net interest income after provision for credit losses	36,525	35,222	—	—	36,525	35,222
Noninterest income	6,430	12,635	10,873	10,008	17,303	22,643
Noninterest expenses:
Salaries and employee benefits	18,790	16,979	5,550	5,443	24,340	22,422
Outsourced services	3,599	3,265	784	1,081	4,383	4,346
Net occupancy	2,663	2,471	227	270	2,890	2,741
Equipment	843	815	60	76	903	891
Legal, audit and professional fees	662	527	274	223	936	750
FDIC deposit insurance costs	935	1,262	—	—	935	1,262
Advertising and promotion	463	348	84	62	547	410
Amortization of intangibles	—	—	155	204	155	204
Other expenses	2,147	6,879	529	2,291	2,676	9,170
Total noninterest expenses	30,102	32,546	7,663	9,650	37,765	42,196
Income before income taxes	12,853	15,311	3,210	358	16,063	15,669
Income tax expense	2,734	3,347	729	143	3,463	3,490
Net income	$10,119	$11,964	$2,481	$215	$12,600	$12,179

Supplemental Information:
Total assets at period end	$6,395,861	$6,525,532	$63,335	$60,483	$6,459,196	$6,586,015
Expenditures for long-lived assets	1,165	87	141	1	1,306	88
Depreciation expense (1)	736	808	71	86	807	894
(1)Included in net occupancy and equipment expenses in the table above.

For the three months ended March 31, 2025, noninterest income for the Banking segment included a $7.0 million net gain recognized in the first quarter associated with sale-leaseback transactions that were completed for five branch locations.

Also, for the three months ended March 31, 2025, total other expenses included a $6.4 million pension plan settlement charge recognized in the first quarter, of which $4.9 million was included in the Banking segment and $1.5 million was included in the Wealth Management Services segment.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Note 13 - Other Comprehensive Income
The following table presents the activity in other comprehensive income:

Three months ended March 31,	2026			2025
(Dollars in thousands)	Pre-tax Amounts	Income Tax (Expense) Benefit	Net of Tax	Pre-tax Amounts	Income Tax (Expense) Benefit	Net of Tax
Available for Sale Debt Securities:
Change in fair value of available for sale debt securities	($1,779)	$445	($1,334)	$16,896	($4,266)	$12,630
Cash Flow Hedges:
Change in fair value of cash flow hedges	758	(190)	568	(1,130)	286	(844)
Net cash flow hedge losses reclassified into earnings (1)	2,161	(539)	1,622	1,923	(486)	1,437
Net change in fair value of cash flow hedges	2,919	(729)	2,190	793	(200)	593
Defined Benefit Plan Obligations:
Defined benefit plan obligation remeasurement	—	—	—	2,665	(728)	1,937
Pension plan settlement charge reclassified into earnings	—	—	—	6,436	(1,625)	4,811
Amortization of net actuarial losses into earnings	24	(6)	18	29	(8)	21
Net change in defined benefit plan obligations	24	(6)	18	9,130	(2,361)	6,769
Total other comprehensive income	$1,164	($290)	$874	$26,819	($6,827)	$19,992
(1)See Note 6 for additional information on pre-tax amounts related to cash flow hedges that were reclassified into earnings.

The following tables present the changes in AOCL by component, net of tax:

(Dollars in thousands)	Net Unrealized Losses on Available For Sale Debt Securities	Net Unrealized Losses on Cash Flow Hedges	Net Unrealized Losses on Defined Benefit Plan Obligations	Total
For the three months ended March 31, 2026
Balance at December 31, 2025	($73,743)	($3,142)	($2,424)	($79,309)
Other comprehensive (loss) income before reclassifications	(1,334)	568	—	(766)
Amounts reclassified from AOCL	—	1,622	18	1,640
Net other comprehensive (loss) income	(1,334)	2,190	18	874
Balance at March 31, 2026	($75,077)	($952)	($2,406)	($78,435)

(Dollars in thousands)	Net Unrealized Losses on Available For Sale Debt Securities	Net Unrealized Losses on Cash Flow Hedges	Net Unrealized Losses on Defined Benefit Plan Obligations	Total
For the three months ended March 31, 2025
Balance at December 31, 2024	($102,439)	($7,938)	($8,794)	($119,171)
Other comprehensive income (loss) before reclassifications	12,630	(844)	1,937	13,723
Amounts reclassified from AOCL	—	1,437	4,832	6,269
Net other comprehensive income	12,630	593	6,769	19,992
Balance at March 31, 2025	($89,809)	($7,345)	($2,025)	($99,179)

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Note 14 - Earnings per Common Share
The following table presents the calculation of EPS:

(Dollars and shares in thousands, except per share amounts)
Three months ended March 31,	2026	2025
Earnings for basic and diluted EPS calculations:
Net income	$12,600	$12,179

Shares for basic and diluted EPS calculations:
Weighted average common shares outstanding for basic EPS	19,039	19,276
Dilutive effect of common stock equivalents	134	94
Weighted average common and potential common shares outstanding for diluted EPS	19,173	19,370

EPS:
Basic earnings per common share	$0.66	$0.63
Diluted earnings per common share	$0.66	$0.63

Shares excluded from the calculation of diluted EPS:
Weighted average anti-dilutive common stock equivalents (1)	369	388
(1)Weighted average anti-dilutive common stock equivalents represent share-based compensation awards not included in the calculation of common shares outstanding for purposes of calculating diluted EPS as the grant prices were greater than the average market price of the Bancorp’s common stock, and therefore were anti-dilutive.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Note 15 - Commitments and Contingencies
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

Standby Letters of Credit
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These standby letters of credit are primarily issued to support the financing needs of the Bank’s commercial customers. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral supporting those commitments is essentially the same as for other commitments. Most standby letters of credit extend for one year. At March 31, 2026 and December 31, 2025, there were no liabilities to beneficiaries resulting from standby letters of credit. Should the Corporation be required to make payments to the beneficiary, repayment from the customer to the Corporation is required.

The following table presents the contractual and notional amounts of financial instruments with off-balance sheet risk:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,017,062	$952,599
Standby letters of credit	7,317	7,774

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
ACL on Unfunded Commitments
The ACL on unfunded commitments is management’s estimate of expected lifetime credit losses over the expected contractual term in which the Corporation is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Corporation.

The activity in the ACL on unfunded commitments for the three months ended March 31, 2026 is presented below:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$518	$590	$1,108	$23	$—	$9	$9	$1,140
Provision	61	40	101	—	—	(1)	(1)	100
Ending Balance	$579	$630	$1,209	$23	$—	$8	$8	$1,240

The activity in the ACL on unfunded commitments for the three months ended March 31, 2025 is presented below:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$822	$589	$1,411	$18	$—	$11	$11	$1,440
Provision	(128)	(71)	(199)	(1)	—	—	—	(200)
Ending Balance	$694	$518	$1,212	$17	$—	$11	$11	$1,240

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

Management's Discussion and Analysis
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Corporation’s Audited Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2025, and in conjunction with the condensed Unaudited Consolidated Financial Statements and notes thereto included in Item 1 of this report.  Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results for the full-year ended December 31, 2026 or any future period.

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

Some of the factors that might cause these differences include the following:
•changes in general business and economic conditions (including the impact of ongoing armed conflicts, tariffs, inflation, current or future U.S. government shutdowns, and concerns about liquidity) on a national basis and in the local markets in which we operate;
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

In addition, the factors described under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as updated by our Quarterly Reports on Form 10-Q and other filings submitted to the SEC, may result in these differences.  You should carefully review all of these factors and you should be aware that there may be other factors that could cause these differences.  These forward-looking statements were based on information, plans, and estimates at the date of this report, and we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

Management's Discussion and Analysis
Non-GAAP Financial Measures and Reconciliation to GAAP
In addition to evaluating the Corporation’s results of operations in accordance with GAAP, management supplements this evaluation with an analysis of certain non-GAAP financial measures, such as adjusted noninterest income, adjusted noninterest expense, adjusted income before income taxes, adjusted income tax expense, adjusted effective tax rate, adjusted net income, adjusted diluted earnings per common share, adjusted return on average assets, and adjusted return on average equity.

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

Management's Discussion and Analysis
The following table presents adjusted noninterest income, adjusted noninterest expense, adjusted income before income taxes, adjusted income tax expense, adjusted effective tax rate, and adjusted net income:

(Dollars in thousands, except per share amounts)
Three months ended March 31,	2026	2025
Adjusted Noninterest Income:
Noninterest income, as reported	$17,303	$22,643
Less adjustments:
Gain on sale of bank-owned properties, net	—	6,994
Adjusted noninterest income (non-GAAP)	$17,303	$15,649

Adjusted Noninterest Expense:
Noninterest expense, as reported	$37,765	$42,196
Less adjustments:
Pension plan settlement charge	—	6,436
Adjusted noninterest expense (non-GAAP)	$37,765	$35,760

Adjusted Income Before Income Taxes:
Income before income taxes, as reported	$16,063	$15,669
Less: total adjustments, pre-tax	—	558
Adjusted income before income taxes (non-GAAP)	$16,063	$15,111

Adjusted Income Tax Expense:
Income tax expense, as reported	$3,463	$3,490
Less: tax on total adjustments	—	141
Adjusted income tax expense (non-GAAP)	$3,463	$3,349

Adjusted Effective Tax Rate:
Effective tax rate, as reported (1)	21.6%	22.3%
Less: impact of total adjustments	—	0.1
Adjusted effective tax rate (non-GAAP) (2)	21.6%	22.2%

Adjusted Net Income:
Net income, as reported	$12,600	$12,179
Less: total adjustments, after-tax	—	417
Adjusted net income (non-GAAP)	$12,600	$11,762
(1)Calculated as income tax expense divided by income before income taxes.
(2)Calculated as income tax expense, adjusted for the tax impact of the adjustments as outlined in the table above, divided by income before income taxes, adjusted for the pre-tax impact of the adjustments as outlined in the table above.

Management's Discussion and Analysis
The following table presents adjusted diluted earnings per common share:

(Dollars in thousands, except per share amounts)
Three months ended March 31,	2026	2025
Adjusted Diluted Earnings per Common Share:
Diluted earnings per common share, as reported (1)	$0.66	$0.63
Less: impact of total adjustments	—	0.02
Adjusted diluted earnings per common share (non-GAAP) (2)	$0.66	$0.61
(1)Net income divided by weighted average diluted common and potential shares outstanding.
(2)Net income, adjusted for the after-tax impact of adjustments as outlined in the table above, divided by weighted average diluted common and potential shares outstanding.

The following table presents adjusted return on average assets and adjusted return on average equity:

(Dollars in thousands)
Three months ended March 31,	2026	2025
Adjusted Return on Average Assets (1):
Net income, as reported	$12,600	$12,179
Less: total adjustments, after-tax	—	417
Adjusted net income (non-GAAP)	12,600	11,762

Total average assets, as reported	6,566,686	6,765,057

Return on average assets (2)	0.78%	0.73%
Adjusted return on average assets (non-GAAP) (3)	0.78%	0.71%

Adjusted Return on Average Equity (1):
Net income, as reported	$12,600	$12,179
Less: total adjustments, after-tax	—	417
Adjusted net income (non-GAAP)	12,600	11,762

Total average equity, as reported	553,374	513,048

Return on average equity (4)	9.23%	9.63%
Adjusted return on average equity (non-GAAP) (5)	9.23%	9.30%
(1)Annualized based on the actual number of days in the period.
(2)Net income divided by total average assets.
(3)Net income, adjusted for the after-tax impact of adjustments as outlined in the table above, divided by total average assets.
(4)Net income divided by total average equity.
(5)Net income, adjusted for the after-tax impact of adjustments as outlined in the table above, divided by total average equity.

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

Results of Operations
Summary
The following table presents a summarized consolidated statement of operations:

(Dollars in thousands)
			Change
Three months ended March 31,	2026	2025	$	%
Net interest income	$40,525	$36,422	$4,103	11%
Noninterest income	17,303	22,643	(5,340)	(24)
Total revenues	57,828	59,065	(1,237)	(2)
Provision for credit losses	4,000	1,200	2,800	233
Noninterest expense	37,765	42,196	(4,431)	(11)
Income before income taxes	16,063	15,669	394	3
Income tax expense	3,463	3,490	(27)	(1)
Net income	$12,600	$12,179	$421	3%
Adjusted net income (non-GAAP)	$12,600	$11,762	$838	7%

Net income totaled $12.6 million for the three months ended March 31, 2026, compared to $12.2 million reported for the same period in 2025. These results included the following infrequent transactions:
•In the first quarter of 2025, sale-leaseback transactions were completed for five branch locations and a pre-tax net gain on the sale of the bank-owned properties totaling $7.0 million was recognized within noninterest income.
•Also in the first quarter of 2025 and in connection with the termination of the Corporation's qualified pension plan, a pre-tax non-cash pension plan settlement charge of $6.4 million was recognized within noninterest expenses.

Excluding these items, adjusted net income (non-GAAP) for the three months ended March 31, 2026 was $12.6 million, compared to $11.8 million for the same period in 2025, up by $838 thousand, or 7%. These results reflected higher net interest income, as well as growth in wealth management and mortgage banking revenues, partially offset by an elevated provision for credit losses and higher salaries and benefits costs.

The following table presents a summary of performance metrics and ratios:

Three months ended March 31,	2026	2025
Diluted earnings per common share	$0.66	$0.63
Adjusted diluted earnings per common share (non-GAAP)	$0.66	$0.61
Return on average assets (net income divided by average assets)	0.78%	0.73%
Adjusted return on average assets (non-GAAP)	0.78%	0.71%
Return on average equity (net income divided by average equity)	9.23%	9.63%
Adjusted return on average equity (non-GAAP)	9.23%	9.30%

Management's Discussion and Analysis
Average Balances / Net Interest Margin - Fully Taxable Equivalent Basis
The following table presents daily average balance, interest, and yield/rate information, as well as net interest margin on an FTE basis.  Tax-exempt income is converted to an FTE basis using the statutory federal income tax rate. Unrealized gains (losses) on available for sale securities, changes in fair value on mortgage loans held for sale, and basis adjustments associated with fair value hedges are excluded from the average balance and yield calculations. Nonaccrual loans are included in amounts presented for loans. Interest income attributable to nonaccrual loans is included in accordance with accounting policy as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Three months ended March 31,	2026			2025			Change
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Cash, federal funds sold, and short-term investments	$101,091	$909	3.65%	$185,724	$1,993	4.35%	($84,633)	($1,084)	(0.70%)
Mortgage loans held for sale	24,760	375	6.14	105,253	958	3.69	(80,493)	(583)	2.45
Taxable debt securities	1,022,612	8,768	3.48	1,042,687	8,827	3.43	(20,075)	(59)	0.05
Nontaxable debt securities	650	8	4.99	650	8	4.99	—	—	—
Total securities	1,023,262	8,776	3.48	1,043,337	8,835	3.43	(20,075)	(59)	0.05
FHLB stock	30,566	585	7.76	43,491	1,022	9.53	(12,925)	(437)	(1.77)
Commercial real estate	2,148,792	28,718	5.42	2,138,301	30,354	5.76	10,491	(1,636)	(0.34)
Commercial & industrial	571,498	7,921	5.62	538,083	7,874	5.93	33,415	47	(0.31)
Total commercial	2,720,290	36,639	5.46	2,676,384	38,228	5.79	43,906	(1,589)	(0.33)
Residential real estate	2,035,597	22,723	4.53	2,120,452	23,354	4.47	(84,855)	(631)	0.06
Home equity	316,660	4,931	6.32	296,735	5,061	6.92	19,925	(130)	(0.60)
Other	16,589	215	5.26	17,349	217	5.07	(760)	(2)	0.19
Total consumer	333,249	5,146	6.26	314,084	5,278	6.82	19,165	(132)	(0.56)
Total loans	5,089,136	64,508	5.14	5,110,920	66,860	5.31	(21,784)	(2,352)	(0.17)
Total interest-earning assets	6,268,815	75,153	4.86	6,488,725	79,668	4.98	(219,910)	(4,515)	(0.12)
Noninterest-earning assets	297,871			276,332			21,539
Total assets	$6,566,686			$6,765,057			($198,371)
Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits (in-market)	$748,233	$5,889	3.19%	$628,490	$5,876	3.79%	$119,743	$13	(0.60%)
NOW accounts	676,240	259	0.16	679,138	343	0.20	(2,898)	(84)	(0.04)
Money market accounts	1,162,609	7,788	2.72	1,232,042	10,028	3.30	(69,433)	(2,240)	(0.58)
Savings accounts	810,040	3,418	1.71	564,002	1,851	1.33	246,038	1,567	0.38
Time deposits (in-market)	1,190,414	10,016	3.41	1,204,779	11,304	3.81	(14,365)	(1,288)	(0.40)
Interest-bearing in-market deposits	4,587,536	27,370	2.42	4,308,451	29,402	2.77	279,085	(2,032)	(0.35)
Wholesale brokered time deposits	—	—	—	188,386	2,346	5.05	(188,386)	(2,346)	(5.05)
Total interest-bearing deposits	4,587,536	27,370	2.42	4,496,837	31,748	2.86	90,699	(4,378)	(0.44)
FHLB advances	660,667	6,777	4.16	959,889	10,946	4.62	(299,222)	(4,169)	(0.46)
Junior subordinated debentures	22,681	310	5.54	22,681	347	6.20	—	(37)	(0.66)
Total interest-bearing liabilities	5,270,884	34,457	2.65	5,479,407	43,041	3.19	(208,523)	(8,584)	(0.54)
Noninterest-bearing demand deposits	604,302			620,849			(16,547)
Other liabilities	138,126			151,753			(13,627)
Shareholders’ equity	553,374			513,048			40,326
Total liabilities and shareholders’ equity	$6,566,686			$6,765,057			($198,371)
Net interest income (FTE)		$40,696			$36,627			$4,069
Interest rate spread			2.21%			1.79%			0.42%
Net interest margin			2.63%			2.29%			0.34%

Management's Discussion and Analysis
Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)
Three months ended March 31,	2026	2025	Change
Commercial loans	$168	$206	($38)
Nontaxable debt securities	1	1	—
Total	$169	$207	($38)

Net Interest Income
Net interest income, the primary source of our operating income, totaled $40.5 million for the three months ended March 31, 2026, compared to $36.4 million, for the same period in 2025.

Net interest income is affected by factors including, but not limited to, the level of and changes in interest rates, changes in the amount and composition of interest-earning assets and interest-bearing liabilities, loan and deposit pricing strategies and competitive conditions, loan prepayment speeds, and the level of nonaccrual loans.

NIM is calculated as net interest income on a fully-taxable equivalent basis as a percentage of average interest-earning assets.

The improvement in net interest income, FTE net interest income and NIM discussed below largely reflected continued benefits from the December 2024 balance sheet repositioning transactions.

The following discussion presents net interest income on an FTE basis by adjusting income and yields on tax-exempt loans to be comparable to taxable loans.

FTE net interest income for the three months ended March 31, 2026 amounted to $40.7 million, up by $4.1 million from the same period in 2025. For the three months ended March 31, 2026, decreases in average interest-bearing liability balances net of decreases in average interest-earning assets increased net interest income by $793 thousand. Decreases in funding costs outpaced decreases in asset yields, increasing net interest income by $3.3 million for the three months ended March 31, 2026.

NIM was 2.63% for the three months ended March 31, 2026, up by 34 basis points from 2.29% for the same period in 2025.

Total average securities for the three months ended March 31, 2026 decreased by $20.1 million from the same period a year earlier primarily due to routine pay-downs. The FTE rate of return on the securities portfolio for the three months ended March 31, 2026 was 3.48%, up by 5 basis points from the same period in 2025.

Total average loan balances for the three months ended March 31, 2026 decreased by $21.8 million from the comparable 2025 period, largely reflecting a decrease in the residential real estate loan portfolio. The yield on total loans for the three months ended March 31, 2026 was 5.14%, down by 17 basis points from the same period in 2025.

FHLB advances and brokered time deposits are utilized as wholesale funding sources. The average balance of FHLB advances for the three months ended March 31, 2026 decreased by $299.2 million from the comparable period in 2025. The average rate paid on such advances for the three months ended March 31, 2026 was 4.16%, down by 46 basis points from the same period in 2025. There were no wholesale brokered time deposits for the three months ended March 31, 2026, compared to $188.4 million for the three months ended March 31, 2025 that had an average rate of 5.05%. The decline in wholesale funding balances reflected the benefits from the balance sheet repositioning transactions mentioned above, as well as increases in the average balances of in-market deposits. Rates paid on wholesale funding have declined from the prior year reflecting lower market interest rates.

Average in-market interest-bearing deposits, which excludes wholesale brokered deposits, for the three months ended March 31, 2026 increased by $279.1 million from the same period in 2025, largely reflecting increases in average balances of savings accounts and interest-bearing demand deposits. The average rate paid on in-market interest-bearing deposits for the three months ended March 31, 2026 was 2.42%, down by 35 basis points from the same period in 2025, largely reflecting

Management's Discussion and Analysis
lower market interest rates. The average balance of noninterest-bearing demand deposits for the three months ended March 31, 2026 decreased by $16.5 million from the same period in 2025.

Volume / Rate Analysis - Interest Income and Expense (FTE Basis)
The following table presents certain information on an FTE basis regarding changes in our interest income and interest expense for the period indicated.  The net change attributable to both volume and rate has been allocated proportionately.

(Dollars in thousands)	Three Months Ended March 31, 2026 vs. 2025
	Change Due to
	Volume	Rate	Net Change
Interest on Interest-Earning Assets:
Cash, federal funds sold, and other short-term investments	($801)	($283)	($1,084)
Mortgage loans held for sale	(993)	410	(583)
Taxable debt securities	(180)	121	(59)
Nontaxable debt securities	—	—	—
Total securities	(180)	121	(59)
FHLB stock	(269)	(168)	(437)
Commercial real estate	150	(1,786)	(1,636)
Commercial & industrial	472	(425)	47
Total commercial	622	(2,211)	(1,589)
Residential real estate	(942)	311	(631)
Home equity	326	(456)	(130)
Other	(10)	8	(2)
Total consumer	316	(448)	(132)
Total loans	(4)	(2,348)	(2,352)
Total interest income	(2,247)	(2,268)	(4,515)
Interest on Interest-Bearing Liabilities:
Interest-bearing demand deposits (in-market)	1,023	(1,010)	13
NOW accounts	(2)	(82)	(84)
Money market accounts	(544)	(1,696)	(2,240)
Savings accounts	947	620	1,567
Time deposits (in-market)	(131)	(1,157)	(1,288)
Interest-bearing in-market deposits	1,293	(3,325)	(2,032)
Wholesale brokered time deposits	(1,173)	(1,173)	(2,346)
Total interest-bearing deposits	120	(4,498)	(4,378)
FHLB advances	(3,160)	(1,009)	(4,169)
Junior subordinated debentures	—	(37)	(37)
Total interest expense	(3,040)	(5,544)	(8,584)
Net interest income (FTE)	$793	$3,276	$4,069

Provision for Credit Losses
The provision for credit losses results from management’s review of the adequacy of the ACL. The ACL is management’s estimate, at the reporting date, of expected lifetime credit losses and includes consideration of current forecasted economic conditions. Estimating an appropriate level of ACL necessarily involves a high degree of judgment.

Management's Discussion and Analysis
The following table presents the provision for credit losses:

(Dollars in thousands)
			Change
Three months ended March 31,	2026	2025	$	%
Provision for credit losses on loans	$3,900	$1,400	$2,500	179%
Provision for credit losses on unfunded commitments	100	(200)	$300	150
Provision for credit losses	$4,000	$1,200	$2,800	233%

The provision for credit losses for the three months ended March 31, 2026, largely reflected an increase in specific reserves on two CRE office segment loans, which was partially offset by a decline in loan portfolio balances. See additional discussion regarding these two loans under the caption “Nonaccrual Loans.”

Net charge-offs totaled $10 thousand for the three months ended March 31, 2026, compared to $2.3 million for the same period in 2025. See additional discussion regarding the ACL under the caption “Asset Quality” below.

Noninterest Income
Noninterest income is an important source of revenue for Washington Trust.  The principal categories of noninterest income are shown in the following table:

(Dollars in thousands)
			Change
Three months ended March 31,	2026	2025	$	%
Noninterest income:
Wealth management revenues	$10,647	$9,891	$756	8%
Mortgage banking revenues	3,045	2,304	741	32
Card interchange fees	1,385	1,509	(124)	(8)
Service charges on deposit accounts	785	744	41	6
Loan related derivative income	227	101	126	125
Income from bank-owned life insurance	885	769	116	15
Gain on sale of bank-owned properties, net	—	6,994	(6,994)	(100)
Other income	329	331	(2)	(1)
Total noninterest income	$17,303	$22,643	($5,340)	(24%)
Adjusted noninterest income (non-GAAP)	$17,303	$15,649	$1,654	11%

Noninterest Income Analysis
Total noninterest income amounted to $17.3 million for the three months ended March 31, 2026, compared to $22.6 million for the same period in 2025. Total noninterest income in 2025 was impacted by the gain on sale-leaseback transactions as described under the caption “Summary” above. Excluding the impact of this infrequent transaction, adjusted noninterest income (non-GAAP) for the three months ended March 31, 2026 was up by $1.7 million, or 11%, from the same period in 2025.

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

Management's Discussion and Analysis
The categories of wealth management revenues are shown in the following table:

(Dollars in thousands)
			Change
Three months ended March 31,	2026	2025	$	%
Wealth management revenues:
Asset-based revenues	$10,580	$9,769	$811	8%
Transaction-based revenues	67	122	(55)	(45)
Total wealth management revenues	$10,647	$9,891	$756	8%

The following table presents wealth management AUA balances:

(Dollars in thousands)
	March 31, 2026	December 31, 2025	March 31, 2025
AUA (market value as of the date indicated)	$7,495,602	$7,777,250	$6,818,390

Wealth management revenues for the three months ended March 31, 2026 increased by $756 thousand, or 8%, from the same period in 2025, largely reflecting an increase in asset-based revenues. The increase in asset-based revenues correlated with the change in average AUA balances. The average balance of AUA for the three months ended March 31, 2026 increased by 10% over the average balance for the same period in 2025, primarily reflecting net investment appreciation of AUA.

Mortgage banking revenues are dependent on mortgage origination volume and are sensitive to interest rates and the condition of housing markets. The composition of mortgage banking revenues and the volume of loans sold to the secondary market are shown in the following table:

(Dollars in thousands)
			Change
Three months ended March 31,	2026	2025	$	%
Mortgage banking revenues:
Realized gains on loan sales, net (1)	$2,370	$1,575	$795	50%
Changes in fair value, net (2)	164	133	31	23
Loan servicing fee income, net (3)	511	596	(85)	(14)
Total mortgage banking revenues	$3,045	$2,304	$741	32%

Loans sold to the secondary market (4)	$121,523	$75,499	$46,024	61%
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

For the three months ended March 31, 2026, mortgage banking revenues were up by $741 thousand, or 32%, compared to the same period in 2025, largely reflecting an increase in sales volume.

Management's Discussion and Analysis
Noninterest Expense
The following table presents noninterest expense comparisons:

(Dollars in thousands)
			Change
Three months ended March 31,	2026	2025	$	%
Noninterest expense:
Salaries and employee benefits	$24,340	$22,422	$1,918	9%
Outsourced services	4,383	4,346	37	1
Net occupancy	2,890	2,741	149	5
Equipment	903	891	12	1
Legal, audit, and professional fees	936	750	186	25
FDIC deposit insurance costs	935	1,262	(327)	(26)
Advertising and promotion	547	410	137	33
Amortization of intangibles	155	204	(49)	(24)
Pension plan settlement charge	—	6,436	(6,436)	(100)
Other	2,676	2,734	(58)	(2)
Total noninterest expense	$37,765	$42,196	($4,431)	(11%)
Adjusted noninterest expense (non-GAAP)	$37,765	$35,760	$2,005	6%

Noninterest Expense Analysis
Total noninterest expense amounted to $37.8 million for the three months ended March 31, 2026, compared to $42.2 million for the same period in 2025. Total noninterest expense in 2025 was impacted by the settlement charge associated with termination of the Corporation’s qualified pension plan, as described under the caption “Summary” above. Excluding the impact of this infrequent transaction, adjusted noninterest expense (non-GAAP) for the three months ended March 31, 2026, was up by $2.0 million, or 6%, from the same period in 2025.

Salaries and employee benefits expense, the largest component of total noninterest expense, for the three months ended March 31, 2026 increased by $1.9 million, or 9%, compared to the same period in 2025. This primarily reflected merit increases and the addition of resources in our commercial banking and wealth management business lines, as well as volume-related increases in mortgage originator commission expense.

FDIC insurance costs for the three months ended March 31, 2026 decreased by $327 thousand, or 26%, compared to the same period in 2025, reflecting a decrease in average assets from a year ago and a lower FDIC deposit assessment rate.

Income Taxes
The following table presents the Corporation’s income tax provision and applicable tax rates for the periods indicated:

(Dollars in thousands)
Three months ended March 31,	2026	2025
Income tax expense	$3,463	$3,490
Adjusted income tax expense (non-GAAP)	3,463	3,349
Effective tax rate	21.6%	22.3%
Adjusted effective tax rate (non-GAAP)	21.6%	22.2%
Blended statutory rate	25.0%	25.3%

The effective tax rates differed from the federal rate of 21%, primarily due to state income tax expense, which was partially offset by benefits from tax-exempt income, income from BOLI, and federal tax credits. The blended statutory rates include the federal income tax rate of 21% and a blended state income tax rate net of a federal tax benefit.

The decrease in the effective tax rate reflected changes in state tax expense and increased federal tax credit benefits.

Management's Discussion and Analysis

The Corporation’s net deferred tax assets are reported in other assets and amounted to $36.6 million at March 31, 2026, down from $36.9 million at December 31, 2025. Management believes deferred tax assets, net of the valuation allowance, are more-likely-than-not to be realized.

Segment Reporting
The Corporation manages its operations through two reportable business segments, consisting of Banking and Wealth Management Services. See Note 12 to the Unaudited Consolidated Financial Statements for additional disclosure related to business segments.

Banking
The following table presents a summarized statement of operations for the Banking business segment:

(Dollars in thousands)
			Change
Three months ended March 31,	2026	2025	$	%
Net interest income	$40,525	$36,422	$4,103	11%
Provision for credit losses	4,000	1,200	2,800	233
Net interest income after provision for credit losses	36,525	35,222	1,303	4
Noninterest income	6,430	12,635	(6,205)	(49)
Noninterest expense	30,102	32,546	(2,444)	(8)
Income before income taxes	12,853	15,311	(2,458)	(16)
Income tax expense	2,734	3,347	(613)	(18)
Net income	$10,119	$11,964	($1,845)	(15%)

Net interest income for the Banking segment for the three months ended March 31, 2026 increased by $4.1 million from the same period in 2025. Net interest income benefited from lower rates paid on, and decreases in, average interest-bearing liability balances, which was partially offset by lower yields on, and decreases in, average interest-earning asset balances. See additional discussion under the caption “Net Interest Income” above.

The provision for credit losses for the three months ended March 31, 2026 increased by $2.8 million from the same period in 2025. See additional discussion under the caption “Provision for Credit Losses” above.

Noninterest income derived from the Banking segment was $6.4 million for the three months ended March 31, 2026, compared to $12.6 million for the same period in 2025. Included in the three months ended March 31, 2025 was a $7.0 million net gain recognized on sale-leaseback transactions. Excluding this item, Banking noninterest income increased by $789 thousand, largely reflecting increases in mortgage banking revenues. See additional disclosure under the caption “Noninterest Income” above.

Banking noninterest expenses for the three months ended March 31, 2026 totaled $30.1 million compared to $32.5 million for the same period in 2025. Included in the three months ended March 31, 2025 was $4.9 million of the total pension plan settlement charge that was allocated to the Banking segment. Excluding this item, noninterest expenses for the Banking segment increased by $2.5 million, reflecting increases in salaries and employee benefits expense and outsourced services expense, partially offset by a decrease in FDIC insurance costs. See additional discussion under the caption “Noninterest Expense” above.

Management's Discussion and Analysis
Wealth Management Services
The following table presents a summarized statement of operations for the Wealth Management Services business segment:

(Dollars in thousands)
			Change
Three months ended March 31,	2026	2025	$	%
Net interest income	$—	$—	$—	—%
Noninterest income	10,873	10,008	865	9
Noninterest expense	7,663	9,650	(1,987)	(21)
Income before income taxes	3,210	358	2,852	797
Income tax expense	729	143	586	410
Net income	$2,481	$215	$2,266	1,054%

Noninterest income derived from the Wealth Management Services segment for the three months ended March 31, 2026 increased by $865 thousand from the same period in 2025, largely reflecting an increase in asset-based revenues. See further discussion under the caption “Noninterest Income” above.

Noninterest expenses for the Wealth Management Services segment for the three months ended March 31, 2026 totaled $7.7 million, compared to $9.7 million for the same period in 2025. Included in the three months ended March 31, 2025 was $1.5 million of the total pension plan settlement charge that was allocated to the Wealth Management Services segment. Excluding this item, noninterest expenses for the Wealth Management Services segment decreased by $451 thousand. This included a decrease in outsourced services expense, partially offset by higher salaries and benefits expense. See additional discussion under the caption “Noninterest Expense” above.

Financial Condition
Summary
The following table presents selected financial condition data:

(Dollars in thousands)			Change
	March 31, 2026	December 31, 2025	$	%
Available for sale debt securities	$911,958	$940,342	($28,384)	(3%)
Total loans	5,014,885	5,134,388	(119,503)	(2)
Allowance for credit losses on loans	41,126	37,236	3,890	10
Total assets	6,459,196	6,621,694	(162,498)	(2)
Total deposits	5,164,633	5,269,990	(105,357)	(2)
FHLB advances	576,000	626,000	(50,000)	(8)
Total shareholders’ equity	546,773	543,584	3,189	1

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

Determination of Fair Value
The Corporation uses an independent pricing service to obtain quoted prices. The prices provided by the independent pricing service are generally based on observable market data in active markets. The determination of whether markets are active or inactive is based upon the level of trading activity for a particular security class. Management reviews the independent pricing service’s documentation to gain an understanding of the appropriateness of the pricing methodologies. Management also reviews the prices provided by the independent pricing service for reasonableness based upon current trading levels for similar securities. If the prices appear unusual, they are re-examined and the value is either confirmed or revised. In addition, management periodically performs independent price tests of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of March 31, 2026 and December 31, 2025, management did not make any adjustments to the prices provided by the pricing service.

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

Securities Portfolio
The carrying amounts of securities held are as follows:

(Dollars in thousands)	March 31, 2026		December 31, 2025
	Amount	% of Total	Amount	% of Total
Available for Sale Debt Securities:
Obligations of U.S. government agencies and government-sponsored enterprises	$39,865	4%	$39,958	4%
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	854,722	94	880,894	94
Obligations of states and political subdivisions	653	—	663	—
Individual name issuer trust preferred debt securities	6,073	1	6,103	1
Corporate bonds	10,645	1	12,724	1
Total available for sale debt securities	$911,958	100%	$940,342	100%

The securities portfolio represented 14% of total assets at both March 31, 2026 and December 31, 2025. The largest component of the securities portfolio is mortgage-backed securities, all of which are issued by U.S. government agencies or U.S. government-sponsored enterprises.

The securities portfolio decreased by $28.4 million, or 3%, from the end of 2025. This largely reflected routine pay-downs on mortgage-backed securities.

The carrying amounts of available for sale debt securities as of March 31, 2026 and December 31, 2025 included net unrealized losses of $96.6 million and $94.9 million, respectively. The net unrealized losses were primarily concentrated in obligations of U.S. government agencies and U.S. government-sponsored enterprises, including mortgage-backed securities, and primarily attributable to relative changes in market interest rates since the time of purchase. See Note 3 to the Unaudited Consolidated Financial Statements for additional information.

Loans
We primarily serve individuals and businesses located in southern New England, and a substantial portion of our loans are secured by properties in southern New England. Total loans amounted to $5.0 billion at March 31, 2026, down by $119.5 million, or 2%, from the end of 2025.

Management's Discussion and Analysis
The following table sets forth the composition of the Corporation’s loan portfolio:

(Dollars in thousands)	March 31, 2026		December 31, 2025
	Amount	% of Total	Amount	% of Total
Commercial:
Commercial real estate	$2,084,804	42%	$2,183,985	43%
Commercial & industrial	568,177	11	564,082	11
Total commercial	2,652,981	53	2,748,067	54
Residential Real Estate:
Residential real estate (1)	2,029,092	40	2,050,399	40
Consumer:
Home equity	316,353	6	318,862	6
Other	16,459	1	17,060	—
Total consumer	332,812	7	335,922	6
Total loans	$5,014,885	100%	$5,134,388	100%
(1)Includes negative basis adjustments associated with fair value hedges of $923 thousand and $335 thousand, respectively, at March 31, 2026 and December 31, 2025. See Note 6 to the Unaudited Consolidated Financial Statements for additional disclosure.

Commercial Loans
The commercial loan portfolio represented 53% of total loans at March 31, 2026, compared to 54% at December 31, 2025.

In making commercial loans, we may occasionally solicit the participation of other banks. The Bank also participates in commercial loans originated by other banks. In such cases, these loans are individually underwritten by us using standards similar to those employed for our self-originated loans. Our participation in commercial loans originated by other banks amounted to $543.6 million and $613.5 million, respectively, at March 31, 2026 and December 31, 2025. Our participation in commercial loans originated by other banks also includes shared national credits. Shared national credits are defined as participation in loans or loan commitments of at least $100.0 million that are shared by three or more banks.

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

Commercial Real Estate Loans
CRE loans totaled $2.1 billion at March 31, 2026, down by $99.2 million, or 4.5%, from the balance at December 31, 2025. In the first three months of 2026, CRE advances and originations amounted to $39.3 million and were more than offset by payments.

Management's Discussion and Analysis
The following table presents a geographic summary of CRE loans by property location:

(Dollars in thousands)	March 31, 2026		December 31, 2025
	Outstanding Balance	% of Total	Outstanding Balance	% of Total
Connecticut	$716,990	34%	$816,532	37%
Massachusetts	707,312	34	713,856	33
Rhode Island	372,033	18	375,905	17
Subtotal	1,796,335	86	1,906,293	87
All other states	288,469	14	277,692	13
Total	$2,084,804	100%	$2,183,985	100%

Management considers the CRE portfolio to be well-diversified with loans across several property types. Other than the multi-family segment that is discussed further below, there were no other property types within the CRE portfolio that exceeded 10% of total loans. The following table presents a summary of CRE loans by property type segmentation:

(Dollars in thousands)	March 31, 2026		December 31, 2025
	Outstanding Balance (1)	% of CRE Total	Outstanding Balance (1)	% of CRE Total
CRE Portfolio Segmentation:
Multi-family	$639,976	31%	$667,388	31%
Retail	407,029	20	436,961	20
Industrial and warehouse	339,839	16	380,403	17
Hospitality	242,229	12	230,549	11
Office	231,007	11	237,706	11
Healthcare facility	156,138	7	156,871	7
Mixed-use	27,459	1	26,440	1
Other	41,127	2	47,667	2
Total CRE loans	$2,084,804	100%	$2,183,985	100%

Construction & development loans outstanding, included above	$100,619		$86,682
Participation in CRE loans originated by other banks, included above (2)	$440,747		$518,493
Average CRE loan size (3)	$5,066		$5,217
Largest individual CRE loan outstanding	$65,516		$65,509
(1)Does not include unfunded commitments of $144.3 million and $127.1 million, respectively, as of March 31, 2026 and December 31, 2025.
(2)Includes shared national credits balances of $27.5 million and $45.6 million, respectively, as of March 31, 2026 and December 31, 2025. There were no classified shared national credit balances as of March 31, 2026 or December 31, 2025.
(3)Total commitment (outstanding loan balance plus unfunded commitments) divided by number of loans.

Multi-family, our largest single CRE segment, totaled $640.0 million as of March 31, 2026, representing 13% of total loans and 31% of the total CRE portfolio. This segment includes non-owner occupied residential properties consisting of four or more units that are rented to tenants. At March 31, 2026, the credit quality of the multi-family segment was 100% pass-rated. Also, there were no nonaccrual loans and all loans were current with respect to payment terms at March 31, 2026 in this segment.

There continues to be heightened focus in the banking industry on the CRE office sector, given the continuation of remote work and elevated vacancies across the office market. As of March 31, 2026, Washington Trust’s CRE office loan segment totaled $231.0 million, or 5% of total loans and 11% of the total CRE loans. The loans are secured by non-owner occupied office properties, including medical office and lab space, located in our primary lending market area of southern New England - Massachusetts, Connecticut, and Rhode Island. Furthermore, approximately 65% of the CRE office segment balance is secured by properties located in suburban areas. As of March 31, 2026, 97% of the CRE office segment was current with respect to payment terms, and 87% of the CRE office segment was on accruing status. Additionally, the credit

Management's Discussion and Analysis
quality of the CRE office loan segment was 71% pass-rated, 14% special mention-rated, and 15% classified as of March 31, 2026.

Commercial and Industrial Loans
C&I loans amounted to $568.2 million at March 31, 2026, up by $4.1 million, or 1%, from the balance at December 31, 2025. In the first three months of 2026, C&I originations and advances amounted to $19.6 million and were partially offset by payments.

Management considers the C&I portfolio to be well-diversified with loans across several industries. The following table presents a summary of C&I loan by industry segmentation:

(Dollars in thousands)	March 31, 2026		December 31, 2025
	Outstanding Balance (1)	% of C&I Total	Outstanding Balance (1)	% of C&I Total
C&I Portfolio Segmentation:
Healthcare and social assistance	$149,292	26%	$150,061	27%
Retail trade	62,866	11	48,289	9
Transportation and warehousing	55,864	10	55,315	10
Educational services	53,831	9	54,245	10
Accommodation and food services	32,982	6	26,431	5
Finance and insurance	26,834	5	22,727	4
Manufacturing	25,540	4	23,714	4
Arts, entertainment, and recreation	24,947	4	22,043	4
Information	21,681	4	21,843	4
Real estate rental and leasing	20,009	4	57,113	10
Professional, scientific, and technical services	19,625	3	12,490	2
Public administration	6,163	1	1,448	—
Other	68,543	13	68,363	11
Total C&I loans	$568,177	100%	$564,082	100%

Participation in C&I loans originated by other banks, included above (2)	$102,856		$95,047
Average C&I loan size (3)	$868		$839
Largest individual C&I loan outstanding	$32,590		$33,001
(1)Does not include unfunded commitments of $320.2 million and $306.9 million, respectively, as of March 31, 2026 and December 31, 2025.
(2)Includes shared national credits balances of $79.3 million and $72.0 million, respectively, as of March 31, 2026 and December 31, 2025, all of which were pass-rated.
(3)Total commitment (outstanding loan balance plus unfunded commitments) divided by number of loans.

Healthcare and social assistance, our largest single C&I segment, totaled $149.3 million as of March 31, 2026, representing 3% of total loans and 26% of the total C&I portfolio. This segment includes specialty medical practices, elder services, and community and mental health centers. At March 31, 2026, the credit quality of the healthcare and social assistance segment was 100% pass-rated. Also, there were no nonaccrual loans and all loans were current with respect to payment terms at March 31, 2026 in this segment.

Residential Real Estate Loans
The residential real estate loan portfolio represented 40% of total loans at both March 31, 2026 and December 31, 2025.

Residential real estate loans amounted to $2.0 billion at March 31, 2026, down by $21.3 million, or 1%, from the balance at December 31, 2025, as loan originations were more than offset by payments.

Management's Discussion and Analysis
The following is a geographic summary of residential real estate loans by property location:

(Dollars in thousands)	March 31, 2026		December 31, 2025
	Amount	% of Total	Amount	% of Total
Massachusetts	$1,409,282	70%	$1,433,920	70%
Rhode Island	471,870	23	469,008	23
Connecticut	127,211	6	125,866	6
Subtotal	2,008,363	99	2,028,794	99
All other states	20,729	1	21,605	1
Total (1)	$2,029,092	100%	$2,050,399	100%
(1)Includes residential mortgage loans purchased from and serviced by other financial institutions totaling $37.6 million and $38.5 million, respectively, as of March 31, 2026 and December 31, 2025.

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

The table below presents residential real estate loan origination activity:

(Dollars in thousands)
Three months ended March 31,	2026		2025
	Amount	% of Total	Amount	% of Total
Originations for retention in portfolio (1)	$36,813	24%	$27,662	27%
Originations for sale to the secondary market (2)	118,351	76	75,519	73
Total	$155,164	100%	$103,181	100%
(1)Includes the full commitment amount of homeowner construction loans.
(2)Includes brokered loans (loans originated for others).

The table below presents residential real estate loan sales activity:

(Dollars in thousands)
Three months ended March 31,	2026		2025
	Amount	% of Total	Amount	% of Total
Loans sold with servicing rights retained	$4,670	4%	$16,819	22%
Loans sold with servicing rights released (1)	116,853	96	58,680	78
Total	$121,523	100%	$75,499	100%
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

Loans are sold with servicing retained or released. Loans sold with servicing rights retained result in the capitalization of servicing rights. Loan servicing rights are included in other assets and are subsequently amortized as an offset to mortgage banking revenues over the estimated period of servicing. The net balance of capitalized servicing rights amounted to $6.3 million and $6.6 million, respectively, as of March 31, 2026 and December 31, 2025. The balance of residential mortgage loans serviced for others, which are not included in the Unaudited Consolidated Balance Sheets, amounted to $1.3 billion at both March 31, 2026 and December 31, 2025.

Management's Discussion and Analysis
Consumer Loans
The consumer loan portfolio represented 7% of total loans at March 31, 2026, compared to 6% at December 31, 2025.

Consumer loans include home equity loans and lines of credit and personal installment loans. Home equity lines of credit and home equity loans represented 95% of the total consumer portfolio at March 31, 2026. Our home equity line and home equity loan origination activities are conducted primarily in southern New England. The Bank estimates that approximately 45% of the combined home equity lines of credit and home equity loan balances are first lien positions or subordinate to other Washington Trust mortgages.

The consumer loan portfolio totaled $332.8 million at March 31, 2026, down by $3.1 million, or 1%, from December 31, 2025, largely reflecting a decrease in home equity lines.

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

Nonperforming Assets
Nonperforming assets include nonaccrual loans and OREO.

The following table presents nonperforming assets and additional asset quality data:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Commercial:
Commercial real estate	$28,923	$—
Commercial & industrial	126	—
Total commercial	29,049	—
Residential Real Estate:
Residential real estate	9,631	11,099
Consumer:
Home equity	1,757	1,824
Other	3	—
Total consumer	1,760	1,824
Total nonaccrual loans	40,440	12,923
OREO, net	—	—
Total nonperforming assets	$40,440	$12,923

Nonperforming assets to total assets	0.63%	0.20%
Nonperforming loans to total loans	0.81%	0.25%
Total past due loans to total loans	0.33%	0.22%
Allowance for credit losses on loans to total loans	0.82%	0.73%
Allowance for credit losses on loans to nonaccrual loans	101.70%	288.14%
Accruing loans 90 days or more past due	$—	$—

Nonaccrual Loans
During the three months ended March 31, 2026, the Corporation made no changes in its practices or policies concerning the placement of loans into nonaccrual status.

Management's Discussion and Analysis
The following table presents the activity in nonaccrual loans:

(Dollars in thousands)
For the three months ended March 31,	2026	2025
Balance at beginning of period	$12,923	$23,307
Additions to nonaccrual status	29,064	2,142
Loans returned to accruing status	(69)	(4)
Loans charged-off	(84)	(2,522)
Loans transferred to other real estate owned	—	—
Payments, payoffs, and other changes	(1,394)	(1,297)
Balance at end of period	$40,440	$21,626

The following table presents additional detail on nonaccrual loans:

(Dollars in thousands)	March 31, 2026					December 31, 2025
		Days Past Due					Days Past Due
	Current	30-89	90 or More	Total Nonaccrual	% (1)	Current	30-89	90 or More	Total Nonaccrual	% (1)
Commercial:
Commercial real estate	$22,349	$6,574	$—	$28,923	1.39%	$—	$—	$—	$—	—%
Commercial & industrial	—	—	126	126	0.02	—	—	—	—	—
Total commercial	22,349	6,574	126	29,049	1.09	—	—	—	—	—
Residential Real Estate:
Residential real estate	5,170	2,037	2,424	9,631	0.47	3,228	4,869	3,002	11,099	0.54
Consumer:
Home equity	623	787	347	1,757	0.56	1,347	131	346	1,824	0.57
Other	—	—	3	3	0.02	—	—	—	—	—
Total consumer	623	787	350	1,760	0.53	1,347	131	346	1,824	0.54
Total nonaccrual loans	$28,142	$9,398	$2,900	$40,440	0.81%	$4,575	$5,000	$3,348	$12,923	0.25%
(1)    Percentage of nonaccrual loans to the total loans outstanding within the respective loan class.

As of March 31, 2026, the composition of nonaccrual loans was 72% commercial and 28% residential and consumer. As of December 31, 2025, nonaccrual loans were 100% residential and consumer.

Nonaccrual loans at March 31, 2026 totaled $40.4 million, up by $27.5 million from the end of 2025. Two CRE office segment loans with underlying properties located in our primary lending area of Southern New England were placed on nonaccrual status. The first loan had a carrying value of $22.3 million at March 31, 2026 and was placed on nonaccrual status when notification of a tenant’s intent to vacate was received in March and workout discussions continued. The underlying office property is approximately 60% occupied. As management works to resolve this problem loan, a specific reserve was added in first quarter reflecting the estimated loss resulting from a proposed modification structure. The second loan had a carrying value of $6.6 million at March 31, 2026 and was placed on nonaccrual status as the loan matured and renewal terms were being negotiated in March. The loan is collateral dependent and a specific reserve was added in the first quarter reflecting the estimated decrease in the fair value of the collateral based on a new appraisal that was received in early April.

Management's Discussion and Analysis
Past Due Loans
The following table presents past due loans by class:

(Dollars in thousands)	March 31, 2026		December 31, 2025
	Amount	% (1)	Amount	% (1)
Commercial:
Commercial real estate	$6,574	0.32%	$648	0.03%
Commercial & industrial	470	0.08	7	—
Total commercial	7,044	0.27	655	0.02
Residential Real Estate:
Residential real estate	6,627	0.33	9,095	0.44
Consumer:
Home equity	2,746	0.87	1,607	0.50
Other	31	0.19	26	0.15
Total consumer	2,777	0.83	1,633	0.49
Total past due loans	$16,448	0.33%	$11,383	0.22%
(1)Percentage of past due loans to the total loans outstanding within the respective loan class.

The composition of past due loans (loans past due 30 days or more) was 57% residential and consumer and 43% commercial as of March 31, 2026, compared to 94% residential and consumer and 6% commercial as of December 31, 2025.

Total past due loans increased by $5.1 million from the end of 2025, due to the nonaccrual CRE loan with a carrying value of $6.6 million at March 31, 2026 that matured in first quarter and is further discussed above.

Total past due loans included $12.3 million of nonaccrual loans as of March 31, 2026, compared to $8.3 million as of December 31, 2025.

All loans 90 days or more past due at March 31, 2026 and December 31, 2025 were classified as nonaccrual.

Potential Problem Loans
Potential problem loans are loans that are currently performing in accordance with contractual terms, but where possible credit problems of the related borrowers causes management to have doubts about the ability of such borrowers to comply with the present loan repayment terms and which may result in such loans becoming nonperforming at some time in the future. The Corporation classifies certain loans as “substandard,” “doubtful,” or “loss” based on criteria consistent with guidelines provided by banking regulators. Management considers potential problem loans to be classified accruing commercial loans that were less than 90 days past due at March 31, 2026. Potential problem loans are not included in the amounts of nonaccrual loans presented above.

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

Management has identified $6.1 million in potential problem loans at March 31, 2026, compared to $28.4 million at December 31, 2025. As of March 31, 2026, the balance of potential problem loans consisted of one CRE loan secured by an office property in our primary lending market area. At March 31, 2026, this loan was current with respect to payment terms.

Allowance for Credit Losses on Loans
The ACL on loans is management’s estimate of expected lifetime credit losses on loans carried at amortized cost.  The ACL on loans is established through a provision for credit losses recognized in earnings. The ACL on loans is reduced by charge-offs on loans and is increased by recoveries of amounts previously charged off. There were no significant changes in our modeling methodology to determine the ACL on loans during the three months ended March 31, 2026.

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

The Corporation does not recognize a recovery when new appraisals indicate a subsequent increase in value.

The following table presents additional detail on the Corporation’s loan portfolio and associated allowance:

(Dollars in thousands)	March 31, 2026			December 31, 2025
	Loans	Related Allowance	Allowance / Loans	Loans	Related Allowance	Allowance / Loans
Individually analyzed loans	$37,569	$5,359	14.26%	$8,922	$43	0.48%
Pooled (collectively evaluated) loans (1)	4,978,239	35,767	0.72	5,125,801	37,193	0.73
Total	$5,015,808	$41,126	0.82%	$5,134,723	$37,236	0.73%
(1)The amount reported for pooled loans excludes negative basis adjustments associated with fair value hedges of $923 thousand and $335 thousand, respectively, at March 31, 2026 and December 31, 2025. See Note 6 to the Unaudited Consolidated Financial Statements for additional disclosure.

The ACL on loans amounted to $41.1 million at March 31, 2026, up by $3.9 million, or 10%, from the balance at December 31, 2025. The ACL on loans as a percentage of total loans, also known as the reserve coverage ratio, was 0.82% at March 31, 2026, compared to 0.73% at December 31, 2025. ACL on loans as percentage of nonaccrual loans was 101.70% at March 31, 2026, compared to 288.14% at December 31, 2025.

Net charge-offs totaled $10 thousand for the three months ended March 31, 2026, compared to $2.3 million for the three months ended March 31, 2025.

The increase in the ACL on loans from December 31, 2025 largely reflected specific reserve allocations on the two individually analyzed nonaccrual CRE office segment loans noted above. See additional disclosure regarding our ACL methodology in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

(Dollars in thousands)	March 31, 2026			December 31, 2025
	Allocated ACL	ACL to Loans	Loans to Total Portfolio (1)	Allocated ACL	ACL to Loans	Loans to Total Portfolio (1)
Commercial:
Commercial real estate	$24,031	1.15%	42%	$19,766	0.91%	43%
Commercial & industrial	9,647	1.70	11	9,750	1.73	11
Total commercial	33,678	1.27	53	29,516	1.07	54
Residential Real Estate:
Residential real estate	6,003	0.30	40	6,270	0.31	40
Consumer:
Home equity	1,194	0.38	6	1,186	0.37	6
Other	251	1.53	1	264	1.55	—
Total consumer	1,445	0.43	7	1,450	0.43	6
Total ACL on loans at end of period	$41,126	0.82%	100%	$37,236	0.73%	100%
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

The following table presents a summary of deposits:

(Dollars in thousands)	March 31, 2026		December 31, 2025		Balance Change
	Amount	% of Total	Amount	% of Total	$	%
Noninterest-bearing demand deposits	$585,415	11%	$595,092	11%	($9,677)	(2%)
Interest-bearing demand deposits	758,524	15	756,794	14	1,730	—
NOW accounts	690,987	13	715,114	14	(24,127)	(3)
Money market accounts	1,132,421	22	1,185,420	22	(52,999)	(4)
Savings accounts	830,855	16	796,887	15	33,968	4
Time deposits (in-market)	1,166,431	23	1,220,683	24	(54,252)	(4)
Total in-market deposits	5,164,633	100	5,269,990	100	(105,357)	(2)
Wholesale brokered time deposits	—	—	—	—	—	—
Total deposits	$5,164,633	100%	$5,269,990	100%	($105,357)	(2%)

Management's Discussion and Analysis
In-market deposits, which exclude wholesale brokered time deposits, were down by $105.4 million, or 2%, from the balance at December 31, 2025. There were no wholesale brokered time deposits at March 31, 2026 or December 31, 2025. Competition for deposits in our market area is strong, and continued demand for higher‑cost deposit products remains. Washington Trust remains focused on maintaining existing depositor relationships and supporting organic deposit growth.

The following table presents a summary of the Bank’s uninsured deposits:

(Dollars in thousands)	March 31, 2026		December 31, 2025
	Balance	% of Total Deposits	Balance	% of Total Deposits
Uninsured Deposits:
Uninsured deposits (1)	$1,346,604	26%	$1,417,127	27%
Less: affiliate deposits (2)	89,595	2	85,651	2
Uninsured deposits, excluding affiliate deposits	1,257,009	24	1,331,476	25
Less: fully-collateralized preferred deposits (3)	142,146	2	220,937	4
Uninsured deposits, after exclusions	$1,114,863	22%	$1,110,539	21%
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

Borrowings
Borrowings primarily consist of FHLB advances, which are used as a source of funding for liquidity and interest rate risk management purposes. FHLB advances totaled $576.0 million at March 31, 2026, down by $50.0 million, or 8%, from the balance at the end of 2025. For additional information regarding FHLB advances see Note 9 to the Unaudited Consolidated Financial Statements.

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

Capital Resources
Total shareholders’ equity amounted to $546.8 million at March 31, 2026, up by $3.2 million from December 31, 2025. This net increase primarily reflected net income of $12.6 million, partially offset by dividend declarations of $10.8 million.

Washington Trust declared a quarterly dividend of 56 cents per share for the three months ended March 31, 2026, unchanged from the 56 cents per share declared for the same period in 2025.

The ratio of total equity to total assets amounted to 8.47% at March 31, 2026, compared to a ratio of 8.21% at December 31, 2025.  Book value per share was $28.72 at March 31, 2026, compared to $28.56 at December 31, 2025.

The Bancorp and the Bank are subject to various regulatory capital requirements and are considered “well capitalized,” with a total risk-based capital ratio of 13.38% at March 31, 2026, compared to 12.95% at December 31, 2025.

See Note 10 to the Unaudited Consolidated Financial Statements for additional discussion regarding shareholders’ equity.

Risk Management
The Corporation has a comprehensive ERM program through which the Corporation identifies, measures, monitors, and controls current and emerging material risks.

The Board of Directors is responsible for oversight of the ERM program. The ERM program enables the aggregation of risk across the Corporation and ensures the Corporation has the tools, programs, and processes in place to support informed

Management's Discussion and Analysis
decision making, to anticipate risks before they materialize and to maintain the Corporation’s risk profile consistent with its risk strategy. The Board of Directors has approved an ERM Policy and risk appetite statement that addresses each category of risk and outlines the types and levels of risk the Corporation is willing to accept to achieve its strategic objectives. The risk categories include: credit risk, interest rate risk, liquidity risk, price and market risk, compliance risk, strategic and reputation risk, and operational risk. A description of each risk category is provided below.

Credit risk represents the possibility that borrowers or other counterparties may not repay loans or other contractual obligations according to their terms due to changes in the financial capacity, ability, and willingness of such borrowers or counterparties to meet their obligations. In some cases, the collateral securing payment of the loans may be sufficient to assure repayment, but in other cases the Corporation may experience significant credit losses, which could have an adverse effect on its operating results. The Corporation makes various assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of its borrowers and counterparties and the value of the real estate and other assets serving as collateral for the repayment of loans. Credit risk also exists with respect to investment securities. For further discussion regarding the credit risk and the credit quality of the Corporation’s loan portfolio, see Notes 4 and 5 to the Unaudited Consolidated Financial Statements. For further discussion regarding credit risk associated with unfunded commitments, see Note 15 to the Unaudited Consolidated Financial Statements. For further discussion regarding the Corporation’s securities portfolio, see Note 3 to the Unaudited Consolidated Financial Statements.

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

Liquidity risk is the risk that the Corporation will not have the ability to generate adequate amounts of cash in the most economical way for it to meet its maturing liability obligations and customer loan demand. Liquidity risk includes the inability to manage unplanned decreases or changes in funding sources. For detailed disclosure regarding liquidity management, see the “Liquidity Risk Management” section below.

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

Management's Discussion and Analysis
For additional factors that could adversely impact Washington Trust’s future results of operations and financial condition, see Part II, Item 1A below and the section labeled “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as updated by our Quarterly Reports on Form 10-Q and other filings submitted to the SEC.

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

The ALCO reviews simulation results to determine whether the Corporation’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure.  As of March 31, 2026 and December 31, 2025, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Corporation. All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Corporation’s balance sheet remain stable. The unchanged rate scenario as of March 31, 2026 shows net interest income trending higher over the next 12- and 24-month periods.

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

Management's Discussion and Analysis
The following table sets forth the estimated change in net interest income compared to an unchanged rate scenario over the periods indicated for parallel changes in market interest rates using the Corporation’s on- and off-balance sheet financial instruments as of March 31, 2026 and December 31, 2025.  Interest rates are assumed to shift by parallel rate changes as shown in the table below. Further, deposits are assumed to have certain minimum rate levels below which they will not fall.  It should be noted that the rate scenarios shown do not necessarily reflect the ALCO’s view of the “most likely” change in interest rates over the periods indicated.

	March 31, 2026		December 31, 2025
	Months 1 - 12	Months 13 - 24	Months 1 - 12	Months 13 - 24
100 basis point rate decrease	(2.08%)	(3.09%)	(1.72%)	(2.33%)
200 basis point rate decrease	(4.05)	(6.69)	(3.30)	(5.07)
300 basis point rate decrease	(5.90)	(10.83)	(4.77)	(8.28)
100 basis point rate increase	0.31	(1.13)	0.52	(0.54)
200 basis point rate increase	2.04	1.49	2.07	2.36
300 basis point rate increase	3.54	2.99	3.72	4.54

The relative change in interest rate sensitivity from December 31, 2025, as shown in the above table, was attributable to changes in balance sheet composition and market interest rates. The changes reflected lower balances in loans, in-market deposits, and wholesale funding.

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

The following table summarizes the potential change in market value of the Corporation’s available for sale debt securities as of March 31, 2026 and December 31, 2025 resulting from immediate parallel rate shifts:

(Dollars in thousands)
Security Type	Down 100 Basis Points	Up 200 Basis Points
Obligations of U.S. government-sponsored enterprise securities (callable)	$832	($1,609)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	39,885	(101,635)
Obligations of states and political subdivisions	26	(95)
Trust preferred debt and other corporate debt securities	47	(99)
Total change in market value as of March 31, 2026	$40,790	($103,438)
Total change in market value as of December 31, 2025	$43,783	($110,315)

Liquidity Risk Management
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand.  The Corporation’s primary source of liquidity is in-market deposits, which funded approximately 79% of total average assets in the three months ended March 31, 2026.  While the generally preferred funding strategy is to attract and retain low-cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace.  Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and brokered deposits), cash flows from the investment securities portfolio, and loan repayments.  Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs, although management has no intention to do so at this time.

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

The table below presents a summary of contingent liquidity balances by source:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Contingent Liquidity:
Federal Home Loan Bank of Boston (1)	$1,392,049	$1,356,005
Federal Reserve Bank of Boston (2)	99,775	104,379
Available cash liquidity (3)	16,088	17,460
Unencumbered securities	528,317	539,830
Total contingent liquidity	$2,036,229	$2,017,674

Percentage of total contingent liquidity to uninsured deposits	151.2%	142.4%
Percentage of total contingent liquidity to uninsured deposits, after exclusions	182.6%	181.7%
(1)As of March 31, 2026 and December 31, 2025, loans with a carrying value of $2.8 billion and $2.9 billion, respectively, and securities available for sale with carrying values of $70.3 million and $71.8 million, respectively, were pledged to the FHLB resulting in this additional borrowing capacity.
(2)As of March 31, 2026 and December 31, 2025, loans with a carrying value of $55.0 million and $58.3 million, respectively, and securities available for sale with a carrying value of $55.9 million and $57.6 million, respectively, were pledged to the FRBB for the discount window resulting in this additional unused borrowing capacity.
(3)Available cash liquidity excludes amounts restricted for collateral purposes and designated for operating needs.

In addition to the amounts presented above, the Bank also had access to a $40.0 million unused line of credit with the FHLB at March 31, 2026 and December 31, 2025.

The ALCO establishes and monitors internal liquidity measures to manage liquidity exposure. Liquidity remained within target ranges established by the ALCO during the three months ended March 31, 2026.  Based on its assessment of the liquidity considerations described above, management believes the Corporation’s sources of funding meet anticipated funding needs.

Contractual Obligations, Commitments, and Off-Balance Sheet Arrangements
In the ordinary course of business, the Corporation enters into contractual obligations that require future cash payments. These include payments related to lease obligations, time deposits with stated maturity dates, and borrowings. Also, in the ordinary course of business, the Corporation engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in the financial statements, or are recorded in amounts that differ from the notional amounts.  These financial transactions include commitments to extend credit, standby letters of credit, forward loan commitments, loan related derivative contracts and interest rate risk management contracts. For additional information on derivative financial instruments and financial instruments with off-balance sheet risk see Notes 6 and 15 to the Unaudited Consolidated Financial Statements.

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

Management's Discussion and Analysis

Management considers its accounting policy relating to the ACL on loans to be a critical accounting policy. There have been no material changes in the Corporation’s critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

For factors that could adversely impact Washington Trust’s future results of operations and financial condition, see Part II, Item 1A below and the section labeled “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as updated by our Quarterly Reports on Form 10-Q and other filings submitted to the SEC.

Item 4.  Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, of the Corporation’s disclosure controls and procedures as of the period ended March 31, 2026.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Corporation’s management including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.  The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

Internal Control Over Financial Reporting
There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors
There have been no material changes in the risk factors described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 24, 2026.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 5.  Other Information
Insider Trading Arrangements
During the three months ended March 31, 2026, none of the Corporation’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6.  Exhibits
(a) Exhibits.  The following exhibits are included as part of this Form 10-Q:

Exhibit Number
10.1	Amendment No. 1 to the Washington Trust Bancorp, Inc. 2022 Long Term Incentive Plan - Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Filed herewith.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Furnished herewith. (1)
101	The following materials from Washington Trust Bancorp, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2026 formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related Notes to these consolidated financial statements.
104	The cover page from the Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2026 has been formatted in Inline XBRL and contained in Exhibit 101.
(1)These certifications are not “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Securities Exchange Act.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASHINGTON TRUST BANCORP, INC.
(Registrant)

Date:	May 7, 2026	By:	/s/ Edward O. Handy III
Edward O. Handy III
Chairman and Chief Executive Officer
(principal executive officer)

Date:	May 7, 2026	By:	/s/ Ronald S. Ohsberg
Ronald S. Ohsberg
Senior Executive Vice President, Chief Financial Officer, and Treasurer
(principal financial officer)

Date:	May 7, 2026	By:	/s/ Maria N. Janes
Maria N. Janes
Executive Vice President, Chief Accounting Officer, and Controller
(principal accounting officer)