Form 10-Q
period 2026-06-30
WASHINGTON TRUST BANCORP INC
filed 2026-08-06
CIK 737468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
	June 30, 2026	or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.
Commission file number:  001-32991
WASHINGTON TRUST BANCORP, INC.
(Exact name of registrant as specified in its charter)

Rhode Island			05-0404671
(State or other jurisdiction of incorporation or organization)			(IRS Employer Identification No.)
23 Broad Street,	Westerly,	Rhode Island	02891
(Address of principal executive offices)			(Zip Code)

(401) 348-1200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
COMMON STOCK, $.0625 PAR VALUE PER SHARE	WASH	Nasdaq Global Select Market

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
☐ Yes ☒ No
The number of shares of common stock of the registrant outstanding as of July 31, 2026 was 19,074,321.

Glossary of Acronyms and Terms
The following is a list of acronyms and terms that are used throughout this Quarterly Report on Form 10-Q:

2025 Repurchase Program	Washington Trust Bancorp, Inc.'s Stock Repurchase Program commencing May 15, 2025
2026 Repurchase Program	Washington Trust Bancorp, Inc.'s Stock Repurchase Program commencing May 16, 2026
ACL	Allowance for credit losses
ALCO	Asset/Liability Committee
AOCL	Accumulated other comprehensive loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	Automated teller machine
AUA	Assets under administration
Bancorp	Washington Trust Bancorp, Inc.
Bank	The Washington Trust Company, of Westerly
BOLI	Bank-owned life insurance
C&I	Commercial and industrial
CDARS	Certificate of Deposit Account Registry Service
CODM	Chief Operating Decision Maker
Corporation	The Bancorp and its subsidiaries
CRE	Commercial real estate
DDM	Demand Deposit Marketplace
EPS	Earnings per common share
ERM	Enterprise risk management
Exchange Act	Securities Exchange Act of 1934, as amended
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank of Boston
FRBB	Federal Reserve Bank of Boston
FTE	Fully taxable equivalent
GAAP	Accounting principles generally accepted in the United States of America
ICS	Insured Cash Sweep
LTV	Loan to value
NIM	Net interest margin
OREO	Property acquired through foreclosure or repossession
S&P	Standard and Poors, Inc.
SBA	Small Business Administration
SEC	U.S. Securities and Exchange Commission
SNC	Shared National Credit
TLM	Troubled loan modification
Washington Trust	The Bancorp and its subsidiaries

PART I.  Financial Information
Item 1.  Financial Statements

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)
(Dollars in thousands, except par value)

	June 30, 2026	December 31, 2025
Assets:
Cash and due from banks	$26,443	$29,481
Interest-earning deposits with correspondent banks	89,069	61,375
Short-term investments	11,883	12,878
Mortgage loans held for sale, at fair value	33,608	35,833
Available for sale debt securities, at fair value (amortized cost of $981,994, net of allowance for credit losses on securities of $0 at June 30, 2026; and amortized cost of $1,035,205; net of allowance for credit losses on securities of $0 at December 31, 2025)	885,321	940,342
Federal Home Loan Bank stock, at cost	23,809	29,473
Loans:
Total loans	5,103,069	5,134,388
Less: allowance for credit losses on loans	42,571	37,236
Net loans	5,060,498	5,097,152
Premises and equipment, net	26,171	25,402
Operating lease right-of-use assets	35,029	35,904
Investment in bank-owned life insurance	116,914	115,126
Goodwill	63,909	63,909
Identifiable intangible assets, net	3,992	4,303
Other assets	171,258	170,516
Total assets	$6,547,904	$6,621,694
Liabilities:
Deposits:
Noninterest-bearing deposits	$644,011	$595,092
Interest-bearing deposits	4,714,862	4,674,898
Total deposits	5,358,873	5,269,990
Federal Home Loan Bank advances	456,000	626,000
Junior subordinated debentures	22,681	22,681
Operating lease liabilities	37,935	38,726
Other liabilities	118,892	120,713
Total liabilities	5,994,381	6,078,110
Commitments and contingencies (Note 15)
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 60,000,000 shares; 19,561,985 shares issued and 19,070,704 shares outstanding at June 30, 2026 and 19,561,985 shares issued and 19,034,935 shares outstanding at December 31, 2025	1,223	1,223
Paid-in capital	198,088	198,323
Retained earnings	449,650	442,741
Accumulated other comprehensive loss	(77,360)	(79,309)
Treasury stock, at cost; 491,281 shares at June 30, 2026 and 527,050 shares at December 31, 2025	(18,078)	(19,394)
Total shareholders’ equity	553,523	543,584
Total liabilities and shareholders’ equity	$6,547,904	$6,621,694
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)
(Dollars and shares in thousands, except per share amounts)

		Three Months		Six Months
	Periods ended June 30,	2026	2025	2026	2025
	Interest income:
	Interest and fees on loans	$64,711	$67,345	$129,049	$134,001
	Interest on mortgage loans held for sale	478	442	853	1,400
	Taxable interest on debt securities	8,468	9,230	17,236	18,057
	Nontaxable interest on debt securities	8	8	15	15
	Dividends on Federal Home Loan Bank stock	506	792	1,091	1,814
	Other interest income	998	1,029	1,907	3,022
	Total interest and dividend income	75,169	78,846	150,151	158,309
	Interest expense:
	Deposits	27,567	30,864	54,937	62,612
	Federal Home Loan Bank advances	5,491	10,451	12,268	21,397
	Junior subordinated debentures	308	346	618	693
	Total interest expense	33,366	41,661	67,823	84,702
	Net interest income	41,803	37,185	82,328	73,607
	Provision for credit losses	1,600	600	5,600	1,800
	Net interest income after provision for credit losses	40,203	36,585	76,728	71,807
	Noninterest income:
	Wealth management revenues	11,201	10,120	21,848	20,011
	Mortgage banking revenues	3,473	3,034	6,518	5,338
	Card interchange fees	1,305	1,247	2,690	2,756
	Service charges on deposit accounts	842	808	1,627	1,552
	Loan related derivative income	583	676	810	777
	Income from bank-owned life insurance	904	826	1,789	1,595
	Gain on sale of bank-owned properties, net	—	—	—	6,994
	Other income	354	367	683	698
	Total noninterest income	18,662	17,078	35,965	39,721
	Noninterest expense:
	Salaries and employee benefits	25,312	23,025	49,652	45,447
	Outsourced services	4,266	4,404	8,649	8,750
	Net occupancy	2,735	2,662	5,625	5,403
	Equipment	887	930	1,790	1,821
	Legal, audit, and professional fees	824	726	1,760	1,476
	FDIC deposit insurance costs	952	1,235	1,887	2,497
	Advertising and promotion	771	717	1,318	1,127
	Amortization of intangibles	156	203	311	407
	Pension plan settlement charge	—	—	—	6,436
	Other expenses	2,694	2,628	5,370	5,362
	Total noninterest expense	38,597	36,530	76,362	78,726
	Income before income taxes	20,268	17,133	36,331	32,802
	Income tax expense	4,287	3,888	7,750	7,378
	Net income	$15,981	$13,245	$28,581	$25,424

	Weighted average common shares outstanding - basic	19,064	19,285	19,051	19,280
	Weighted average common shares outstanding - diluted	19,204	19,374	19,189	19,372
Per share information:	Basic earnings per common share	$0.84	$0.69	$1.50	$1.32
	Diluted earnings per common share	$0.83	$0.68	$1.49	$1.31
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)
(Dollars in thousands)

	Three Months		Six Months
Periods ended June 30,	2026	2025	2026	2025
Net income	$15,981	$13,245	$28,581	$25,424
Other comprehensive income, net of tax:
Net change in fair value of available for sale debt securities	(23)	2,132	(1,357)	14,762
Net change in fair value of cash flow hedges	1,079	1,076	3,269	1,669
Net change in defined benefit plan obligations	19	22	37	6,791
Total other comprehensive income, net of tax	1,075	3,230	1,949	23,222
Total comprehensive income	$17,056	$16,475	$30,530	$48,646

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity (unaudited)
(Dollars and shares in thousands, except per share amounts)

For the three months ended June 30, 2026	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at March 31, 2026	19,041	$1,223	$198,654	$444,508	($78,435)	($19,177)	$546,773
Net income	—	—	—	15,981	—	—	15,981
Total other comprehensive income, net of tax	—	—	—	—	1,075	—	1,075
Cash dividends declared ($0.56 per share)	—	—	—	(10,839)	—	—	(10,839)
Share-based compensation	—	—	847	—	—	—	847
Exercise of stock options, issuance of other compensation-related equity awards, net of awards surrendered	30	—	(1,413)	—	—	1,099	(314)
Balance at June 30, 2026	19,071	$1,223	$198,088	$449,650	($77,360)	($18,078)	$553,523

For the six months ended June 30, 2026	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2025	19,035	$1,223	$198,323	$442,741	($79,309)	($19,394)	$543,584
Net income	—	—	—	28,581	—	—	28,581
Total other comprehensive income, net of tax	—	—	—	—	1,949	—	1,949
Cash dividends declared ($1.12 per share)	—	—	—	(21,672)	—	—	(21,672)
Share-based compensation	—	—	1,498	—	—	—	1,498
Exercise of stock options, issuance of other compensation-related equity awards, net of awards surrendered	36	—	(1,733)	—	—	1,316	(417)
Balance at June 30, 2026	19,071	$1,223	$198,088	$449,650	($77,360)	($18,078)	$553,523

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

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statement of Cash Flows (unaudited)
(Dollars in thousands)

	Six months ended June 30,	2026	2025
	Cash flows from operating activities:
	Net income	$28,581	$25,424
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for credit losses	5,600	1,800
	Gain on sale of bank-owned properties, net	—	(6,994)
	Depreciation of premises and equipment	1,622	1,770
	Net amortization of premiums and discounts on debt securities and loans	243	364
	Amortization of intangibles	311	407
	Amortization of terminated cash flow hedge loss	2,845	4,255
	Pension plan settlement charge	—	6,436
	Share-based compensation	1,498	1,653
	Tax expense from stock option exercises and other equity awards	(12)	(174)
	Income from bank-owned life insurance	(1,789)	(1,595)
	Net gains on loan sales, including changes in fair value	(5,494)	(4,187)
	Proceeds from sales of loans, net	244,765	189,449
	Loans originated for sale	(237,754)	(199,134)
	Decrease in operating lease right-of-use assets	1,742	1,783
	Decrease in operating lease liabilities	(1,657)	(1,697)
	Decrease in other assets	2,936	8,949
	Decrease in other liabilities	(4,195)	(8,717)
	Net cash provided by operating activities	39,242	19,792
	Cash flows from investing activities:
Purchases of:	Available for sale debt securities: Mortgage-backed	—	(73,303)
Maturities, calls, and principal payments of:	Available for sale debt securities: Mortgage-backed	50,734	34,271
	Available for sale debt securities: Other	2,000	3,250
	Net redemptions of Federal Home Loan Bank stock	5,664	4,544
	Net decrease (increase) in loans	32,697	(6,367)
	Net proceeds from sale of portfolio loans	—	283,182
	Purchases of loans	(501)	(453)
	Purchases of premises and equipment	(2,391)	(489)
	Net proceeds from the sale of bank-owned properties	—	11,780
	Purchases of bank-owned life insurance	—	(5,000)
	Equity investments in real estate limited partnerships	(494)	(74)
	Purchases of other equity investments	(125)	(375)
	Net cash provided by investing activities	87,584	250,966
	Cash flows from financing activities:
	Net increase (decrease) in deposits	88,883	(70,552)
	Proceeds from Federal Home Loan Bank advances	1,015,000	1,022,000
	Repayments of Federal Home Loan Bank advances	(1,185,000)	(1,146,000)
	Treasury stock purchased	—	(296)
	Net proceeds from stock option exercises and issuance of other equity awards, net of awards surrendered	(417)	(294)
	Cash dividends paid	(21,631)	(21,781)
	Net cash used in financing activities	(103,165)	(216,923)
	Net increase in cash and cash equivalents	23,661	53,835
	Cash and cash equivalents at beginning of period	103,734	113,889
	Cash and cash equivalents at end of period	$127,395	$167,724

	Noncash Investing and Financing Activities:
	Loans charged-off	$162	$3,189
	Commitment for equity investments in real estate limited partnerships	14,098	—
	Supplemental Disclosures:
	Interest payments	$69,108	$92,695
	Income taxes paid	5,515	23
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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Note 3 - Securities
Available for Sale Debt Securities
The following tables present the amortized cost, gross unrealized holding gains, gross unrealized holding losses, ACL on securities, and fair value of securities by major security type and class of security:

(Dollars in thousands)
June 30, 2026	Amortized Cost	Unrealized Gains	Unrealized Losses	ACL	Fair Value
Available for Sale Debt Securities:
Obligations of U.S. government agencies and U.S. government-sponsored enterprises	$41,641	$19	($1,870)	$—	$39,790
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	922,297	3,266	(97,428)	—	828,135
Obligations of states and political subdivisions	650	10	—	—	660
Individual name issuer trust preferred debt securities	6,189	—	(93)	—	6,096
Corporate bonds	11,217	—	(577)	—	10,640
Total available for sale debt securities	$981,994	$3,295	($99,968)	$—	$885,321

(Dollars in thousands)
December 31, 2025	Amortized Cost	Unrealized Gains	Unrealized Losses	ACL	Fair Value
Available for Sale Debt Securities:
Obligations of U.S. government agencies and U.S. government-sponsored enterprises	$41,639	$93	($1,774)	$—	$39,958
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	973,520	5,100	(97,726)	—	880,894
Obligations of states and political subdivisions	650	13	—	—	663
Individual name issuer trust preferred debt securities	6,186	—	(83)	—	6,103
Corporate bonds	13,210	2	(488)	—	12,724
Total available for sale debt securities	$1,035,205	$5,208	($100,071)	$—	$940,342

Available for sale debt securities balances exclude accrued interest receivable of $2.2 million and $3.1 million, respectively, as of June 30, 2026 and December 31, 2025.

At June 30, 2026 and December 31, 2025, securities with a fair value of $384.3 million and $392.4 million, respectively, were pledged as collateral for FHLB borrowings, potential borrowings with the FRBB, certain public deposits, and for other purposes. See Note 9 for additional discussion on FHLB borrowings.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)
June 30, 2026	Amortized Cost	Fair Value
Due in one year or less	$111,726	$101,550
Due after one year to five years	322,379	291,296
Due after five years to ten years	242,087	217,371
Due after ten years	305,802	275,104
Total debt securities	$981,994	$885,321

Included in the above table are debt securities with an amortized cost balance of $44.7 million and a fair value of $42.2 million at June 30, 2026 that are callable at the discretion of the issuers.  Final maturities of the callable securities range from 10 months to 18 years, with call features ranging from 1 month to 7 years.

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

The following tables summarize available for sale debt securities in an unrealized loss position, for which an ACL on securities has not been recorded, segregated by length of time that the securities have been in a continuous unrealized loss position:

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
June 30, 2026	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government agencies and U.S. government-sponsored enterprises	4	$1,269	($21)	3	$23,501	($1,849)	7	$24,770	($1,870)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	2	1,410	(14)	89	434,135	(97,414)	91	435,545	(97,428)
Individual name issuer trust preferred debt securities	—	—	—	2	6,096	(93)	2	6,096	(93)
Corporate bonds	—	—	—	3	10,640	(577)	3	10,640	(577)
Total	6	$2,679	($35)	97	$474,372	($99,933)	103	$477,051	($99,968)

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
December 31, 2025	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government agencies and U.S. government-sponsored enterprises	2	$611	($5)	3	$23,582	($1,769)	5	$24,193	($1,774)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	1	1,519	(1)	91	453,251	(97,725)	92	454,770	(97,726)
Individual name issuer trust preferred debt securities	—	—	—	2	6,103	(83)	2	6,103	(83)
Corporate bonds	—	—	—	3	10,724	(488)	3	10,724	(488)
Total	3	$2,130	($6)	99	$493,660	($100,065)	102	$495,790	($100,071)

There were no debt securities on nonaccrual status at June 30, 2026 and 2025 and, therefore there was no accrued interest related to debt securities reversed against interest income for the three and six months ended June 30, 2026 and 2025.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

As of June 30, 2026, the Corporation does not intend to sell the debt securities in an unrealized loss position and has determined that it is more-likely-than-not that the Corporation will not be required to sell each security before the recovery of its amortized cost basis. In addition, management does not believe that any of the securities are impaired due to reasons of credit quality. As further described below, management believes the unrealized losses on these debt securities are primarily attributable to changes in the investment spreads and interest rates. Therefore, no ACL was recorded at both June 30, 2026 and December 31, 2025.

Obligations of U.S. Government Agency and U.S. Government-Sponsored Enterprise Securities, including Mortgage-Backed Securities
The contractual cash flows for these securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major credit rating agencies, and have a long history of no credit losses. The issuers of these securities continue to make timely principal and interest payments, and none of these securities were past due at June 30, 2026. Additionally, the Corporation utilizes a zero credit loss estimate for these securities.

Individual Name Issuer Trust Preferred Debt Securities
These securities in an unrealized loss position at June 30, 2026 included two trust preferred securities issued by two individual companies in the banking sector. Management reviewed the collectability of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings, including ratings in effect as of the reporting period date, as well as credit rating changes between the reporting period date and the filing date of this report, and other information.  As of June 30, 2026, there was one individual name issuer trust preferred debt security with an amortized cost of $2.0 million and unrealized losses of $69 thousand that was rated below investment grade by S&P. We noted no downgrades to below investment grade between June 30, 2026 and the filing date of this report.  Based on the information available through the filing date of this report, all individual name issuer trust preferred debt securities continue to accrue interest and make payments as expected with no payment deferrals or defaults on the part of the issuers.

Corporate Bonds
These securities in an unrealized loss position at June 30, 2026 included three corporate bond holdings issued by two individual companies in the financial services industry. Management reviewed the collectability of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings, including ratings in effect as of the reporting period date, as well as credit rating changes between the reporting period date and the filing date of this report, and other information. As of June 30, 2026, there were no corporate bond debt securities that were rated below investment grade by S&P. We noted no downgrades to below investment grade between June 30, 2026 and the filing date of this report. Based on the information available through the filing date of this report, all corporate bond debt securities continue to accrue interest and make payments as expected with no payment deferrals or defaults on the part of the issuers.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Note 4 - Loans
The following table presents the carrying value of loans, segregated by class of loans:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Commercial:
Commercial real estate (1)	$2,050,249	$2,183,985
Commercial & industrial (2)	665,855	564,082
Total commercial	2,716,104	2,748,067
Residential Real Estate:
Residential real estate (3)	2,042,406	2,050,399
Consumer:
Home equity	328,802	318,862
Other (4)	15,757	17,060
Total consumer	344,559	335,922
Total loans (5)	$5,103,069	$5,134,388
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
(3)Residential real estate consists of mortgage and homeowner construction loans secured by one- to four-family residential properties. Also, includes negative basis adjustments associated with fair value hedges of $1.5 million and $335 thousand, respectively, at June 30, 2026 and December 31, 2025. See Note 6 for additional disclosure.
(4)Other consists of loans to individuals secured by general aviation aircraft and other personal installment loans.
(5)Includes net unamortized loan origination costs of $11.3 million and $11.0 million, respectively, at June 30, 2026 and December 31, 2025 and net unamortized premiums on loans purchased from and serviced by other financial institutions of $185 thousand and $198 thousand, respectively, at June 30, 2026 and December 31, 2025.

The carrying value of loans excludes accrued interest receivable of $19.4 million and $20.1 million, respectively, as of June 30, 2026 and December 31, 2025.

As of June 30, 2026 and December 31, 2025, loans amounting to $2.8 billion and $2.9 billion, respectively, were pledged as collateral to the FHLB under a blanket pledge agreement and to the FRBB for the discount window. See Note 9 for additional disclosure regarding borrowings.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Past Due Loans
Past due status is based on the contractual payment terms of the loan. The following tables present an aging analysis of past due loans, segregated by class of loans:

(Dollars in thousands)		Days Past Due
June 30, 2026	Current	30-59	60-89	90 or More	Total Past Due	Total Loans
Commercial:
Commercial real estate	$2,021,326	$—	$—	$28,923	$28,923	$2,050,249
Commercial & industrial	665,391	4	334	126	464	665,855
Total commercial	2,686,717	4	334	29,049	29,387	2,716,104
Residential Real Estate:
Residential real estate	2,032,498	4,358	4,059	1,491	9,908	2,042,406
Consumer:
Home equity	326,716	1,220	136	730	2,086	328,802
Other	15,730	26	1	—	27	15,757
Total consumer	342,446	1,246	137	730	2,113	344,559
Total loans	$5,061,661	$5,608	$4,530	$31,270	$41,408	$5,103,069

(Dollars in thousands)		Days Past Due
December 31, 2025	Current	30-59	60-89	90 or More	Total Past Due	Total Loans
Commercial:
Commercial real estate	$2,183,337	$648	$—	$—	$648	$2,183,985
Commercial & industrial	564,075	7	—	—	7	564,082
Total commercial	2,747,412	655	—	—	655	2,748,067
Residential Real Estate:
Residential real estate	2,041,304	3,533	2,560	3,002	9,095	2,050,399
Consumer:
Home equity	317,255	1,095	166	346	1,607	318,862
Other	17,034	26	—	—	26	17,060
Total consumer	334,289	1,121	166	346	1,633	335,922
Total loans	$5,123,005	$5,309	$2,726	$3,348	$11,383	$5,134,388

Included in past due loans as of June 30, 2026 and December 31, 2025, were nonaccrual loans of $36.2 million and $8.3 million, respectively. In addition, all loans 90 days or more past due at June 30, 2026 and December 31, 2025 were classified as nonaccrual.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table is a summary of nonaccrual loans, segregated by class of loans:

(Dollars in thousands)	June 30, 2026			December 31, 2025
	Nonaccrual Loans			Nonaccrual Loans
	With an ACL	Without an ACL	Total	With an ACL	Without an ACL	Total
Commercial:
Commercial real estate	$28,923	$—	$28,923	$—	$—	$—
Commercial & industrial	—	126	126	—	—	—
Total commercial	28,923	126	29,049	—	—	—
Residential Real Estate:
Residential real estate	8,309	763	9,072	9,830	1,269	11,099
Consumer:
Home equity	1,668	27	1,695	1,824	—	1,824
Other	—	—	—	—	—	—
Total consumer	1,668	27	1,695	1,824	—	1,824
Total nonaccrual loans	$38,900	$916	$39,816	$11,654	$1,269	$12,923
Accruing loans 90 days or more past due			$—			$—

Nonaccrual loans of $3.7 million and $4.6 million, respectively, at June 30, 2026 and December 31, 2025 were current as to the payment of principal and interest.

As of June 30, 2026 and December 31, 2025, nonaccrual loans secured by one- to four-family residential properties amounting to $1.7 million and $3.0 million, respectively, were in process of foreclosure.

The following table presents interest income recognized on nonaccrual loans:

(Dollars in thousands)	Three Months		Six Months
Periods ended June 30,	2026	2025	2026	2025
Commercial:
Commercial real estate	$—	$—	$588	$—
Commercial & industrial	—	2	—	32
Total commercial	—	2	588	32
Residential Real Estate:
Residential real estate	93	124	240	268
Consumer:
Home equity	29	48	42	83
Other	—	—	—	—
Total consumer	29	48	42	83
Total	$122	$174	$870	$383

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

As of June 30, 2026 and December 31, 2025, the carrying value of TLMs amounted to $7.9 million and $8.2 million, respectively.

There were no loans modified as a TLM during the three months or six months ended June 30, 2026.

The following tables present the carrying value at June 30, 2025 of TLMs made during the periods indicated, segregated by class of loans and type of concession granted:

(Dollars in thousands)
Three months ended June 30, 2025	Combination (1)	Total	% of Loan Class (2)
Commercial:
Commercial real estate	$4,276	$4,276	—%
Total	$4,276	$4,276	—%
(1)Combination includes an interest rate reduction, maturity extension and other-than-insignificant payment delay.
(2)Percentage of TLMs to the total loans outstanding within the respective loan class.

(Dollars in thousands)
Six months ended June 30, 2025	Other-than-Insignificant Payment Delay	Combination (1)	Total	% of Loan Class (2)
Commercial:
Commercial real estate	$—	$4,276	$4,276	—%
Residential Real Estate:
Residential real estate	1,429	—	1,429	—
Total	$1,429	$4,276	$5,705	—%
(1)Combination includes an interest rate reduction, maturity extension and other-than-insignificant payment delay.
(2)Percentage of TLMs to the total loans outstanding within the respective loan class.

The following tables describe the financial effect of TLMs made during the periods indicated, segregated by class of loans:

Three months ended June 30, 2025	Financial Effect
Combination - Interest Rate Reduction, Maturity Extension and Other-than-Insignificant Payment Delay:
Commercial real estate	Provided a weighted average interest rate reduction of 1.7%, maturity extension of 8 months, and payment delay of 8 months

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Six months ended June 30, 2025	Financial Effect
Combination - Interest Rate Reduction, Maturity Extension and Other-than-Insignificant Payment Delay:
Commercial real estate	Provided a weighted average interest rate reduction of 1.7%, maturity extension of 8 months, and payment delay of 8 months
Other-than-Insignificant Payment Delay:
Residential real estate	Provided a weighted average payment delay of 6 months

Management closely monitors the performance of TLMs to understand the effectiveness of the modifications. As of the dates indicated, the following tables present an aging analysis of TLMs that have been modified in the past 12 months:

(Dollars in thousands)		Days Past Due
June 30, 2026	Current	30-59	60-89	90 or More	Total Past Due	Total Loans
Commercial:
Commercial real estate	$5,593	$—	$—	$—	$—	$5,593
Residential Real Estate:
Residential real estate	629	—	—	—	—	629
Total loans	$6,222	$—	$—	$—	$—	$6,222

(Dollars in thousands)		Days Past Due
June 30, 2025	Current	30-59	60-89	90 or More	Total Past Due	Total Loans
Commercial:
Commercial real estate	$4,276	$—	$—	$—	$—	$4,276
Commercial & industrial	5,000	—	—	—	—	5,000
Total commercial	9,276	—	—	—	—	9,276
Residential Real Estate:
Residential real estate	1,429	—	—	—	—	1,429
Total loans	$10,705	$—	$—	$—	$—	$10,705

At both June 30, 2026 and June 30, 2025, there were no TLMs made in the previous 12 months for which there was a subsequent payment default.

There were no significant commitments to lend additional funds to borrowers experiencing financial difficulty whose loans were modified as TLMs at June 30, 2026.

Individually Analyzed Loans
Individually analyzed loans include nonaccrual commercial loans, TLMs, as well as certain other loans based on the underlying risk characteristics and the discretion of management to individually analyze such loans.

As of June 30, 2026 and December 31, 2025, the carrying value of individually analyzed loans amounted to $37.7 million and $8.9 million, respectively.

The carrying value of collateral dependent individually analyzed loans was $13.1 million and $7.5 million, respectively, at June 30, 2026 and December 31, 2025. For collateral dependent loans where management has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and repayment of the loan is to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. See Note 7 for additional disclosure regarding fair value of individually analyzed collateral dependent loans.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents the carrying value of collateral dependent individually analyzed loans:

(Dollars in thousands)	June 30, 2026		December 31, 2025
	Carrying Value	Related Allowance	Carrying Value	Related Allowance
Commercial:
Commercial real estate (1)	$12,167	$2,300	$5,605	$—
Commercial & industrial (2)	126	—	—	—
Total commercial	12,293	2,300	5,605	—
Residential Real Estate:
Residential real estate (3)	763	—	1,903	—
Consumer:
Home equity (3)	27	—	—	—
Other	—	—	—	—
Total consumer	27	—	—	—
Total	$13,083	$2,300	$7,508	$—
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

The following table includes information on credit quality indicators and gross charge-offs for the Corporation’s loan portfolio, segregated by class of loans as of June 30, 2026:

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)	Term Loans Amortized Cost by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term Loans	Total
Commercial:
CRE:
Pass	$166,154	$326,073	$93,411	$231,216	$441,280	$663,308	$45,358	$915	$1,967,715
Special mention	—	27,904	—	11,979	3,883	3,750	—	—	47,516
Classified	—	6,574	—	—	22,349	6,095	—	—	35,018
Total CRE	166,154	360,551	93,411	243,195	467,512	673,153	45,358	915	2,050,249
Gross charge-offs	—	—	—	—	—	—	—	—	—
C&I:
Pass	128,445	96,727	38,260	51,167	116,844	162,292	69,715	298	663,748
Special mention	—	—	778	—	334	119	750	—	1,981
Classified	—	—	—	—	—	126	—	—	126
Total C&I	128,445	96,727	39,038	51,167	117,178	162,537	70,465	298	665,855
Gross charge-offs	29	—	—	—	—	—	—	—	29
Residential Real Estate:
Current (1)	101,518	158,800	45,022	298,432	660,672	769,538	—	—	2,033,982
Past due	—	—	—	768	2,668	6,472	—	—	9,908
Total residential real estate	101,518	158,800	45,022	299,200	663,340	776,010	—	—	2,043,890
Gross charge-offs	—	—	—	—	—	—	—	—	—
Consumer:
Home equity:
Current	12,113	15,573	9,339	13,039	9,048	10,413	242,755	14,436	326,716
Past due	—	—	—	86	387	486	863	264	2,086
Total home equity	12,113	15,573	9,339	13,125	9,435	10,899	243,618	14,700	328,802
Gross charge-offs	—	—	—	—	—	—	—	—	—
Other:
Current	1,321	3,815	2,183	2,889	1,521	3,734	267	—	15,730
Past due	26	—	—	—	—	—	1	—	27
Total other	1,347	3,815	2,183	2,889	1,521	3,734	268	—	15,757
Gross charge-offs	129	—	—	1	—	2	1	—	133
Loans, amortized cost	$409,577	$635,466	$188,993	$609,576	$1,258,986	$1,626,333	$359,709	$15,913	$5,104,553
Gross charge-offs	$158	$—	$—	$1	$—	$2	$1	$—	$162
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

The following table presents the activity in the ACL on loans for the three months ended June 30, 2026:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$24,031	$9,647	$33,678	$6,003	$1,194	$251	$1,445	$41,126
Charge-offs	—	(12)	(12)	—	—	(66)	(66)	(78)
Recoveries	—	12	12	—	—	11	11	23
Provision	1,415	(90)	1,325	147	31	(3)	28	1,500
Ending Balance	$25,446	$9,557	$35,003	$6,150	$1,225	$193	$1,418	$42,571

The following table presents the activity in the ACL on loans for the six months ended June 30, 2026:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$19,766	$9,750	$29,516	$6,270	$1,186	$264	$1,450	$37,236
Charge-offs	—	(29)	(29)	—	—	(133)	(133)	(162)
Recoveries	—	71	71	1	1	24	25	97
Provision	5,680	(235)	5,445	(121)	38	38	76	5,400
Ending Balance	$25,446	$9,557	$35,003	$6,150	$1,225	$193	$1,418	$42,571

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

Cash Flow Hedging Instruments
As of June 30, 2026 and December 31, 2025, the Corporation had interest rate swaps, interest rate collars, and interest rate floors that were designated as cash flow hedges. The interest rate swaps and collars were executed to hedge the interest rate risk associated with short-term borrowings. See Note 9 for additional disclosure on borrowings. The interest rate floors were executed to hedge the interest rate risk associated with a pool of variable rate commercial loans. During the quarter ended June 30, 2026, an interest rate collar with a notional amount of $50 million matured.

The changes in fair value of these derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) and subsequently reclassified to earnings when gains or losses are realized (i.e., in the same period during which the hedged transactions affect earnings.)

The Corporation previously had an interest rate swap contract that was designated as a cash flow hedge to hedge the interest rate risk associated with a pool of variable rate commercial loans. On March 31, 2023, the Corporation terminated this interest rate swap contract. On that date, the derivative liability was derecognized and the deferred loss that was included in the AOCL component of shareholders’ equity was updated to its termination date fair value of $26.5 million, or $20.1 million after tax. The deferred loss was amortized into earnings as a reduction of interest income on a straight-line basis over the life of the original interest rate swap term. The deferred loss was fully amortized as of May 1, 2026.

Fair Value Hedging Instruments
As of June 30, 2026 and December 31, 2025, the Corporation had interest rate swap contracts that were designated as fair value hedges. The fair value hedges were executed to hedge the interest rate risk associated with a closed-pool of fixed-rate residential real estate loans (the “hedged item”). The hedged item is measured at fair value through a basis adjustment recognized on the balance sheet. The changes in fair value of derivatives designated as fair value hedges, as well as the offsetting changes in fair value of the hedged item are recognized in earnings.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents the notional amounts and fair values of derivative instruments in the Unaudited Consolidated Balance Sheets:

(Dollars in thousands)	June 30, 2026			December 31, 2025
		Fair Value			Fair Value
	Notional Amounts	Derivative Assets	Derivative Liabilities	Notional Amounts	Derivative Assets	Derivative Liabilities
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate swaps (1)	$120,000	$770	$170	$120,000	$126	$979
Interest rate collars	50,000	20	—	100,000	—	17
Interest rate floors	200,000	33	—	200,000	125	—
Derivatives Designated as Fair Value Hedging Instruments:
Interest rate risk management contracts:
Interest rate swaps	100,000	1,503	—	100,000	335	—
Derivatives not Designated as Hedging Instruments:
Loan related derivative contracts:
Interest rate contracts with customers	897,320	3,053	32,189	882,941	6,326	27,959
Mirror contracts with counterparties	897,320	32,090	3,118	882,941	27,857	6,392
Risk participation agreements	311,701	50	—	304,854	28	1
Mortgage loan commitments:
Interest rate lock commitments	57,294	1,102	12	30,373	603	12
Forward sale commitments	93,612	62	921	90,813	13	828
Gross amounts		38,683	36,410		35,413	36,188
Less: amounts offset (2)		3,288	3,288		6,643	6,643
Derivative balances, net of offset		35,395	33,122		28,770	29,545
Less: collateral pledged (3)		—	—		—	—
Net amounts		$35,395	$33,122		$28,770	$29,545
(1)The fair value of derivative assets includes accrued interest receivable of $23 thousand and $35 thousand, respectively, at June 30, 2026 and December 31, 2025. The fair value of derivative liabilities includes accrued interest payable of $53 thousand and $23 thousand, respectively, at June 30, 2026 and December 31, 2025.
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

The following table presents the balance sheet location, carrying value, and cumulative basis adjustment of the hedged item associated with fair value hedges:

(Dollars in thousands)
	June 30, 2026		December 31, 2025
Balance Sheet Location	Carrying Value of Hedged Item (1)	Cumulative Basis Adjustment	Carrying Value of Hedged Item (1)	Cumulative Basis Adjustment
Residential real estate loans	$98,516	($1,484)	$99,665	($335)
(1)Represents the carrying value of the hedged item associated with fair value hedges on a closed-pool of fixed-rate residential real estate loans that are expected to be outstanding for the designated hedged periods. The amortized cost balance of the closed-pool of residential real estate loans used in the fair value hedges was $590.2 million and $608.5 million, respectively, at June 30, 2026 and December 31, 2025.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents the effect of derivative instruments in the Unaudited Consolidated Statements of Changes in Shareholders’ Equity:

(Dollars in thousands)	Amounts Recognized in Other Comprehensive Income, Net of Tax
	Three Months		Six Months
Periods ended June 30,	2026	2025	2026	2025
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate swaps	$1,096	$1,094	$3,254	$1,693
Interest rate collars	17	(18)	28	(24)
Interest rate floors	(34)	—	(13)	—
Total	$1,079	$1,076	$3,269	$1,669

The following table presents the effect of derivative instruments in the Unaudited Consolidated Statements of Income:

(Dollars in thousands)		Amount of Gain (Loss) Recognized in the Unaudited Consolidated Statements of Income
		Three Months		Six Months
Periods ended June 30,	Statement of Income Location	2026	2025	2026	2025
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate swaps	Interest income: Interest and fees on loans	($729)	($2,139)	($2,845)	($4,255)
Interest rate swaps	Interest expense: FHLB advances	34	192	26	386
Interest rate floors	Interest income: Interest and fees on loans	(38)	—	(75)	—
Derivatives Designated as Fair Value Hedging Instruments:
Interest rate risk management contracts:
Interest rate swaps	Interest income: Interest and fees on loans	554	(519)	1,140	(1,298)
Hedged item	Interest income: Interest and fees on loans	(561)	520	(1,149)	1,302
Derivatives not Designated as Hedging Instruments:
Loan related derivative contracts:
Interest rate contracts with customers	Loan related derivative income	($7,012)	$4,357	($11,817)	$14,154
Mirror interest rate contracts with counterparties	Loan related derivative income	7,767	(3,690)	12,787	(13,418)
Risk participation agreements	Loan related derivative income	(172)	9	(160)	41
Mortgage loan commitments:
Interest rate lock commitments	Mortgage banking revenues	510	(55)	499	515
Forward sale commitments	Mortgage banking revenues	(421)	(87)	78	(726)
Total		($68)	($1,412)	($1,516)	($3,299)
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

The following table presents a summary of mortgage loans held for sale accounted for under the fair value option:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Aggregate fair value	$33,608	$35,833
Aggregate principal balance	32,970	35,130
Difference between fair value and principal balance	$638	$703

Changes in fair value of mortgage loans held for sale accounted for under the fair value option election are included in mortgage banking revenues in the Unaudited Consolidated Statements of Income. Changes in fair value amounted to an increase in mortgage banking revenues of $468 thousand and a decrease of $65 thousand, respectively, for the three and six months ended June 30, 2026, compared to an increase in mortgage banking revenues of $292 thousand and $517 thousand, respectively, for the three and six months ended June 30, 2025.
There were no mortgage loans held for sale 90 days or more past due as of June 30, 2026 and December 31, 2025.

Valuation Techniques for Items Recorded at Fair Value on a Recurring Basis
Available for Sale Debt Securities
Available for sale debt securities are recorded at fair value on a recurring basis. When available, the Corporation uses quoted market prices to determine the fair value of debt securities; such items are classified as Level 1. There were no Level 1 debt securities held at June 30, 2026 and December 31, 2025.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Debt securities not actively traded whose fair value is determined through the use of cash flows utilizing inputs that are unobservable are classified as Level 3. There were no Level 3 debt securities held at June 30, 2026 and December 31, 2025.

Mortgage Loans Held for Sale, at Fair Value
The Corporation has elected the fair value option for mortgage loans that are originated and intended for sale to the secondary market. The fair value is estimated based on current market prices for similar loans in the secondary market and therefore are classified as Level 2 assets.

Derivatives
Interest rate derivative contracts are traded in over-the-counter markets where quoted market prices are not readily available.  Fair value measurements are determined using independent valuation software, which utilizes the present value of future cash flows discounted using market observable inputs such as forward rate assumptions. The Corporation evaluates the credit risk of its counterparties, as well as that of the Corporation.  Accordingly, factors such as the likelihood of default by the Corporation and its counterparties, its net exposures, and remaining contractual life are considered in determining if any fair value adjustments related to credit risk are required.  Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of collateral securing the position, if any. The Corporation has determined that the majority of the inputs used to value its derivative positions fall within Level 2 of the fair value hierarchy. However, the credit valuation adjustments utilize Level 3 inputs. As of June 30, 2026 and December 31, 2025, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Corporation has classified its derivative valuations in their entirety as Level 2.

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

Items Recorded at Fair Value on a Recurring Basis
The following tables present the balances of assets and liabilities reported at fair value on a recurring basis:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2026
Assets:
Available for sale debt securities:
Obligations of U.S. government agencies and U.S government sponsored enterprises	$39,790	$—	$39,790	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	828,135	—	828,135	—
Obligations of states and political subdivisions	660	—	660	—
Individual name issuer trust preferred debt securities	6,096	—	6,096	—
Corporate bonds	10,640	—	10,640	—
Mortgage loans held for sale	33,608	—	33,608	—
Derivative assets	35,395	—	35,395	—
Total assets at fair value on a recurring basis	$954,324	$—	$954,324	$—
Liabilities:
Derivative liabilities	$33,122	$—	$33,122	$—
Total liabilities at fair value on a recurring basis	$33,122	$—	$33,122	$—

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2025
Assets:
Available for sale debt securities:
Obligations of U.S. government agencies and U.S government sponsored enterprises	$39,958	$—	$39,958	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	880,894	—	880,894	—
Obligations of states and political subdivisions	663	—	663	—
Individual name issuer trust preferred debt securities	6,103	—	6,103	—
Corporate bonds	12,724	—	12,724	—
Mortgage loans held for sale	35,833	—	35,833	—
Derivative assets	28,770	—	28,770	—
Total assets at fair value on a recurring basis	$1,004,945	$—	$1,004,945	$—
Liabilities:
Derivative liabilities	$29,545	$—	$29,545	$—
Total liabilities at fair value on a recurring basis	$29,545	$—	$29,545	$—

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

Items Recorded at Fair Value on a Nonrecurring Basis
The following table presents the carrying value of assets held at June 30, 2026, which were written down to fair value during the six months ended June 30, 2026:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Collateral dependent individually analyzed loans	$4,274	$—	$—	$4,274
Total assets at fair value on a nonrecurring basis	$4,274	$—	$—	$4,274

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

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
June 30, 2026
Collateral dependent individually analyzed loans	$4,274	Appraisals of collateral	Discount for costs to sell	10%
			Appraisal adjustments	0%

Items for which Fair Value is Only Disclosed
The estimated fair values and related carrying amounts for financial instruments for which fair value is only disclosed are presented in the tables below:

(Dollars in thousands)
June 30, 2026	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$127,395	$127,395	$127,395	$—	$—
Loans, net of allowance for credit losses on loans (1)	5,060,498	4,940,841	—	—	4,940,841
FHLB stock	23,809	23,809	—	23,809	—
Investment in BOLI	116,914	116,914	—	116,914	—

Financial Liabilities:
Non-maturity deposits	$4,225,371	$4,225,371	$—	$4,225,371	$—
Time deposits	1,133,502	1,127,900	—	1,127,900	—
FHLB advances	456,000	456,366	—	456,366	—
Junior subordinated debentures	22,681	19,876	—	19,876	—
(1)The estimated fair value excludes a $1.5 million negative basis adjustment associated with fair value hedges. See Note 6 for additional disclosure.

(Dollars in thousands)
December 31, 2025	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$103,734	$103,734	$103,734	$—	$—
Loans, net of allowance for credit losses on loans (1)	5,097,152	4,972,651	—	—	4,972,651
FHLB stock	29,473	29,473	—	29,473	—
Investment in BOLI	115,126	115,126	—	115,126	—

Financial Liabilities:
Non-maturity deposits	$4,049,307	$4,049,307	$—	$4,049,307	$—
Time deposits	1,220,683	1,218,361	—	1,218,361	—
FHLB advances	626,000	629,484	—	629,484	—
Junior subordinated debentures	22,681	19,953	—	19,953	—
(1)The estimated fair value excludes a $335 thousand negative basis adjustment associated with fair value hedges. See Note 6 for additional disclosure.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Note 8 - Deposits
The following table presents a summary of deposits:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Noninterest-bearing:
Noninterest-bearing demand deposits	$644,011	$595,092
Interest-bearing:
Interest-bearing demand deposits	745,273	756,794
NOW accounts	701,615	715,114
Money market accounts	1,270,616	1,185,420
Savings accounts	863,856	796,887
Time deposits (1)	1,133,502	1,220,683
Total interest-bearing deposits	4,714,862	4,674,898
Total deposits	$5,358,873	$5,269,990
(1)There were no wholesale brokered time deposits at June 30, 2026 or December 31, 2025.

The following table presents scheduled maturities of time certificates of deposit:

(Dollars in thousands)	Scheduled Maturity	Weighted Average Rate
July 1, 2026 to December 31, 2026	$745,069	3.38%
2027	294,503	3.23
2028	79,283	3.18
2029	6,250	2.77
2030	6,034	2.14
2031 and thereafter	2,363	2.00
Balance at June 30, 2026	$1,133,502	3.31%

Time certificates of deposit in denominations of $250 thousand or more totaled $344.0 million and $355.9 million, respectively, at June 30, 2026 and December 31, 2025.

Note 9 - Borrowings
Advances payable to the FHLB amounted to $456.0 million and $626.0 million, respectively, at June 30, 2026 and December 31, 2025. See Note 6 for additional disclosure on derivatives designated as cash flow hedges to hedge the interest rate risk associated with short-term FHLB advances.

The Bank pledges certain qualified investment securities and loans as collateral to the FHLB. The Bank had available borrowing capacity of $1.4 billion with the FHLB as of both June 30, 2026 and December 31, 2025. In addition, the Bank had access to a $40.0 million unused line of credit with the FHLB at both June 30, 2026 and December 31, 2025.

The Bank had standby letters of credit with the FHLB of $65.1 million and $66.0 million at June 30, 2026 and December 31, 2025 to collateralize institutional deposits.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents maturities and weighted average interest rates on FHLB advances outstanding as of June 30, 2026:

(Dollars in thousands)	Scheduled Maturity	Weighted Average Rate
July 1, 2026 to December 31, 2026	$220,000	3.98%
2027	60,000	4.12
2028	90,000	4.33
2029	80,000	3.82
2030	6,000	3.33
2031 and thereafter	—	—
Balance at June 30, 2026	$456,000	4.03%

Note 10 - Shareholders' Equity
Stock Repurchase Program
The Board of Directors adopted the 2026 Repurchase Program, which authorizes the repurchase of up to 850,000 shares, or approximately 4.5%, of the Bancorp’s outstanding common stock. This authority may be exercised from time to time and in such amounts as market conditions warrant, and subject to regulatory considerations. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. Repurchases under the 2026 Repurchase Program will be conducted pursuant to a trading plan adopted by the Bancorp that is designed to qualify under Rule 10b5-1 under the Exchange Act. The 2026 Repurchase Program commenced on May 16, 2026 and expires on May 16, 2027 and may be modified, suspended, or discontinued at any time. There have been no shares repurchased under the 2026 Repurchase Program.

The 2025 Repurchase Program expired on May 15, 2026. The Bancorp had repurchased a total of 267,658 shares, at an average price of $27.26 and a total cost of $7.4 million, under the 2025 Repurchase Program. No shares were repurchased in the three and six months ended June 30, 2026. The total cost included $65 thousand of excise tax attributable to shares that were repurchased.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Regulatory Capital Requirements
Capital levels at June 30, 2026 exceeded the regulatory minimum levels to be considered “well capitalized.”

The following table presents the Corporation’s and the Bank’s actual capital amounts and ratios, as well as the corresponding minimum and well capitalized regulatory amounts and ratios that were in effect during the respective periods:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2026
Total Capital (to Risk-Weighted Assets):
Corporation	$629,376	13.28%	$379,010	8.00%	N/A	N/A
Bank	622,523	13.15	378,811	8.00	$473,513	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	585,465	12.36	284,258	6.00	N/A	N/A
Bank	578,612	12.22	284,108	6.00	378,811	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
Corporation	563,468	11.89	213,193	4.50	N/A	N/A
Bank	578,612	12.22	213,081	4.50	307,784	6.50
Tier 1 Capital (to Average Assets): (1)
Corporation	585,465	9.02	259,727	4.00	N/A	N/A
Bank	578,612	8.92	259,584	4.00	324,480	5.00

December 31, 2025
Total Capital (to Risk-Weighted Assets):
Corporation	615,600	12.95	380,342	8.00	N/A	N/A
Bank	607,862	12.79	380,144	8.00	475,180	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	577,224	12.14	285,256	6.00	N/A	N/A
Bank	569,486	11.98	285,108	6.00	380,144	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
Corporation	555,227	11.68	213,942	4.50	N/A	N/A
Bank	569,486	11.98	213,831	4.50	308,867	6.50
Tier 1 Capital (to Average Assets): (1)
Corporation	577,224	8.65	267,046	4.00	N/A	N/A
Bank	569,486	8.53	266,921	4.00	333,651	5.00
(1)    Leverage ratio.

In addition to the minimum regulatory capital required for capital adequacy outlined in the table above, the Corporation and the Bank are required to maintain a minimum capital conservation buffer, in the form of common equity, of 2.50%, resulting in a requirement for the Corporation and the Bank to effectively maintain total capital, Tier 1 capital, and common equity Tier 1 capital ratios of 10.50%, 8.50%, and 7.00%, respectively. The Corporation and the Bank must maintain the capital conservation buffer to avoid restrictions on the ability to pay dividends and discretionary bonuses. The Corporation’s and the Bank’s capital levels exceeded the minimum regulatory capital requirements plus the capital conservation buffer at June 30, 2026 and December 31, 2025.

The Bancorp owns the common stock of two capital trusts, which have issued trust preferred securities. In accordance with GAAP, the capital trusts are treated as unconsolidated subsidiaries. At both June 30, 2026 and December 31, 2025, $22.0 million in trust preferred securities were included in the Tier 1 capital of the Corporation for regulatory capital reporting purposes pursuant to the capital adequacy guidelines of the Federal Reserve.

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

For the three months ended June 30,	2026		2025
(Dollars in thousands)	Revenue (1)	ASC 606 Revenue (2)	Revenue (1)	ASC 606 Revenue (2)
Net interest income	$41,803	$—	$37,185	$—
Noninterest income:
Wealth management revenues	11,201	11,201	10,120	10,120
Mortgage banking revenues	3,473	—	3,034	—
Card interchange fees	1,305	1,305	1,247	1,247
Service charges on deposit accounts	842	842	808	808
Loan related derivative income	583	—	676	—
Income from bank-owned life insurance	904	—	826	—
Other income	354	291	367	287
Total noninterest income	18,662	13,639	17,078	12,462
Total revenues	$60,465	$13,639	$54,263	$12,462
(1)As reported in the Unaudited Consolidated Statements of Income.
(2)Revenue from contracts with customers in scope of ASC 606.

For the six months ended June 30,	2026		2025
(Dollars in thousands)	Revenue (1)	ASC 606 Revenue (2)	Revenue (1)	ASC 606 Revenue (2)
Net interest income	$82,328	$—	$73,607	$—
Noninterest income:
Wealth management revenues	21,848	21,848	20,011	20,011
Mortgage banking revenues	6,518	—	5,338	—
Card interchange fees	2,690	2,690	2,756	2,756
Service charges on deposit accounts	1,627	1,627	1,552	1,552
Loan related derivative income	810	—	777	—
Income from bank-owned life insurance	1,789	—	1,595	—
Gain on sale of bank-owned properties, net (3)	—	—	6,994	6,994
Other income	683	553	698	551
Total noninterest income	35,965	26,718	39,721	31,864
Total revenues	$118,293	$26,718	$113,328	$31,864
(1)As reported in the Unaudited Consolidated Statements of Income.
(2)Revenue from contracts with customers in scope of ASC 606.
(3)For the six months ended June 30, 2025, included herein in accordance with sale-leaseback transaction provisions of ASC 842 and ASC 606.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following table presents revenue from contracts with customers based on the timing of revenue recognition:

(Dollars in thousands)	Three Months		Six Months
Periods ended June 30,	2026	2025	2026	2025
Revenue recognized at a point in time:
Card interchange fees	$1,305	$1,247	$2,690	$2,756
Service charges on deposit accounts	571	540	1,089	1,003
Gain on sale of bank-owned properties, net	—	—	—	6,994
Other income	226	225	435	429
Revenue recognized over time:
Wealth management revenues	11,201	10,120	21,848	20,011
Service charges on deposit accounts	271	268	538	549
Other income	65	62	118	122
Total revenues from contracts with customers in scope of ASC 606	$13,639	$12,462	$26,718	$31,864

Receivables for revenue from contracts with customers primarily consist of amounts due for wealth management services performed for which the Corporation’s performance obligations have been fully satisfied. Receivables amounted to $7.0 million at both June 30, 2026 and December 31, 2025 and were included in other assets in the Unaudited Consolidated Balance Sheets.

Deferred revenues, which are considered contract liabilities under ASC 606, represent advance consideration received from customers for which the Corporation has a remaining performance obligation to fulfill. Contract liabilities are recognized as revenue over the life of the contract as the performance obligations are satisfied. The balances of contract liabilities were insignificant at both June 30, 2026 and December 31, 2025 and were included in other liabilities in the Unaudited Consolidated Balance Sheets.

For commissions and incentives that are in scope of ASC 606, such as those paid to employees in our wealth management services and banking segments in order to obtain customer contracts, contract cost assets are established. The contract cost assets are capitalized and amortized over the estimated useful life that the asset is expected to generate benefits. The carrying value of contract cost assets amounted to $2.0 million and $2.3 million, respectively at June 30, 2026 and December 31, 2025 and were included in other assets in the Unaudited Consolidated Balance Sheets. The amortization of contract cost assets is recorded within salaries and employee benefits expense in the Unaudited Consolidated Statements of Income.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

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

The following tables present the components of net income, as well as other supplemental information for Washington Trust’s reportable business segments:

(Dollars in thousands)	Banking		Wealth Management Services		Consolidated Total
Three months ended June 30,	2026	2025	2026	2025	2026	2025
Total interest and dividend income	$75,169	$78,846	$—	$—	$75,169	$78,846
Total interest expense	33,366	41,661	—	—	33,366	41,661
Net interest income	41,803	37,185	—	—	41,803	37,185
Provision for credit losses	1,600	600	—	—	1,600	600
Net interest income after provision for credit losses	40,203	36,585	—	—	40,203	36,585
Noninterest income	7,250	6,720	11,412	10,358	18,662	17,078
Noninterest expenses:
Salaries and employee benefits	19,750	17,434	5,562	5,591	25,312	23,025
Outsourced services	3,587	3,374	679	1,030	4,266	4,404
Net occupancy	2,511	2,393	224	269	2,735	2,662
Equipment	830	855	57	75	887	930
Legal, audit and professional fees	578	525	246	201	824	726
FDIC deposit insurance costs	952	1,235	—	—	952	1,235
Advertising and promotion	653	601	118	116	771	717
Amortization of intangibles	—	—	156	203	156	203
Other expenses	2,139	2,095	555	533	2,694	2,628
Total noninterest expenses	31,000	28,512	7,597	8,018	38,597	36,530
Income before income taxes	16,453	14,793	3,815	2,340	20,268	17,133
Income tax expense	3,426	3,283	861	605	4,287	3,888
Net income	$13,027	$11,510	$2,954	$1,735	$15,981	$13,245

Supplemental Information:
Total assets at period end	$6,484,406	$6,683,840	$63,498	$61,327	$6,547,904	$6,745,167
Expenditures for long-lived assets	1,060	388	25	13	1,085	401
Depreciation expense (1)	745	790	70	86	815	876
(1)Included in net occupancy and equipment expenses in the table above.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)	Banking		Wealth Management Services		Consolidated Total
Six months ended June 30,	2026	2025	2026	2025	2026	2025
Total interest and dividend income	$150,151	$158,309	$—	$—	$150,151	$158,309
Total interest expense	67,823	84,702	—	—	67,823	84,702
Net interest income	82,328	73,607	—	—	82,328	73,607
Provision for credit losses	5,600	1,800	—	—	5,600	1,800
Net interest income after provision for credit losses	76,728	71,807	—	—	76,728	71,807
Noninterest income	13,680	19,355	22,285	20,366	35,965	39,721
Noninterest expenses:
Salaries and employee benefits	38,540	34,413	11,112	11,034	49,652	45,447
Outsourced services	7,186	6,639	1,463	2,111	8,649	8,750
Net occupancy	5,174	4,864	451	539	5,625	5,403
Equipment	1,673	1,670	117	151	1,790	1,821
Legal, audit and professional fees	1,240	1,052	520	424	1,760	1,476
FDIC deposit insurance costs	1,887	2,497	—	—	1,887	2,497
Advertising and promotion	1,116	949	202	178	1,318	1,127
Amortization of intangibles	—	—	311	407	311	407
Other expenses	4,286	8,974	1,084	2,824	5,370	11,798
Total noninterest expenses	61,102	61,058	15,260	17,668	76,362	78,726
Income before income taxes	29,306	30,104	7,025	2,698	36,331	32,802
Income tax expense	6,160	6,630	1,590	748	7,750	7,378
Net income	$23,146	$23,474	$5,435	$1,950	$28,581	$25,424

Total assets at period end	$6,484,406	$6,683,840	$63,498	$61,327	$6,547,904	$6,745,167
Expenditures for long-lived assets	2,225	475	166	14	2,391	489
Depreciation expense (1)	1,481	1,598	141	172	1,622	1,770
(1)Included in net occupancy and equipment expenses in the table above.

For the six months ended June 30, 2025, noninterest income for the Banking segment included a $7.0 million net gain recognized in the first quarter associated with sale-leaseback transactions that were completed for five branch locations.

Also, for the six months ended June 30, 2025, total other expenses included a $6.4 million pension plan settlement charge recognized in the first quarter, of which $4.9 million was included in the Banking segment and $1.5 million was included in the Wealth Management Services segment.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Note 13 - Other Comprehensive Income
The following tables present the activity in other comprehensive income:

Three months ended June 30,	2026			2025
(Dollars in thousands)	Pre-tax Amounts	Income Tax (Expense) Benefit	Net of Tax	Pre-tax Amounts	Income Tax (Expense) Benefit	Net of Tax
Available for Sale Debt Securities:
Change in fair value of available for sale debt securities	($31)	$8	($23)	$2,852	($720)	$2,132
Cash Flow Hedges:
Change in fair value of cash flow hedges	708	(176)	532	(507)	128	(379)
Net cash flow hedge losses reclassified into earnings (1)	733	(186)	547	1,947	(492)	1,455
Net change in fair value of cash flow hedges	1,441	(362)	1,079	1,440	(364)	1,076
Defined Benefit Plan Obligations:
Amortization of net actuarial losses into earnings	25	(6)	19	29	(7)	22
Net change in defined benefit plan obligations	25	(6)	19	29	(7)	22
Total other comprehensive income	$1,435	($360)	$1,075	$4,321	($1,091)	$3,230
(1)See Note 6 for additional information on pre-tax amounts related to cash flow hedges that were reclassified into earnings.

Six months ended June 30,	2026			2025
(Dollars in thousands)	Pre-tax Amounts	Income Tax (Expense) Benefit	Net of Tax	Pre-tax Amounts	Income Tax (Expense) Benefit	Net of Tax
Securities available for sale:
Change in fair value of available for sale debt securities	($1,810)	$453	($1,357)	$19,748	($4,986)	$14,762
Cash flow hedges:
Change in fair value of cash flow hedges	1,466	(366)	1,100	(1,636)	413	(1,223)
Net cash flow hedge losses reclassified into earnings (1)	2,894	(725)	2,169	3,869	(977)	2,892
Net change in fair value of cash flow hedges	4,360	(1,091)	3,269	2,233	(564)	1,669
Defined benefit plan obligations:
Defined benefit plan obligation remeasurement	—	—	—	2,665	(728)	1,937
Pension plan settlement charge reclassified into earnings	—	—	—	6,436	(1,625)	4,811
Amortization of net actuarial losses into earnings	49	(12)	37	58	(15)	43
Net change in defined benefit plan obligations	49	(12)	37	9,159	(2,368)	6,791
Total other comprehensive income	$2,599	($650)	$1,949	$31,140	($7,918)	$23,222
(1)See Note 6 for additional information on pre-tax amounts related to cash flow hedges that were reclassified into earnings.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following tables present the changes in AOCL by component, net of tax:

(Dollars in thousands)	Net Unrealized Losses on Available For Sale Debt Securities	Net Unrealized (Losses) Gains on Cash Flow Hedges	Net Unrealized Losses on Defined Benefit Plan Obligations	Total
For the three months ended June 30, 2026
Balance at March 31, 2026	($75,077)	($952)	($2,406)	($78,435)
Other comprehensive (loss) income before reclassifications	(23)	532	—	509
Amounts reclassified from AOCL	—	547	19	566
Net other comprehensive (loss) income	(23)	1,079	19	1,075
Balance at June 30, 2026	($75,100)	$127	($2,387)	($77,360)

(Dollars in thousands)	Net Unrealized Losses on Available For Sale Debt Securities	Net Unrealized (Losses) Gains on Cash Flow Hedges	Net Unrealized Losses on Defined Benefit Plan Obligations	Total
For the six months ended June 30, 2026
Balance at December 31, 2025	($73,743)	($3,142)	($2,424)	($79,309)
Other comprehensive (loss) income before reclassifications	(1,357)	1,100	—	(257)
Amounts reclassified from AOCL	—	2,169	37	2,206
Net other comprehensive (loss) income	(1,357)	3,269	37	1,949
Balance at June 30, 2026	($75,100)	$127	($2,387)	($77,360)

(Dollars in thousands)	Net Unrealized Losses on Available For Sale Debt Securities	Net Unrealized Losses on Cash Flow Hedges	Net Unrealized Losses on Defined Benefit Plan Obligations	Total
For the three months ended June 30, 2025
Balance at March 31, 2025	($89,809)	($7,345)	($2,025)	($99,179)
Other comprehensive income (loss) before reclassifications	2,132	(379)	—	1,753
Amounts reclassified from AOCL	—	1,455	22	1,477
Net other comprehensive income	2,132	1,076	22	3,230
Balance at June 30, 2025	($87,677)	($6,269)	($2,003)	($95,949)

(Dollars in thousands)	Net Unrealized Losses on Available For Sale Debt Securities	Net Unrealized Losses on Cash Flow Hedges	Net Unrealized Losses on Defined Benefit Plan Obligations	Total
For the six months ended June 30, 2025
Balance at December 31, 2024	($102,439)	($7,938)	($8,794)	($119,171)
Other comprehensive income (loss) before reclassifications	14,762	(1,223)	1,937	15,476
Amounts reclassified from AOCL	—	2,892	4,854	7,746
Net other comprehensive income	14,762	1,669	6,791	23,222
Balance at June 30, 2025	($87,677)	($6,269)	($2,003)	($95,949)

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Note 14 - Earnings per Common Share
The following table presents the calculation of EPS:

(Dollars and shares in thousands, except per share amounts)
	Three Months		Six Months
Periods ended June 30,	2026	2025	2026	2025
Earnings for basic and diluted EPS calculations:
Net income	$15,981	$13,245	$28,581	$25,424

Shares for basic and diluted EPS calculations:
Weighted average common shares outstanding for basic EPS	19,064	19,285	19,051	19,280
Dilutive effect of common stock equivalents	140	89	138	92
Weighted average common and potential common shares outstanding for diluted EPS	19,204	19,374	19,189	19,372

EPS:
Basic earnings per common share	$0.84	$0.69	$1.50	$1.32
Diluted earnings per common share	$0.83	$0.68	$1.49	$1.31

Shares excluded from the calculation of diluted EPS:
Weighted average anti-dilutive common stock equivalents (1)	368	516	369	487
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

Standby Letters of Credit
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These standby letters of credit are primarily issued to support the financing needs of the Bank’s commercial customers. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral supporting those commitments is essentially the same as for other commitments. Most standby letters of credit extend for one year. At June 30, 2026 and December 31, 2025, there were no liabilities to beneficiaries resulting from standby letters of credit. Should the Corporation be required to make payments to the beneficiary, repayment from the customer to the Corporation is required.

The following table presents the contractual and notional amounts of financial instruments with off-balance sheet risk:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,005,018	$952,599
Standby letters of credit	7,002	7,774

ACL on Unfunded Commitments
The ACL on unfunded commitments is management’s estimate of expected lifetime credit losses over the expected contractual term in which the Corporation is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Corporation.

The activity in the ACL on unfunded commitments for the three months ended June 30, 2026 is presented below:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$579	$630	$1,209	$23	$—	$8	$8	$1,240
Provision	138	(48)	90	11	—	(1)	(1)	100
Ending Balance	$717	$582	$1,299	$34	$—	$7	$7	$1,340

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The activity in the ACL on unfunded commitments for the six months ended June 30, 2026 is presented below:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$518	$590	$1,108	$23	$—	$9	$9	$1,140
Provision	199	(8)	191	11	—	(2)	(2)	200
Ending Balance	$717	$582	$1,299	$34	$—	$7	$7	$1,340

The activity in the ACL on unfunded commitments for the three months ended June 30, 2025 is presented below:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$694	$518	$1,212	$17	$—	$11	$11	$1,240
Provision	(274)	223	(51)	3	—	(2)	(2)	(50)
Ending Balance	$420	$741	$1,161	$20	$—	$9	$9	$1,190

The activity in the ACL on unfunded commitments for the six months ended June 30, 2025 is presented below:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$822	$589	$1,411	$18	$—	$11	$11	$1,440
Provision	(402)	152	(250)	2	—	(2)	(2)	(250)
Ending Balance	$420	$741	$1,161	$20	$—	$9	$9	$1,190

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

Management's Discussion and Analysis
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Corporation’s Audited Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2025, and in conjunction with the condensed Unaudited Consolidated Financial Statements and notes thereto included in Item 1 of this report.  Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results for the full-year ended December 31, 2026 or any future period.

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

Some of the factors that might cause these differences include the following:
•changes in general business and economic conditions (including the impact of ongoing armed conflicts, tariffs, inflation, future U.S. government shutdowns, and concerns about liquidity) on a national basis and in the local markets in which we operate;
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

Management's Discussion and Analysis
The following table presents adjusted noninterest income, adjusted noninterest expense, adjusted income before income taxes, adjusted income tax expense, adjusted effective tax rate, and adjusted net income:

(Dollars in thousands, except per share amounts)
For the six months ended June 30,	2026	2025
Adjusted Noninterest Income:
Noninterest income, as reported	$35,965	$39,721
Less adjustments:
Gain on sale of bank-owned properties, net (1)	—	6,994
Adjusted noninterest income (non-GAAP)	$35,965	$32,727

Adjusted Noninterest Expense:
Noninterest expense, as reported	$76,362	$78,726
Less adjustments:
Pension plan settlement charge (1)	—	6,436
Adjusted noninterest expense (non-GAAP)	$76,362	$72,290

Adjusted Income Before Income Taxes:
Income before income taxes, as reported	$36,331	$32,802
Less: total adjustments, pre-tax (1)	—	558
Adjusted income before income taxes (non-GAAP)	$36,331	$32,244

Adjusted Income Tax Expense:
Income tax expense, as reported	$7,750	$7,378
Less: tax on total adjustments (1)	—	141
Adjusted income tax expense (non-GAAP)	$7,750	$7,237

Adjusted Effective Tax Rate:
Effective tax rate, as reported (2)	21.3%	22.5%
Less: impact of total adjustments (1)	—	0.1
Adjusted effective tax rate (non-GAAP) (3)	21.3%	22.4%

Adjusted Net Income:
Net income, as reported	$28,581	$25,424
Less: total adjustments, after-tax (1)	—	417
Adjusted net income (non-GAAP)	$28,581	$25,007
(1)Recognized in the three months ended March 31, 2025.
(2)Calculated as income tax expense divided by income before income taxes.
(3)Calculated as income tax expense, adjusted for the tax impact of the adjustments as outlined in the table above, divided by income before income taxes, adjusted for the pre-tax impact of the adjustments as outlined in the table above.

Management's Discussion and Analysis
The following table presents adjusted diluted earnings per common share:

(Dollars in thousands, except per share amounts)
For the six months ended June 30,	2026	2025
Adjusted Diluted Earnings per Common Share:
Diluted earnings per common share, as reported (1)	$1.49	$1.31
Less: impact of total adjustments (2)	—	0.02
Adjusted diluted earnings per common share (non-GAAP) (3)	$1.49	$1.29
(1)Net income divided by weighted average diluted common and potential shares outstanding.
(2)Recognized in the three months ended March 31, 2025.
(3)Net income, adjusted for the after-tax impact of adjustments as outlined in the table above, divided by weighted average diluted common and potential shares outstanding.

The following table presents adjusted return on average assets and adjusted return on average equity:

(Dollars in thousands)
For the six months ended June 30,	2026	2025
Adjusted Return on Average Assets (1):
Net income, as reported	$28,581	$25,424
Less: total adjustments, after-tax (2)	—	417
Adjusted net income (non-GAAP)	28,581	25,007

Total average assets, as reported	6,515,072	6,703,877

Return on average assets (3)	0.88%	0.76%
Adjusted return on average assets (non-GAAP) (4)	0.88%	0.75%

Adjusted Return on Average Equity (1):
Net income, as reported	$28,581	$25,424
Less: total adjustments, after-tax (2)	—	417
Adjusted net income (non-GAAP)	28,581	25,007

Total average equity, as reported	552,740	518,408

Return on average equity (5)	10.43%	9.89%
Adjusted return on average equity (non-GAAP) (6)	10.43%	9.73%
(1)Annualized based on the actual number of days in the period.
(2)Recognized in the three months ended March 31, 2025.
(3)Net income divided by total average assets.
(4)Net income, adjusted for the after-tax impact of adjustments as outlined in the table above, divided by total average assets.
(5)Net income divided by total average equity.
(6)Net income, adjusted for the after-tax impact of adjustments as outlined in the table above, divided by total average equity.

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

We continue to leverage our strong regional brand to build market share and remain steadfast in our commitment to provide superior service. We believe the key to future growth is providing customers with convenient in-person service and digital banking solutions. We have plans to open two new full-service branches later in 2026; one in Pawtucket and another in Bristol, Rhode Island.

Results of Operations
Summary
The following table presents a summarized consolidated statement of operations:

(Dollars in thousands)	Three Months				Six Months
			Change				Change
Periods ended June 30,	2026	2025	$	%	2026	2025	$	%
Net interest income	$41,803	$37,185	$4,618	12%	$82,328	$73,607	$8,721	12%
Noninterest income	18,662	17,078	1,584	9	35,965	39,721	(3,756)	(9)
Total revenues	60,465	54,263	6,202	11	118,293	113,328	4,965	4
Provision for credit losses	1,600	600	1,000	167	5,600	1,800	3,800	211
Noninterest expense	38,597	36,530	2,067	6	76,362	78,726	(2,364)	(3)
Income before income taxes	20,268	17,133	3,135	18	36,331	32,802	3,529	11
Income tax expense	4,287	3,888	399	10	7,750	7,378	372	5
Net income	$15,981	$13,245	$2,736	21%	$28,581	$25,424	$3,157	12%
Adjusted net income (non-GAAP)	$15,981	$13,245	$2,736	21%	$28,581	$25,007	$3,574	14%

Net income totaled $16.0 million and $28.6 million, respectively, for the three and six months ended June 30, 2026, compared to $13.2 million and $25.4 million, respectively, reported for the same periods in 2025. The prior year results included the following infrequent transactions:
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

Excluding these items, adjusted net income (non-GAAP) for the three and six months ended June 30, 2026 was $16.0 million and $28.6 million, respectively, compared to $13.2 million and $25.0 million, respectively, for the same periods in 2025. These results reflected higher net interest income, as well as growth in wealth management and mortgage banking revenues, partially offset by an elevated provision for credit losses and higher salaries and benefits costs.

Management's Discussion and Analysis
The following table presents a summary of performance metrics and ratios:

	Three Months		Six Months
Periods ended June 30,	2026	2025	2026	2025
Diluted earnings per common share	$0.83	$0.68	$1.49	$1.31
Adjusted diluted earnings per common share (non-GAAP)	$0.83	$0.68	$1.49	$1.29
Return on average assets (net income divided by average assets)	0.99%	0.80%	0.88%	0.76%
Adjusted return on average assets (non-GAAP)	0.99%	0.80%	0.88%	0.75%
Return on average equity (net income divided by average equity)	11.61%	10.14%	10.43%	9.89%
Adjusted return on average equity (non-GAAP)	11.61%	10.14%	10.43%	9.73%

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

Three months ended June 30,	2026			2025			Change
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Cash, federal funds sold, and short-term investments	$111,434	$998	3.59%	$92,692	$1,029	4.45%	$18,742	($31)	(0.86%)
Mortgage loans held for sale	31,413	478	6.10	27,466	442	6.45	3,947	36	(0.35)
Taxable debt securities	996,894	8,468	3.41	1,067,394	9,230	3.47	(70,500)	(762)	(0.06)
Nontaxable debt securities	650	8	4.94	650	8	4.94	—	—	—
Total securities	997,544	8,476	3.41	1,068,044	9,238	3.47	(70,500)	(762)	(0.06)
FHLB stock	25,557	506	7.94	41,484	792	7.66	(15,927)	(286)	0.28
Commercial real estate	2,049,760	28,593	5.60	2,161,987	31,225	5.79	(112,227)	(2,632)	(0.19)
Commercial & industrial	592,347	8,346	5.65	550,550	7,967	5.80	41,797	379	(0.15)
Total commercial	2,642,107	36,939	5.61	2,712,537	39,192	5.80	(70,430)	(2,253)	(0.19)
Residential real estate	2,027,688	22,698	4.49	2,096,538	22,996	4.40	(68,850)	(298)	0.09
Home equity	322,709	5,052	6.28	298,645	5,167	6.94	24,064	(115)	(0.66)
Other	15,760	208	5.29	17,001	207	4.88	(1,241)	1	0.41
Total consumer	338,469	5,260	6.23	315,646	5,374	6.83	22,823	(114)	(0.60)
Total loans	5,008,264	64,897	5.20	5,124,721	67,562	5.29	(116,457)	(2,665)	(0.09)
Total interest-earning assets	6,174,212	75,355	4.90	6,354,407	79,063	4.99	(180,195)	(3,708)	(0.09)
Noninterest-earning assets	289,814			288,963			851
Total assets	$6,464,026			$6,643,370			($179,344)
Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits (in-market)	$730,215	$5,751	3.16%	$664,290	$6,251	3.77%	$65,925	($500)	(0.61%)
NOW accounts	685,098	265	0.16	670,878	341	0.20	14,220	(76)	(0.04)
Money market accounts	1,196,679	8,429	2.83	1,182,377	9,779	3.32	14,302	(1,350)	(0.49)
Savings accounts	833,804	3,656	1.76	664,590	3,080	1.86	169,214	576	(0.10)
Time deposits (in-market)	1,143,511	9,466	3.32	1,215,018	11,308	3.73	(71,507)	(1,842)	(0.41)
Interest-bearing in-market deposits	4,589,307	27,567	2.41	4,397,153	30,759	2.81	192,154	(3,192)	(0.40)
Wholesale brokered time deposits	—	—	—	8,485	105	4.96	(8,485)	(105)	(4.96)
Total interest-bearing deposits	4,589,307	27,567	2.41	4,405,638	30,864	2.81	183,669	(3,297)	(0.40)
FHLB advances	536,879	5,491	4.10	934,066	10,451	4.49	(397,187)	(4,960)	(0.39)
Junior subordinated debentures	22,681	308	5.45	22,681	346	6.12	—	(38)	(0.67)
Total interest-bearing liabilities	5,148,867	33,366	2.60	5,362,385	41,661	3.12	(213,518)	(8,295)	(0.52)
Noninterest-bearing demand deposits	621,882			615,926			5,956
Other liabilities	141,165			141,350			(185)
Shareholders’ equity	552,112			523,709			28,403
Total liabilities and shareholders’ equity	$6,464,026			$6,643,370			($179,344)
Net interest income (FTE)		$41,989			$37,402			$4,587
Interest rate spread			2.30%			1.87%			0.43%
Net interest margin			2.73%			2.36%			0.37%

Management's Discussion and Analysis
Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)
Three months ended June 30,	2026	2025	Change
Commercial loans	$180	$219	($39)
Nontaxable debt securities	—	—	—
Total	$180	$219	($39)

Six months ended June 30,	2026			2025			Change
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Cash, federal funds sold, and short-term investments	$106,290	$1,907	3.62%	$138,950	$3,022	4.39%	($32,660)	($1,115)	(0.77%)
Mortgage loans held for sale	28,105	853	6.12	66,145	1,400	4.27	(38,040)	(547)	1.85
Taxable debt securities	1,009,682	17,236	3.44	1,055,109	18,057	3.45	(45,427)	(821)	(0.01)
Nontaxable debt securities	650	17	5.27	650	16	4.96	—	1	0.31
Total debt securities	1,010,332	17,253	3.44	1,055,759	18,073	3.45	(45,427)	(820)	(0.01)
FHLB stock	28,048	1,091	7.84	42,482	1,814	8.61	(14,434)	(723)	(0.77)
Commercial real estate	2,099,003	57,311	5.51	2,150,209	61,579	5.78	(51,206)	(4,268)	(0.27)
Commercial & industrial	581,981	16,267	5.64	544,352	15,841	5.87	37,629	426	(0.23)
Total commercial	2,680,984	73,578	5.53	2,694,561	77,420	5.79	(13,577)	(3,842)	(0.26)
Residential real estate	2,031,620	45,421	4.51	2,108,429	46,350	4.43	(76,809)	(929)	0.08
Home equity	319,702	9,984	6.30	297,695	10,229	6.93	22,007	(245)	(0.63)
Other	16,171	422	5.26	17,174	423	4.97	(1,003)	(1)	0.29
Total consumer	335,873	10,406	6.25	314,869	10,652	6.82	21,004	(246)	(0.57)
Total loans	5,048,477	129,405	5.17	5,117,859	134,422	5.30	(69,382)	(5,017)	(0.13)
Total interest-earning assets	6,221,252	150,509	4.88	6,421,195	158,731	4.98	(199,943)	(8,222)	(0.10)
Noninterest-earning assets	293,820			282,682			11,138
Total assets	$6,515,072			$6,703,877			($188,805)
Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits (in-market)	$739,174	$11,640	3.18%	$646,489	$12,126	3.78%	$92,685	($486)	(0.60%)
NOW accounts	680,693	524	0.16	674,985	685	0.20	5,708	(161)	(0.04)
Money market accounts	1,179,738	16,217	2.77	1,207,072	19,806	3.31	(27,334)	(3,589)	(0.54)
Savings accounts	821,989	7,074	1.74	614,573	4,932	1.62	207,416	2,142	0.12
Time deposits (in-market)	1,166,833	19,482	3.37	1,209,927	22,611	3.77	(43,094)	(3,129)	(0.40)
Interest-bearing in-market deposits	4,588,427	54,937	2.41	4,353,046	60,160	2.79	235,381	(5,223)	(0.38)
Wholesale brokered time deposits	—	—	—	97,939	2,452	5.05	(97,939)	(2,452)	(5.05)
Total interest-bearing deposits	4,588,427	54,937	2.41	4,450,985	62,612	2.84	137,442	(7,675)	(0.43)
FHLB advances	598,431	12,268	4.13	946,906	21,397	4.56	(348,475)	(9,129)	(0.43)
Junior subordinated debentures	22,681	618	5.49	22,681	693	6.16	—	(75)	(0.67)
Total interest-bearing liabilities	5,209,539	67,823	2.63	5,420,572	84,702	3.15	(211,033)	(16,879)	(0.52)
Noninterest-bearing demand deposits	613,141			618,373			(5,232)
Other liabilities	139,652			146,524			(6,872)
Shareholders’ equity	552,740			518,408			34,332
Total liabilities and shareholders’ equity	$6,515,072			$6,703,877			($188,805)
Net interest income (FTE)		$82,686			$74,029			$8,657
Interest rate spread			2.25%			1.83%			0.42%
Net interest margin			2.68%			2.32%			0.36%

Management's Discussion and Analysis
Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)
Six months ended June 30,	2026	2025	Change
Commercial loans	$348	$425	($77)
Nontaxable debt securities	2	1	1
Total	$350	$426	($76)

Net Interest Income
Net interest income, the primary source of our operating income, totaled $41.8 million and $82.3 million, respectively, for the three and six months ended June 30, 2026, compared to $37.2 million and $73.6 million, respectively, for the same periods in 2025.

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

The improvement in net interest income, FTE net interest income and NIM discussed below largely reflected continued benefits from the December 2024 balance sheet repositioning transactions, as well as the cessation of amortization of a deferred loss associated with a previously terminated cash flow hedge. As of May 1, 2026, the remaining deferred loss was fully amortized. As noted in the Unaudited Consolidated Statements of Cash Flows, amortization of the terminated cash flow hedge loss (a reduction to net interest income) amounted to $2.8 million in 2026, compared to $4.3 million in 2025.

The following discussion presents net interest income on an FTE basis by adjusting income and yields on tax-exempt loans to be comparable to taxable loans.

FTE net interest income for the three and six months ended June 30, 2026 amounted to $42.0 million and $82.7 million, respectively, up by $4.6 million and $8.7 million, respectively, from the same periods in 2025. For the three and six months ended June 30, 2026, decreases in average interest-bearing liability balances net of decreases in average interest-earning assets increased net interest income by $1.3 million and $2.0 million, respectively. Decreases in funding costs outpaced decreases in asset yields, increasing net interest income by $3.3 million and $6.7 million, respectively, for the three and six months ended June 30, 2026.

NIM was 2.73% and 2.68%, respectively, for the three and six months ended June 30, 2026, up from 2.36% and 2.32%, respectively, for the same periods in 2025.

Total average securities for the three and six months ended June 30, 2026 decreased by $70.5 million and $45.4 million, respectively, from the same periods a year earlier primarily due to routine pay-downs. The FTE rate of return on the securities portfolio for the three and six months ended June 30, 2026 was 3.41% and 3.44%, respectively, down by 6 and 1 basis points, respectively, from the same periods in 2025.

Total average loan balances for the three and six months ended June 30, 2026 decreased by $116.5 million and $69.4 million, respectively, from the comparable 2025 periods, reflecting decreases in the residential and commercial real estate loan portfolios. The yield on total loans for the three and six months ended June 30, 2026 was 5.20% and 5.17%, respectively, down by 9 and 13 basis points, respectively, from the same periods in 2025. The decrease reflected the impact of lower market interest rates, partially offset by the benefit from the cessation of deferred loss amortization discussed above.

FHLB advances and brokered time deposits are utilized as wholesale funding sources. The average balance of FHLB advances for the three and six months ended June 30, 2026 decreased by $397.2 million and $348.5 million, respectively, from the comparable periods in 2025. The average rate paid on such advances for the three and six months ended June 30, 2026 was 4.10% and 4.13%, respectively, down by 39 and 43 basis points, respectively, from the same periods in 2025. There were no wholesale brokered time deposits for the three and six months ended June 30, 2026. This compared to

Management's Discussion and Analysis
$8.5 million and $97.9 million, respectively for the three and six months ended June 30, 2025 with average rates of 4.96% and 5.05%, respectively. The decline in wholesale funding balances reflected the benefits from the balance sheet repositioning transactions mentioned above, as well as increases in the average balances of in-market deposits. Rates paid on wholesale funding have declined from the prior year reflecting lower market interest rates.

Average in-market interest-bearing deposits, which excludes wholesale brokered deposits, for the three and six months ended June 30, 2026 increased by $192.2 million and $235.4 million, respectively, from the same periods in 2025, largely reflecting increases in average balances of savings accounts and interest-bearing demand deposits. The average rate paid on in-market interest-bearing deposits for both the three and six months ended June 30, 2026 was 2.41%, down by 40 and 38 basis points, respectively, from the same periods in 2025, largely reflecting lower market interest rates. The average balance of noninterest-bearing demand deposits for the three and six months ended June 30, 2026 increased by $6.0 million and decreased by $5.2 million, respectively, from the same periods in 2025.

Management's Discussion and Analysis
Volume / Rate Analysis - Interest Income and Expense (FTE Basis)
The following table presents certain information on an FTE basis regarding changes in our interest income and interest expense for the periods indicated.  The net change attributable to both volume and rate has been allocated proportionately.

(Dollars in thousands)	Three Months Ended June 30, 2026 vs. 2025			Six Months Ended June 30, 2026 vs. 2025
	Change Due to			Change Due to
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest on Interest-Earning Assets:
Cash, federal funds sold, and other short-term investments	$187	($218)	($31)	($639)	($476)	($1,115)
Mortgage loans held for sale	61	(25)	36	(1,004)	457	(547)
Taxable debt securities	(604)	(158)	(762)	(769)	(52)	(821)
Nontaxable debt securities	—	—	—	—	1	1
Total securities	(604)	(158)	(762)	(769)	(51)	(820)
FHLB stock	(314)	28	(286)	(572)	(151)	(723)
Commercial real estate	(1,613)	(1,019)	(2,632)	(1,441)	(2,827)	(4,268)
Commercial & industrial	590	(211)	379	1,064	(638)	426
Total commercial	(1,023)	(1,230)	(2,253)	(377)	(3,465)	(3,842)
Residential real estate	(763)	465	(298)	(1,740)	811	(929)
Home equity	398	(513)	(115)	724	(969)	(245)
Other	(16)	17	1	(25)	24	(1)
Total consumer	382	(496)	(114)	699	(945)	(246)
Total loans	(1,404)	(1,261)	(2,665)	(1,418)	(3,599)	(5,017)
Total interest income	(2,074)	(1,634)	(3,708)	(4,402)	(3,820)	(8,222)
Interest on Interest-Bearing Liabilities:
Interest-bearing demand deposits (in-market)	578	(1,078)	(500)	1,595	(2,081)	(486)
NOW accounts	6	(82)	(76)	4	(165)	(161)
Money market accounts	117	(1,467)	(1,350)	(437)	(3,152)	(3,589)
Savings accounts	749	(173)	576	1,756	386	2,142
Time deposits (in-market)	(642)	(1,200)	(1,842)	(786)	(2,343)	(3,129)
Interest-bearing in-market deposits	808	(4,000)	(3,192)	2,132	(7,355)	(5,223)
Wholesale brokered time deposits	(53)	(52)	(105)	(1,226)	(1,226)	(2,452)
Total interest-bearing deposits	755	(4,052)	(3,297)	906	(8,581)	(7,675)
FHLB advances	(4,119)	(841)	(4,960)	(7,267)	(1,862)	(9,129)
Junior subordinated debentures	—	(38)	(38)	—	(75)	(75)
Total interest expense	(3,364)	(4,931)	(8,295)	(6,361)	(10,518)	(16,879)
Net interest income (FTE)	$1,290	$3,297	$4,587	$1,959	$6,698	$8,657

Provision for Credit Losses
The provision for credit losses results from management’s review of the adequacy of the ACL. The ACL is management’s estimate, at the reporting date, of expected lifetime credit losses and includes consideration of current forecasted economic conditions. Estimating an appropriate level of ACL necessarily involves a high degree of judgment.

Management's Discussion and Analysis
The following table presents the provision for credit losses for the periods indicated:

(Dollars in thousands)	Three Months				Six Months
			Change				Change
Periods ended June 30,	2026	2025	$	%	2026	2025	$	%
Provision for credit losses on loans	$1,500	$650	$850	131%	$5,400	$2,050	$3,350	163%
Provision for credit losses on unfunded commitments	100	(50)	$150	300	200	(250)	$450	180
Provision for credit losses	$1,600	$600	$1,000	167%	$5,600	$1,800	$3,800	211%

The provision for credit losses for the three and six months ended June 30, 2026 provided for an increase in specific reserves and for changes in our loan portfolio. See additional discussion under the caption “Nonaccrual Loans.”

Net charge-offs totaled $55 thousand and $65 thousand, respectively, for the three and six months ended June 30, 2026, compared to $647 thousand and $3.0 million, respectively, for the same periods in 2025. See additional discussion regarding the ACL under the caption “Asset Quality” below.

Noninterest Income
Noninterest income is an important source of revenue for Washington Trust.  The principal categories of noninterest income are shown in the following table:

(Dollars in thousands)	Three Months				Six Months
			Change				Change
Periods ended June 30,	2026	2025	$	%	2026	2025	$	%
Noninterest income:
Wealth management revenues	$11,201	$10,120	$1,081	11%	$21,848	$20,011	$1,837	9%
Mortgage banking revenues	3,473	3,034	439	14	6,518	5,338	1,180	22
Card interchange fees	1,305	1,247	58	5	2,690	2,756	(66)	(2)
Service charges on deposit accounts	842	808	34	4	1,627	1,552	75	5
Loan related derivative income	583	676	(93)	(14)	810	777	33	4
Income from bank-owned life insurance	904	826	78	9	1,789	1,595	194	12
Gain on sale of bank-owned properties, net	—	—	—	—	—	6,994	(6,994)	(100)
Other income	354	367	(13)	(4)	683	698	(15)	(2)
Total noninterest income	$18,662	$17,078	$1,584	9%	$35,965	$39,721	($3,756)	(9%)
Adjusted noninterest income (non-GAAP)	$18,662	$17,078	$1,584	9%	$35,965	$32,727	$3,238	10%

Noninterest Income Analysis
Total noninterest income amounted to $18.7 million and $36.0 million, respectively, for the three and six months ended June 30, 2026, compared to $17.1 million and $39.7 million, respectively, for the same periods in 2025. Total noninterest income in the six months ended 2025 was impacted by the gain on sale-leaseback transactions as described under the caption “Summary” above. Excluding the impact of this infrequent transaction, adjusted noninterest income (non-GAAP) for the three and six months ended June 30, 2026 was up by $1.6 million and $3.2 million, respectively, from the same periods in 2025.

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

Management's Discussion and Analysis
The categories of wealth management revenues are shown in the following table:

(Dollars in thousands)	Three Months				Six Months
			Change				Change
Periods ended June 30,	2026	2025	$	%	2026	2025	$	%
Wealth management revenues:
Asset-based revenues	$10,869	$9,745	$1,124	12%	$21,449	$19,514	$1,935	10%
Transaction-based revenues	332	375	(43)	(11)	399	497	(98)	(20)
Total wealth management revenues	$11,201	$10,120	$1,081	11%	$21,848	$20,011	$1,837	9%

The following table presents wealth management AUA balances:

(Dollars in thousands)
	June 30, 2026	December 31, 2025	June 30, 2025
AUA (market value as of the date indicated)	$7,916,933	$7,777,250	$7,181,715

Wealth management revenues for the three and six months ended June 30, 2026 increased by $1.1 million and $1.8 million, respectively, from the same periods in 2025, reflecting an increase in asset-based revenues. The increase in asset-based revenues correlated with the change in average AUA balances. The average balance of AUA for the three and six months ended June 30, 2026 increased by 13% and 11%, respectively, over the average balances for the same periods in 2025, largely reflecting net investment appreciation of AUA.

Mortgage banking revenues are dependent on mortgage origination volume and are sensitive to interest rates and the condition of housing markets. The composition of mortgage banking revenues and the volume of loans sold to the secondary market are shown in the following table:

(Dollars in thousands)	Three Months				Six Months
			Change				Change
Periods ended June 30,	2026	2025	$	%	2026	2025	$	%
Mortgage banking revenues:
Realized gains on loan sales, net (1)	$2,733	$2,460	$273	11%	$5,103	$4,035	$1,068	26%
Changes in fair value, net (2)	226	19	207	1,089	390	152	238	157
Loan servicing fee income, net (3)	514	555	(41)	(7)	1,025	1,151	(126)	(11)
Total mortgage banking revenues	$3,473	$3,034	$439	14%	$6,518	$5,338	$1,180	22%

Loans sold to the secondary market (4)	$136,121	$116,775	$19,346	17%	$257,644	$192,274	$65,370	34%
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

For the three and six months ended June 30, 2026, mortgage banking revenues were up by $439 thousand and $1.2 million, respectively, compared to the same periods in 2025, largely reflecting an increase in sales volume. Mortgage banking revenues are also impacted by changes in the fair value of mortgage loans held for sale and forward loan commitments, which are primarily based on current market prices in the secondary market and correlate to changes in the size of the mortgage pipeline.

Management's Discussion and Analysis
Noninterest Expense
The following table presents noninterest expense comparisons:

(Dollars in thousands)	Three Months				Six Months
			Change				Change
Periods ended June 30,	2026	2025	$	%	2026	2025	$	%
Noninterest expense:
Salaries and employee benefits	$25,312	$23,025	$2,287	10%	$49,652	$45,447	$4,205	9%
Outsourced services	4,266	4,404	(138)	(3)	8,649	8,750	(101)	(1)
Net occupancy	2,735	2,662	73	3	5,625	5,403	222	4
Equipment	887	930	(43)	(5)	1,790	1,821	(31)	(2)
Legal, audit, and professional fees	824	726	98	13	1,760	1,476	284	19
FDIC deposit insurance costs	952	1,235	(283)	(23)	1,887	2,497	(610)	(24)
Advertising and promotion	771	717	54	8	1,318	1,127	191	17
Amortization of intangibles	156	203	(47)	(23)	311	407	(96)	(24)
Pension plan settlement charge	—	—	—	—	—	6,436	(6,436)	(100)
Other	2,694	2,628	66	3	5,370	5,362	8	—
Total noninterest expense	$38,597	$36,530	$2,067	6%	$76,362	$78,726	($2,364)	(3%)
Adjusted noninterest expense (non-GAAP)	$38,597	$36,530	$2,067	6%	$76,362	$72,290	$4,072	6%

Noninterest Expense Analysis
Total noninterest expense amounted to $38.6 million and $76.4 million, respectively, for the three and six months ended June 30, 2026, compared to $36.5 million and $78.7 million, respectively, for the same periods in 2025. Total noninterest expense in the six months ended 2025 was impacted by the settlement charge associated with termination of the Corporation’s qualified pension plan, as described under the caption “Summary” above. Excluding the impact of this infrequent transaction, adjusted noninterest expense (non-GAAP) for the three and six months ended June 30, 2026, was up by $2.1 million and $4.1 million, respectively, from the same periods in 2025.

Salaries and employee benefits expense, the largest component of total noninterest expense, for the three and six months ended June 30, 2026 increased by $2.3 million and $4.2 million, respectively, compared to the same periods in 2025. This reflected annual merit and staffing increases, including the addition of resources in our commercial banking and wealth management business lines.

FDIC insurance costs for the three and six months ended June 30, 2026 decreased by $283 thousand and $610 thousand, respectively, compared to the same periods in 2025, reflecting a decrease in average assets from a year ago and a lower FDIC deposit assessment rate.

Income Taxes
The following table presents the Corporation’s income tax provision and applicable tax rates for the periods indicated:

(Dollars in thousands)
	Three Months		Six Months
Periods ended June 30,	2026	2025	2026	2025
Income tax expense	$4,287	$3,888	$7,750	$7,378
Adjusted income tax expense (non-GAAP)	4,287	3,888	7,750	7,237
Effective tax rate	21.2%	22.7%	21.3%	22.5%
Adjusted effective tax rate (non-GAAP)	21.2%	22.7%	21.3%	22.4%
Blended statutory rate	25.0%	25.3%	25.0%	25.3%

Management's Discussion and Analysis
The effective tax rates differed from the federal rate of 21%, primarily due to state income tax expense, which was partially offset by benefits from tax-exempt income, income from BOLI, and federal tax credits. The blended statutory rates include the federal income tax rate of 21% and a blended state income tax rate net of a federal tax benefit.

The decrease in the effective tax rate in 2026 reflected changes in state tax expense and increased federal tax credit benefits.

The Corporation’s net deferred tax assets are reported in other assets and amounted to $36.3 million at June 30, 2026, compared to $36.9 million at December 31, 2025. Management believes deferred tax assets, net of the valuation allowance, are more-likely-than-not to be realized.

Segment Reporting
The Corporation manages its operations through two reportable business segments, consisting of Banking and Wealth Management Services. See Note 12 to the Unaudited Consolidated Financial Statements for additional disclosure related to business segments.

Banking
The following table presents a summarized statement of operations for the Banking business segment:

(Dollars in thousands)	Three Months				Six Months
			Change				Change
Periods ended June 30,	2026	2025	$	%	2026	2025	$	%
Net interest income	$41,803	$37,185	$4,618	12%	$82,328	$73,607	$8,721	12%
Provision for credit losses	1,600	600	1,000	167	5,600	1,800	3,800	211
Net interest income after provision for credit losses	40,203	36,585	3,618	10	76,728	71,807	4,921	7
Noninterest income	7,250	6,720	530	8	13,680	19,355	(5,675)	(29)
Noninterest expense	31,000	28,512	2,488	9	61,102	61,058	44	—
Income before income taxes	16,453	14,793	1,660	11	29,306	30,104	(798)	(3)
Income tax expense	3,426	3,283	143	4	6,160	6,630	(470)	(7)
Net income	$13,027	$11,510	$1,517	13%	$23,146	$23,474	($328)	(1%)

Net interest income for the Banking segment for the three and six months ended June 30, 2026 increased by $4.6 million and $8.7 million, respectively, from the same periods in 2025. Net interest income benefited from lower rates paid on, and decreases in, average interest-bearing liability balances, which was partially offset by decreases in, and lower yields on, average interest-earning asset balances. See additional discussion under the caption “Net Interest Income” above.

The provision for credit losses for the three and six months ended June 30, 2026 increased by $1.0 million and $3.8 million, respectively, from the same periods in 2025. See additional discussion under the caption “Provision for Credit Losses” above.

Noninterest income derived from the Banking segment was $7.3 million and $13.7 million, respectively, for the three and six months ended June 30, 2026, compared to $6.7 million and $19.4 million, respectively, for the same periods in 2025. Included in the six months ended June 30, 2025 was a $7.0 million net gain recognized on sale-leaseback transactions. Excluding this item, Banking noninterest income for the three and six months ended June 30, 2026 increased by $530 thousand and $1.3 million, respectively, largely reflecting increases in mortgage banking revenues. See additional disclosure under the caption “Noninterest Income” above.

Banking noninterest expenses for the three and six months ended June 30, 2026 totaled $31.0 million and $61.1 million, respectively, compared to $28.5 million and $61.1 million, respectively, for the same periods in 2025. Included in the six months ended June 30, 2025 was $4.9 million of the total pension plan settlement charge that was allocated to the Banking segment. Excluding this item, noninterest expenses for the Banking segment for the three and six months ended June 30, 2026 increased by $2.5 million and $4.9 million, respectively, reflecting increases in salaries and employee benefits expense and outsourced services expense, partially offset by a decrease in FDIC deposit insurance costs. The increase in outsourced services reflected changes in third-party provided services, including software as a service and processing costs. See

Management's Discussion and Analysis
additional discussion of salaries and employee benefits expense and FDIC deposit insurance costs under the caption “Noninterest Expense” above.

Wealth Management Services
The following table presents a summarized statement of operations for the Wealth Management Services business segment:

(Dollars in thousands)	Three Months				Six Months
			Change				Change
Periods ended June 30,	2026	2025	$	%	2026	2025	$	%
Net interest income	$—	$—	$—	—%	$—	$—	$—	—%
Noninterest income	11,412	10,358	1,054	10	22,285	20,366	1,919	9
Noninterest expense	7,597	8,018	(421)	(5)	15,260	17,668	(2,408)	(14)
Income before income taxes	3,815	2,340	1,475	63	7,025	2,698	4,327	160
Income tax expense	861	605	256	42	1,590	748	842	113
Net income	$2,954	$1,735	$1,219	70%	$5,435	$1,950	$3,485	179%

Noninterest income derived from the Wealth Management Services segment for the three and six months ended June 30, 2026 increased by $1.1 million and $1.9 million, respectively, from the same periods in 2025, largely reflecting an increase in asset-based revenues. See further discussion under the caption “Noninterest Income” above.

Noninterest expenses for the Wealth Management Services segment for the three and six months ended June 30, 2026 totaled $7.6 million and $15.3 million, respectively, compared to $8.0 million and $17.7 million, respectively, for the same periods in 2025. Included in the six months ended June 30, 2025 was $1.5 million of the total pension plan settlement charge that was allocated to the Wealth Management Services segment. Excluding this item, noninterest expenses for the Wealth Management Services segment for the three and six months ended June 30, 2026 decreased by $421 thousand and $872 thousand, respectively, reflecting decreases in outsourced services expense, partially offset by an increase in salaries and employee benefits expense. The decrease in outsourced services was attributable to changes in third-party provided services, including software as a service. See additional discussion of salaries and employee benefits expense under the caption “Noninterest Expense” above.

Financial Condition
Summary
The following table presents selected financial condition data:

(Dollars in thousands)			Change
	June 30, 2026	December 31, 2025	$	%
Available for sale debt securities	$885,321	$940,342	($55,021)	(6%)
Total loans	5,103,069	5,134,388	(31,319)	(1)
Allowance for credit losses on loans	42,571	37,236	5,335	14
Total assets	6,547,904	6,621,694	(73,790)	(1)
Total deposits	5,358,873	5,269,990	88,883	2
FHLB advances	456,000	626,000	(170,000)	(27)
Total shareholders’ equity	553,523	543,584	9,939	2

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

Determination of Fair Value
The Corporation uses an independent pricing service to obtain quoted prices. The prices provided by the independent pricing service are generally based on observable market data in active markets. The determination of whether markets are active or inactive is based upon the level of trading activity for a particular security class. Management reviews the independent pricing service’s documentation to gain an understanding of the appropriateness of the pricing methodologies. Management also reviews the prices provided by the independent pricing service for reasonableness based upon current trading levels for similar securities. If the prices appear unusual, they are re-examined and the value is either confirmed or revised. In addition, management periodically performs independent price tests of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of June 30, 2026 and December 31, 2025, management did not make any adjustments to the prices provided by the pricing service.

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

Securities Portfolio
The carrying amounts of securities held are as follows:

(Dollars in thousands)	June 30, 2026		December 31, 2025
	Amount	% of Total	Amount	% of Total
Available for Sale Debt Securities:
Obligations of U.S. government agencies and government-sponsored enterprises	$39,790	4%	$39,958	4%
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	828,135	94	880,894	94
Obligations of states and political subdivisions	660	—	663	—
Individual name issuer trust preferred debt securities	6,096	1	6,103	1
Corporate bonds	10,640	1	12,724	1
Total available for sale debt securities	$885,321	100%	$940,342	100%

The securities portfolio represented 14% of total assets at both June 30, 2026 and December 31, 2025. The largest component of the securities portfolio is mortgage-backed securities, all of which are issued by U.S. government agencies or U.S. government-sponsored enterprises.

The securities portfolio decreased by $55.0 million, or 6%, from the end of 2025, largely reflecting routine pay-downs on mortgage-backed securities.

The carrying amounts of available for sale debt securities as of June 30, 2026 and December 31, 2025 included net unrealized losses of $96.7 million and $94.9 million, respectively. The net unrealized losses were primarily concentrated in obligations of U.S. government agencies and U.S. government-sponsored enterprises, including mortgage-backed securities, and primarily attributable to relative changes in market interest rates since the time of purchase. See Note 3 to the Unaudited Consolidated Financial Statements for additional information.

Management's Discussion and Analysis
Loans
We primarily serve individuals and businesses located in southern New England, and a substantial portion of our loans are secured by properties in southern New England. Total loans amounted to $5.1 billion at June 30, 2026, down by $31.3 million, or 1%, from the end of 2025.

The following table sets forth the composition of the Corporation’s loan portfolio:

(Dollars in thousands)	June 30, 2026		December 31, 2025
	Amount	% of Total	Amount	% of Total
Commercial:
Commercial real estate	$2,050,249	40%	$2,183,985	43%
Commercial & industrial	665,855	13	564,082	11
Total commercial	2,716,104	53	2,748,067	54
Residential Real Estate:
Residential real estate (1)	2,042,406	40	2,050,399	40
Consumer:
Home equity	328,802	6	318,862	6
Other	15,757	1	17,060	—
Total consumer	344,559	7	335,922	6
Total loans	$5,103,069	100%	$5,134,388	100%
(1)Includes negative basis adjustments associated with fair value hedges of $1.5 million and $335 thousand, respectively, at June 30, 2026 and December 31, 2025. See Note 6 to the Unaudited Consolidated Financial Statements for additional disclosure.

Commercial Loans
The commercial loan portfolio represented 53% of total loans at June 30, 2026, compared to 54% at December 31, 2025.

In making commercial loans, we may occasionally solicit the participation of other banks. The Bank also participates in commercial loans originated by other banks. In such cases, these loans are individually underwritten by us using standards similar to those employed for our self-originated loans. Our participation in commercial loans originated by other banks amounted to $528.6 million and $613.5 million, respectively, at June 30, 2026 and December 31, 2025. Our participation in commercial loans originated by other banks also includes SNCs. SNCs are defined as participation in loans or loan commitments of at least $100.0 million that are shared by three or more banks.

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

Commercial Real Estate Loans
CRE loans totaled $2.1 billion at June 30, 2026, down by $133.7 million, or 6%, from the balance at December 31, 2025. In the first six months of 2026, CRE advances and originations amounted to $147.3 million, which were more than offset by payments.

Management's Discussion and Analysis
The following table presents a geographic summary of CRE loans by property location:

(Dollars in thousands)	June 30, 2026		December 31, 2025
	Outstanding Balance	% of Total	Outstanding Balance	% of Total
Connecticut	$682,715	33%	$816,532	37%
Massachusetts	666,829	33	713,856	33
Rhode Island	409,619	20	375,905	17
Subtotal	1,759,163	86	1,906,293	87
All other states	291,086	14	277,692	13
Total	$2,050,249	100%	$2,183,985	100%

Management considers the CRE portfolio to be well-diversified with loans across several property types. Other than the multi-family segment that is discussed further below, there were no other property types within the CRE portfolio that exceeded 10% of total loans. The following table presents a summary of CRE loans by property type segmentation:

(Dollars in thousands)	June 30, 2026		December 31, 2025
	Outstanding Balance (1)	% of CRE Total	Outstanding Balance (1)	% of CRE Total
CRE Portfolio Segmentation:
Multi-family	$644,249	31%	$667,388	31%
Retail	420,295	20	436,961	20
Industrial and warehouse	325,720	16	380,403	17
Hospitality	242,261	12	230,549	11
Office	212,074	10	237,706	11
Healthcare facility	132,488	6	156,871	7
Mixed-use	28,349	1	26,440	1
Other	44,813	4	47,667	2
Total CRE loans	$2,050,249	100%	$2,183,985	100%

Construction & development loans outstanding, included above	$63,279		$86,682
Participation in CRE loans originated by other banks, included above (2)	$429,784		$518,493
Average CRE loan size (3)	$5,147		$5,217
Largest individual CRE loan outstanding	$65,523		$65,509
(1)Does not include unfunded commitments of $147.4 million and $127.1 million, respectively, as of June 30, 2026 and December 31, 2025.
(2)Includes SNC balances of $27.9 million and $45.6 million, respectively, as of June 30, 2026 and December 31, 2025. There were no classified SNC balances as of June 30, 2026 or December 31, 2025.
(3)Total commitment (outstanding loan balance plus unfunded commitments) divided by number of loans.

Multi-family, our largest single CRE segment, totaled $644.2 million as of June 30, 2026, representing 13% of total loans and 31% of the total CRE portfolio. This segment includes non-owner occupied residential properties consisting of four or more units that are rented to tenants. At June 30, 2026, the credit quality of the multi-family segment was 100% pass-rated. Also, there were no nonaccrual loans and all loans were current with respect to payment terms at June 30, 2026 in this segment.

There continues to be heightened focus in the banking industry on the CRE office sector, given the continuation of remote work and elevated vacancies across the office market. As of June 30, 2026, Washington Trust’s CRE office loan segment totaled $212.1 million, or 4% of total loans and 10% of the total CRE loans. The loans are secured by non-owner occupied office properties, including medical office and lab space, located in our primary lending market area of southern New England - Massachusetts, Connecticut, and Rhode Island. Furthermore, approximately 62% of the CRE office segment balance is secured by properties located in suburban areas. As of June 30, 2026, 86% of the CRE office segment was on accruing status and current with respect to payment terms. Additionally, the credit quality of the CRE office loan segment was 69% pass-rated, 15% special mention-rated, and 17% classified as of June 30, 2026.

Management's Discussion and Analysis

Commercial and Industrial Loans
C&I loans amounted to $665.9 million at June 30, 2026, up by $101.8 million, or 18%, from the balance at December 31, 2025, largely reflecting growth from our institutional banking team who serve educational, healthcare and non-profit institutions. In the first six months of 2026, C&I originations and advances amounted to $123.7 million and were partially offset by payments.

Management considers the C&I portfolio to be well-diversified with loans across several industries. The following table presents a summary of C&I loan by industry segmentation:

(Dollars in thousands)	June 30, 2026		December 31, 2025
	Outstanding Balance (1)	% of C&I Total	Outstanding Balance (1)	% of C&I Total
C&I Portfolio Segmentation:
Healthcare and social assistance	$150,391	23%	$150,061	27%
Educational services	135,253	20	54,245	10
Retail trade	71,933	11	48,289	9
Transportation and warehousing	55,038	8	55,315	10
Accommodation and food services	32,585	5	26,431	5
Manufacturing	27,592	4	23,714	4
Finance and insurance	27,017	4	22,727	4
Arts, entertainment, and recreation	24,306	4	22,043	4
Information	21,196	3	21,843	4
Professional, scientific, and technical services	20,936	3	12,490	2
Real estate rental and leasing	20,600	3	57,113	10
Public administration	6,026	1	1,448	—
Other	72,982	11	68,363	11
Total C&I loans	$665,855	100%	$564,082	100%

Participation in C&I loans originated by other banks, included above (2)	$98,855		$95,047
Average C&I loan size (3)	$947		$839
Largest individual C&I loan outstanding	$32,274		$33,001
(1)Does not include unfunded commitments of $304.8 million and $306.9 million, respectively, as of June 30, 2026 and December 31, 2025.
(2)Includes SNC balances of $76.5 million and $72.0 million, respectively, as of June 30, 2026 and December 31, 2025, all of which were pass-rated.
(3)Total commitment (outstanding loan balance plus unfunded commitments) divided by number of loans.

Healthcare and social assistance, our largest single C&I segment, totaled $150.4 million as of June 30, 2026, representing 3% of total loans and 23% of the total C&I portfolio. This segment includes specialty medical practices, elder services, and community and mental health centers. At June 30, 2026, the credit quality of the healthcare and social assistance segment was 100% pass-rated. Also, there were no nonaccrual loans and all loans were current with respect to payment terms at June 30, 2026 in this segment.

Residential Real Estate Loans
The residential real estate loan portfolio represented 40% of total loans at both June 30, 2026 and December 31, 2025.

Residential real estate loans amounted to $2.0 billion at June 30, 2026, down by $8.0 million, or 0.4%, from the balance at December 31, 2025, as loan originations were more than offset by payments.

Management's Discussion and Analysis
The following is a geographic summary of residential real estate loans by property location:

(Dollars in thousands)	June 30, 2026		December 31, 2025
	Amount	% of Total	Amount	% of Total
Massachusetts	$1,399,136	69%	$1,433,920	70%
Rhode Island	493,315	24	469,008	23
Connecticut	127,604	6	125,866	6
Subtotal	2,020,055	99	2,028,794	99
All other states	22,351	1	21,605	1
Total (1)	$2,042,406	100%	$2,050,399	100%
(1)Includes residential mortgage loans purchased from and serviced by other financial institutions totaling $35.1 million and $38.5 million, respectively, as of June 30, 2026 and December 31, 2025.

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

The table below presents residential real estate loan origination activity:

(Dollars in thousands)	Three Months				Six Months
Periods ended June 30,	2026		2025		2026		2025
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Originations for retention in portfolio (1)	$78,934	37%	$51,331	28%	$115,747	31%	$78,993	28%
Originations for sale to the secondary market (2)	137,134	63	130,212	72	255,485	69	205,731	72
Total	$216,068	100%	$181,543	100%	$371,232	100%	$284,724	100%
(1)Includes the full commitment amount of homeowner construction loans.
(2)Includes brokered loans (loans originated for others).

The table below presents residential real estate loan sales activity:

(Dollars in thousands)
	Three Months				Six Months
Periods ended June 30,	2026		2025		2026		2025
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Loans sold with servicing rights retained	$7,586	6%	$7,762	7%	$12,256	5%	$24,581	13%
Loans sold with servicing rights released (1)	128,535	94	109,013	93	245,388	95	167,693	87
Total	$136,121	100%	$116,775	100%	$257,644	100%	$192,274	100%
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

Loans are sold with servicing retained or released. Loans sold with servicing rights retained result in the capitalization of servicing rights. Loan servicing rights are included in other assets and are subsequently amortized as an offset to mortgage banking revenues over the estimated period of servicing. The net balance of capitalized servicing rights amounted to $6.1 million and $6.6 million, respectively, as of June 30, 2026 and December 31, 2025. The balance of residential mortgage loans serviced for others, which are not included in the Unaudited Consolidated Balance Sheets, amounted to $1.3 billion at both June 30, 2026 and December 31, 2025.

Management's Discussion and Analysis

Consumer Loans
The consumer loan portfolio represented 7% of total loans at June 30, 2026, compared to 6% at December 31, 2025.

Consumer loans include home equity loans and lines of credit and personal installment loans. Home equity lines of credit and home equity loans represented 95% of the total consumer portfolio at June 30, 2026. Our home equity line and home equity loan origination activities are conducted primarily in southern New England. The Bank estimates that approximately 45% of the combined home equity lines of credit and home equity loan balances are first lien positions or subordinate to other Washington Trust mortgages.

The consumer loan portfolio totaled $344.6 million at June 30, 2026, up by $8.6 million, or 3%, from December 31, 2025, reflecting an increase in home equity lines and loans.

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

Nonperforming Assets
Nonperforming assets include nonaccrual loans and OREO.

The following table presents nonperforming assets and additional asset quality data:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Commercial:
Commercial real estate	$28,923	$—
Commercial & industrial	126	—
Total commercial	29,049	—
Residential Real Estate:
Residential real estate	9,072	11,099
Consumer:
Home equity	1,695	1,824
Other	—	—
Total consumer	1,695	1,824
Total nonaccrual loans	39,816	12,923
OREO, net	—	—
Total nonperforming assets	$39,816	$12,923

Nonperforming assets to total assets	0.61%	0.20%
Nonperforming loans to total loans	0.78%	0.25%
Total past due loans to total loans	0.81%	0.22%
Allowance for credit losses on loans to total loans	0.83%	0.73%
Allowance for credit losses on loans to nonaccrual loans	106.92%	288.14%
Accruing loans 90 days or more past due	$—	$—

Nonaccrual Loans
During the six months ended June 30, 2026, the Corporation made no changes in its practices or policies concerning the placement of loans into nonaccrual status.

Management's Discussion and Analysis

The following table presents the activity in nonaccrual loans:

(Dollars in thousands)	Three Months		Six Months
For the periods ended June 30,	2026	2025	2026	2025
Balance at beginning of period	$40,440	$21,626	$12,923	$23,307
Additions to nonaccrual status	2,457	10,454	31,521	12,596
Loans returned to accruing status	(2,318)	(1,493)	(2,387)	(1,497)
Loans charged-off	(78)	(667)	(162)	(3,189)
Loans transferred to other real estate owned	—	—	—	—
Payments, payoffs, and other changes	(685)	(3,812)	(2,079)	(5,109)
Balance at end of period	$39,816	$26,108	$39,816	$26,108

The following table presents additional detail on nonaccrual loans:

(Dollars in thousands)	June 30, 2026					December 31, 2025
		Days Past Due					Days Past Due
	Current	30-89	90 or More	Total Nonaccrual	% (1)	Current	30-89	90 or More	Total Nonaccrual	% (1)
Commercial:
Commercial real estate	$—	$—	$28,923	$28,923	1.41%	$—	$—	$—	$—	—%
Commercial & industrial	—	—	126	126	0.02	—	—	—	—	—
Total commercial	—	—	29,049	29,049	1.07	—	—	—	—	—
Residential Real Estate:
Residential real estate	3,017	4,564	1,491	9,072	0.44	3,228	4,869	3,002	11,099	0.54
Consumer:
Home equity	647	318	730	1,695	0.52	1,347	131	346	1,824	0.57
Other	—	—	—	—	—	—	—	—	—	—
Total consumer	647	318	730	1,695	0.49	1,347	131	346	1,824	0.54
Total nonaccrual loans	$3,664	$4,882	$31,270	$39,816	0.78%	$4,575	$5,000	$3,348	$12,923	0.25%
(1)    Percentage of nonaccrual loans to the total loans outstanding within the respective loan class.

As of June 30, 2026, the composition of nonaccrual loans was 73% commercial and 27% residential and consumer. As of December 31, 2025, nonaccrual loans were 100% residential and consumer.

Nonaccrual loans at June 30, 2026 totaled $39.8 million, up by $26.9 million from the end of 2025. Two CRE office segment loans with underlying properties located in our primary lending area were placed on nonaccrual status in the first quarter of 2026. The first loan, with a carrying value of $22.3 million at June 30, 2026, was placed on nonaccrual status when notification of a tenant’s intent to vacate was received in March and workout discussions ensued. Management continues efforts to resolve this problem loan and specific reserves have been established reflecting the estimated loss resulting from a proposed modification structure. The second loan, with a carrying value of $6.6 million at June 30, 2026, was placed on nonaccrual status when the loan matured. Negotiations of renewal terms commenced in March 2026 and are ongoing. Specific reserves have been established on this loan based on a recent appraisal of the underlying collateral and continued negotiations with the borrower.

Management's Discussion and Analysis
Past Due Loans
The following table presents past due loans by class:

(Dollars in thousands)	June 30, 2026		December 31, 2025
	Amount	% (1)	Amount	% (1)
Commercial:
Commercial real estate	$28,923	1.41%	$648	0.03%
Commercial & industrial	464	0.07	7	—
Total commercial	29,387	1.08	655	0.02
Residential Real Estate:
Residential real estate	9,908	0.49	9,095	0.44
Consumer:
Home equity	2,086	0.63	1,607	0.50
Other	27	0.17	26	0.15
Total consumer	2,113	0.61	1,633	0.49
Total past due loans	$41,408	0.81%	$11,383	0.22%
(1)Percentage of past due loans to the total loans outstanding within the respective loan class.

The composition of past due loans (loans past due 30 days or more) was 71% commercial and 29% residential and consumer as of June 30, 2026, compared to 6% commercial and 94% residential and consumer as of December 31, 2025.

Total past due loans increased by $30.0 million from the end of 2025, primarily due to the two CRE office segment loans that were placed on nonaccrual status in the first quarter of 2026 and are further discussed above.

Total past due loans included $36.2 million of nonaccrual loans as of June 30, 2026, compared to $8.3 million as of December 31, 2025.

All loans 90 days or more past due at June 30, 2026 and December 31, 2025 were classified as nonaccrual.

Potential Problem Loans
Potential problem loans are loans that are currently performing in accordance with contractual terms, but where possible credit problems of the related borrowers causes management to have doubts about the ability of such borrowers to comply with the present loan repayment terms and which may result in such loans becoming nonperforming at some time in the future. The Corporation classifies certain loans as “substandard,” “doubtful,” or “loss” based on criteria consistent with guidelines provided by banking regulators. Management considers potential problem loans to be classified accruing commercial loans that were less than 90 days past due at June 30, 2026. Potential problem loans are not included in the amounts of nonaccrual loans presented above.

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

Management has identified $6.1 million in potential problem loans at June 30, 2026, compared to $28.4 million at December 31, 2025. As of June 30, 2026, the balance of potential problem loans consisted of one CRE loan secured by an office property in our primary lending market area. At June 30, 2026, this loan was current with respect to payment terms.

Allowance for Credit Losses on Loans
The ACL on loans is management’s estimate of expected lifetime credit losses on loans carried at amortized cost.  The ACL on loans is established through a provision for credit losses recognized in earnings. The ACL on loans is reduced by charge-offs on loans and is increased by recoveries of amounts previously charged off. There were no significant changes in our modeling methodology to determine the ACL on loans during the three and six months ended June 30, 2026.

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

The Corporation does not recognize a recovery when new appraisals indicate a subsequent increase in value.

The following table presents additional detail on the Corporation’s loan portfolio and associated allowance:

(Dollars in thousands)	June 30, 2026			December 31, 2025
	Loans	Related Allowance	Allowance / Loans	Loans	Related Allowance	Allowance / Loans
Individually analyzed loans	$37,693	$6,164	16.35%	$8,922	$43	0.48%
Pooled (collectively evaluated) loans (1)	5,066,860	36,407	0.72	5,125,801	37,193	0.73
Total	$5,104,553	$42,571	0.83%	$5,134,723	$37,236	0.73%
(1)The amount reported for pooled loans excludes negative basis adjustments associated with fair value hedges of $1.5 million and $335 thousand, respectively, at June 30, 2026 and December 31, 2025. See Note 6 to the Unaudited Consolidated Financial Statements for additional disclosure.

The ACL on loans amounted to $42.6 million at June 30, 2026, up by $5.3 million, or 14%, from the balance at December 31, 2025. The ACL on loans as a percentage of total loans, also known as the reserve coverage ratio, was 0.83% at June 30, 2026, compared to 0.73% at December 31, 2025. ACL on loans as percentage of nonaccrual loans was 106.92% at June 30, 2026, compared to 288.14% at December 31, 2025.

Net charge-offs totaled $55 thousand and $65 thousand, respectively, for the three and six months ended June 30, 2026, compared to $647 thousand and $3.0 million, respectively, for the three and six months ended June 30, 2025.

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

(Dollars in thousands)	June 30, 2026			December 31, 2025
	Allocated ACL	ACL to Loans	Loans to Total Portfolio (1)	Allocated ACL	ACL to Loans	Loans to Total Portfolio (1)
Commercial:
Commercial real estate	$25,446	1.24%	40%	$19,766	0.91%	43%
Commercial & industrial	9,557	1.44	13	9,750	1.73	11
Total commercial	35,003	1.29	53	29,516	1.07	54
Residential Real Estate:
Residential real estate	6,150	0.30	40	6,270	0.31	40
Consumer:
Home equity	1,225	0.37	6	1,186	0.37	6
Other	193	1.22	1	264	1.55	—
Total consumer	1,418	0.41	7	1,450	0.43	6
Total ACL on loans at end of period	$42,571	0.83%	100%	$37,236	0.73%	100%
(1)Percentage of loans outstanding in respective class to total loans outstanding.

Sources of Funds
Our sources of funds may include in-market deposits, wholesale brokered deposits, FHLB advances, other borrowings, and proceeds from the sales, maturities, and payments of loans and investment securities.  The Corporation uses funds to originate and purchase loans, purchase investment securities, conduct operations, expand the branch network, and pay dividends to shareholders.

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

The following table presents a summary of deposits:

(Dollars in thousands)	June 30, 2026		December 31, 2025		Balance Change
	Amount	% of Total	Amount	% of Total	$	%
Noninterest-bearing demand deposits	$644,011	12%	$595,092	11%	$48,919	8%
Interest-bearing demand deposits	745,273	14	756,794	14	(11,521)	(2)
NOW accounts	701,615	13	715,114	14	(13,499)	(2)
Money market accounts	1,270,616	24	1,185,420	22	85,196	7
Savings accounts	863,856	16	796,887	15	66,969	8
Time deposits (in-market)	1,133,502	21	1,220,683	24	(87,181)	(7)
Total in-market deposits	5,358,873	100	5,269,990	100	88,883	2
Wholesale brokered time deposits	—	—	—	—	—	—
Total deposits	$5,358,873	100%	$5,269,990	100%	$88,883	2%

Management's Discussion and Analysis
Total deposits were up by $88.9 million, or 2%, from the balance at December 31, 2025, reflecting growth in new depositor relationships established by our commercial institutional banking and treasury management teams. There were no wholesale brokered time deposits at June 30, 2026 or December 31, 2025. Competition for deposits in our market area is strong, and continued demand for higher‑cost deposit products remains. Washington Trust remains focused on maintaining existing depositor relationships and supporting organic deposit growth.

The following table presents a summary of the Bank’s uninsured deposits:

(Dollars in thousands)	June 30, 2026		December 31, 2025
	Balance	% of Total Deposits	Balance	% of Total Deposits
Uninsured Deposits:
Uninsured deposits (1)	$1,451,914	27%	$1,417,127	27%
Less: affiliate deposits (2)	88,408	2	85,651	2
Uninsured deposits, excluding affiliate deposits	1,363,506	25	1,331,476	25
Less: fully-collateralized preferred deposits (3)	165,010	3	220,937	4
Uninsured deposits, after exclusions	$1,198,496	22%	$1,110,539	21%
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

Borrowings
Borrowings primarily consist of FHLB advances, which are used as a source of funding for liquidity and interest rate risk management purposes. FHLB advances totaled $456.0 million at June 30, 2026, down by $170.0 million, or 27%, from the balance at the end of 2025. For additional information regarding FHLB advances see Note 9 to the Unaudited Consolidated Financial Statements.

FHLB advances decreased from the end of 2025 reflecting increases in in-market deposits and timing of liquidity management activities.

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

Capital Resources
Total shareholders’ equity amounted to $553.5 million at June 30, 2026, up by $9.9 million from December 31, 2025. This net increase primarily reflected net income of $28.6 million, partially offset by dividend declarations of $21.7 million.

Washington Trust declared a quarterly dividend of 56 cents per share for the three months ended June 30, 2026, unchanged from the 56 cents per share declared for the same period in 2025.

The ratio of total equity to total assets amounted to 8.45% at June 30, 2026, compared to a ratio of 8.21% at December 31, 2025.  Book value per share was $29.02 at June 30, 2026, compared to $28.56 at December 31, 2025.

The Bancorp and the Bank are subject to various regulatory capital requirements. See Note 10 to the Unaudited Consolidated Financial Statements for additional discussion regarding shareholders’ equity.

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

The ALCO reviews simulation results to determine whether the Corporation’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure.  As of June 30, 2026 and December 31, 2025, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Corporation. All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Corporation’s balance sheet remain stable. The unchanged rate scenario as of June 30, 2026 shows net interest income trending higher over the next 12- and 24-month periods.

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

Management's Discussion and Analysis

The following table sets forth the estimated change in net interest income compared to an unchanged rate scenario over the periods indicated for parallel changes in market interest rates using the Corporation’s on- and off-balance sheet financial instruments as of June 30, 2026 and December 31, 2025.  Interest rates are assumed to shift by parallel rate changes as shown in the table below. Further, deposits are assumed to have certain minimum rate levels below which they will not fall.  It should be noted that the rate scenarios shown do not necessarily reflect the ALCO’s view of the “most likely” change in interest rates over the periods indicated.

	June 30, 2026		December 31, 2025
	Months 1 - 12	Months 13 - 24	Months 1 - 12	Months 13 - 24
100 basis point rate decrease	(2.36%)	(3.95%)	(1.72%)	(2.33%)
200 basis point rate decrease	(4.62)	(8.17)	(3.30)	(5.07)
300 basis point rate decrease	(6.74)	(13.11)	(4.77)	(8.28)
100 basis point rate increase	0.79	0.08	0.52	(0.54)
200 basis point rate increase	2.89	2.69	2.07	2.36
300 basis point rate increase	4.75	4.45	3.72	4.54

The relative change in interest rate sensitivity from December 31, 2025, as shown in the above table, was attributable to changes in balance sheet composition and market interest rates. The changes reflected a shift in the mix of in-market deposits, as well as lower balances of loans and wholesale funding.

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

The following table summarizes the potential change in market value of the Corporation’s available for sale debt securities as of June 30, 2026 and December 31, 2025 resulting from immediate parallel rate shifts:

(Dollars in thousands)
Security Type	Down 100 Basis Points	Up 200 Basis Points
Obligations of U.S. government-sponsored enterprise securities (callable)	$737	($1,424)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	41,958	(101,577)
Obligations of states and political subdivisions	26	(89)
Trust preferred debt and other corporate debt securities	57	(111)
Total change in market value as of June 30, 2026	$42,778	($103,201)
Total change in market value as of December 31, 2025	$43,783	($110,315)

Liquidity Risk Management
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand.  The Corporation’s primary source of liquidity is in-market deposits, which funded approximately 80% of total average assets in the six months ended June 30, 2026.  While the generally preferred funding strategy is to attract and retain low-cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace.  Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and brokered deposits), cash flows from the investment securities portfolio, and loan repayments.  Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs, although management has no intention to do so at this time.

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

The table below presents a summary of contingent liquidity balances by source:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Contingent Liquidity:
Federal Home Loan Bank of Boston (1)	$1,448,030	$1,356,005
Federal Reserve Bank of Boston (2)	98,557	104,379
Available cash liquidity (3)	42,678	17,460
Unencumbered securities	494,925	539,830
Total contingent liquidity	$2,084,190	$2,017,674

Percentage of total contingent liquidity to uninsured deposits	143.5%	142.4%
Percentage of total contingent liquidity to uninsured deposits, after exclusions	173.9%	181.7%
(1)As of June 30, 2026 and December 31, 2025, loans with a carrying value of $2.8 billion and $2.9 billion, respectively, and securities available for sale with carrying values of $68.5 million and $71.8 million, respectively, were pledged to the FHLB resulting in this additional borrowing capacity.
(2)As of June 30, 2026 and December 31, 2025, loans with a carrying value of $57.5 million and $58.3 million, respectively, and securities available for sale with a carrying value of $54.3 million and $57.6 million, respectively, were pledged to the FRBB for the discount window resulting in this additional unused borrowing capacity.
(3)Available cash liquidity excludes amounts restricted for collateral purposes and designated for operating needs.

In addition to the amounts presented above, the Bank also had access to a $40.0 million unused line of credit with the FHLB at June 30, 2026 and December 31, 2025.

The ALCO establishes and monitors internal liquidity measures to manage liquidity exposure. Liquidity remained within target ranges established by the ALCO during the six months ended June 30, 2026.  Based on its assessment of the liquidity considerations described above, management believes the Corporation’s sources of funding meet anticipated funding needs.

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

Item 4.  Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, of the Corporation’s disclosure controls and procedures as of the period ended June 30, 2026.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Corporation’s management including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.  The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

Internal Control Over Financial Reporting
There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3.  Defaults Upon Senior Securities
None.

Item 4.  Mine Safety Disclosures
Not applicable.

Item 5.  Other Information
Insider Trading Arrangements
During the three months ended June 30, 2026, none of the Corporation’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6.  Exhibits
(a) Exhibits.  The following exhibits are included as part of this Form 10-Q:

Exhibit Number
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Filed herewith.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Furnished herewith. (1)
101	The following materials from Washington Trust Bancorp, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2026 formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related Notes to these consolidated financial statements.
104	The cover page from the Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2026 has been formatted in Inline XBRL and contained in Exhibit 101.
(1)These certifications are not “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Securities Exchange Act.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASHINGTON TRUST BANCORP, INC.
(Registrant)

Date:	August 6, 2026	By:	/s/ Edward O. Handy III
Edward O. Handy III
Chairman and Chief Executive Officer
(principal executive officer)

Date:	August 6, 2026	By:	/s/ Ronald S. Ohsberg
Ronald S. Ohsberg
Senior Executive Vice President, Chief Financial Officer, and Treasurer
(principal financial officer)

Date:	August 6, 2026	By:	/s/ Maria N. Janes
Maria N. Janes
Executive Vice President, Chief Accounting Officer, and Controller
(principal accounting officer)