Form 10-Q
period 2026-09-30
WASHINGTON TRUST BANCORP INC
filed 2026-11-05
CIK 737468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
	September 30, 2026	or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.
Commission file number:  001-32991
WASHINGTON TRUST BANCORP, INC.
(Exact name of registrant as specified in its charter)

Rhode Island			05-0404671
(State or other jurisdiction of incorporation or organization)			(IRS Employer Identification No.)
23 Broad Street,	Westerly,	Rhode Island	02891
(Address of principal executive offices)			(Zip Code)

(401) 348-1200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
COMMON STOCK, $.0625 PAR VALUE PER SHARE	WASH	Nasdaq Global Select Market

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
☐ Yes ☒ No
The number of shares of common stock of the registrant outstanding as of October 31, 2026 was 19,093,323.

Glossary of Acronyms and Terms

The following is a list of acronyms and terms that are used throughout this Quarterly Report on Form 10-Q:

2025 Repurchase Program	Washington Trust Bancorp, Inc.'s Stock Repurchase Program commencing May 15, 2025
2026 Repurchase Program	Washington Trust Bancorp, Inc.'s Stock Repurchase Program commencing May 16, 2026
ACL	Allowance for credit losses
ALCO	Asset/Liability Committee
AOCL	Accumulated other comprehensive loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	Automated teller machine
AUA	Assets under administration
Bancorp	Washington Trust Bancorp, Inc.
Bank	The Washington Trust Company, of Westerly
BOLI	Bank-owned life insurance
C&I	Commercial and industrial
CDARS	Certificate of Deposit Account Registry Service
CODM	Chief Operating Decision Maker
Corporation	The Bancorp and its subsidiaries
CRE	Commercial real estate
DDM	Demand Deposit Marketplace
EPS	Earnings per common share
ERM	Enterprise risk management
Exchange Act	Securities Exchange Act of 1934, as amended
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank of Boston
FRBB	Federal Reserve Bank of Boston
FTE	Fully taxable equivalent
GAAP	Accounting principles generally accepted in the United States of America
ICS	Insured Cash Sweep
LTV	Loan to value
NIM	Net interest margin
OREO	Property acquired through foreclosure or repossession
S&P	Standard and Poor's, Inc.
SBA	Small Business Administration
SEC	U.S. Securities and Exchange Commission
SNC	Shared National Credit
TLM	Troubled loan modification
Washington Trust	The Bancorp and its subsidiaries

PART I.  Financial Information
Item 1.  Financial Statements

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)
(Dollars in thousands, except par value)

	September 30, 2026	December 31, 2025
Assets:
Cash and due from banks	$21,675	$29,481
Interest-earning deposits with correspondent banks	63,892	61,375
Short-term investments	9,924	12,878
Mortgage loans held for sale, at fair value	31,530	35,833
Available for sale debt securities, at fair value (amortized cost of $958,701, net of allowance for credit losses on securities of $0 at September 30, 2026; and amortized cost of $1,035,205; net of allowance for credit losses on securities of $0 at December 31, 2025)	817,801	940,342
Federal Home Loan Bank stock, at cost	19,715	29,473
Loans:
Total loans	5,164,852	5,134,388
Less: allowance for credit losses on loans	40,488	37,236
Net loans	5,124,364	5,097,152
Premises and equipment, net	27,992	25,402
Operating lease right-of-use assets	34,130	35,904
Investment in bank-owned life insurance	115,172	115,126
Goodwill	63,909	63,909
Identifiable intangible assets, net	3,837	4,303
Other assets	204,550	170,516
Total assets	$6,538,491	$6,621,694
Liabilities:
Deposits:
Noninterest-bearing deposits	$690,665	$595,092
Interest-bearing deposits	4,745,351	4,674,898
Total deposits	5,436,016	5,269,990
Federal Home Loan Bank advances	376,000	626,000
Junior subordinated debentures	22,681	22,681
Operating lease liabilities	37,083	38,726
Other liabilities	135,944	120,713
Total liabilities	6,007,724	6,078,110
Commitments and contingencies (Note 15)
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 60,000,000 shares; 19,561,985 shares issued and 19,081,322 shares outstanding at September 30, 2026 and 19,561,985 shares issued and 19,034,935 shares outstanding at December 31, 2025	1,223	1,223
Paid-in capital	198,854	198,323
Retained earnings	458,174	442,741
Accumulated other comprehensive loss	(109,797)	(79,309)
Treasury stock, at cost; 480,663 shares at September 30, 2026 and 527,050 shares at December 31, 2025	(17,687)	(19,394)
Total shareholders’ equity	530,767	543,584
Total liabilities and shareholders’ equity	$6,538,491	$6,621,694
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)
(Dollars and shares in thousands, except per share amounts)

		Three Months		Nine Months
	Periods ended September 30,	2026	2025	2026	2025
	Interest income:
	Interest and fees on loans	$68,066	$68,785	$197,115	$202,786
	Interest on mortgage loans held for sale	557	542	1,410	1,942
	Taxable interest on debt securities	8,250	9,372	25,486	27,429
	Nontaxable interest on debt securities	7	7	22	22
	Dividends on Federal Home Loan Bank stock	425	764	1,516	2,578
	Other interest income	1,100	1,475	3,007	4,497
	Total interest and dividend income	78,405	80,945	228,556	239,254
	Interest expense:
	Deposits	29,009	31,223	83,946	93,835
	Federal Home Loan Bank advances	4,392	10,542	16,660	31,939
	Junior subordinated debentures	312	347	930	1,040
	Total interest expense	33,713	42,112	101,536	126,814
	Net interest income	44,692	38,833	127,020	112,440
	Provision for credit losses	1,800	6,800	7,400	8,600
	Net interest income after provision for credit losses	42,892	32,033	119,620	103,840
	Noninterest income:
	Wealth management revenues	11,089	10,373	32,937	30,384
	Mortgage banking revenues	3,155	3,501	9,673	8,839
	Card interchange fees	1,317	1,163	4,007	3,919
	Service charges on deposit accounts	952	841	2,579	2,393
	Loan related derivative income	1,507	271	2,317	1,048
	Income from bank-owned life insurance	1,863	868	3,652	2,463
	Gain on sale of bank-owned properties, net	—	—	—	6,994
	Other income	382	619	1,065	1,317
	Total noninterest income	20,265	17,636	56,230	57,357
	Noninterest expense:
	Salaries and employee benefits	25,124	22,674	74,776	68,121
	Outsourced services	4,605	4,120	13,254	12,870
	Net occupancy	2,733	2,691	8,358	8,094
	Equipment	930	917	2,720	2,738
	Legal, audit, and professional fees	802	719	2,562	2,195
	FDIC deposit insurance costs	794	1,055	2,681	3,552
	Advertising and promotion	703	763	2,021	1,890
	Amortization of intangibles	155	200	466	607
	Pension plan settlement charge	—	—	—	6,436
	Other expenses	2,951	2,587	8,321	7,949
	Total noninterest expense	38,797	35,726	115,159	114,452
	Income before income taxes	24,360	13,943	60,691	46,745
	Income tax expense	4,979	3,097	12,729	10,475
	Net income	$19,381	$10,846	$47,962	$36,270

	Weighted average common shares outstanding - basic	19,076	19,128	19,060	19,229
	Weighted average common shares outstanding - diluted	19,264	19,243	19,213	19,329
Per share information:	Basic earnings per common share	$1.02	$0.57	$2.52	$1.89
	Diluted earnings per common share	$1.01	$0.56	$2.50	$1.88
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(Dollars in thousands)

	Three Months		Nine Months
Periods ended September 30,	2026	2025	2026	2025
Net income	$19,381	$10,846	$47,962	$36,270
Other comprehensive income, net of tax:
Net change in fair value of available for sale debt securities	(33,171)	9,577	(34,528)	24,339
Net change in fair value of cash flow hedges	716	1,522	3,985	3,191
Net change in defined benefit plan obligations	18	22	55	6,813
Total other comprehensive (loss) income, net of tax	(32,437)	11,121	(30,488)	34,343
Total comprehensive (loss) income	($13,056)	$21,967	$17,474	$70,613

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity (unaudited)
(Dollars and shares in thousands, except per share amounts)

For the three months ended September 30, 2026	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at June 30, 2026	19,071	$1,223	$198,088	$449,650	($77,360)	($18,078)	$553,523
Net income	—	—	—	19,381	—	—	19,381
Total other comprehensive loss, net of tax	—	—	—	—	(32,437)	—	(32,437)
Cash dividends declared ($0.56 per share)	—	—	—	(10,857)	—	—	(10,857)
Share-based compensation	—	—	851	—	—	—	851
Exercise of stock options, issuance of other compensation-related equity awards, net of awards surrendered	10	—	(85)	—	—	391	306
Balance at September 30, 2026	19,081	$1,223	$198,854	$458,174	($109,797)	($17,687)	$530,767

For the nine months ended September 30, 2026	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2025	19,035	$1,223	$198,323	$442,741	($79,309)	($19,394)	$543,584
Net income	—	—	—	47,962	—	—	47,962
Total other comprehensive loss, net of tax	—	—	—	—	(30,488)	—	(30,488)
Cash dividends declared ($1.68 per share)	—	—	—	(32,529)	—	—	(32,529)
Share-based compensation	—	—	2,349	—	—	—	2,349
Exercise of stock options, issuance of other compensation-related equity awards, net of awards surrendered	46	—	(1,818)	—	—	1,707	(111)
Balance at September 30, 2026	19,081	$1,223	$198,854	$458,174	($109,797)	($17,687)	$530,767

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

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statement of Cash Flows (unaudited)
(Dollars in thousands)

	Nine months ended September 30,	2026	2025
	Cash flows from operating activities:
	Net income	$47,962	$36,270
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for credit losses	7,400	8,600
	Gain on sale of bank-owned properties, net	—	(6,994)
	Depreciation of premises and equipment	2,440	2,623
	Net amortization of premiums and discounts on debt securities and loans	681	783
	Amortization of intangibles	466	607
	Amortization of terminated cash flow hedge loss	2,845	6,418
	Pension plan settlement charge	—	6,436
	Share-based compensation	2,349	2,486
	Tax expense from stock option exercises and other equity awards	(5)	(177)
	Income from bank-owned life insurance	(3,652)	(2,463)
	Net gains on loan sales, including changes in fair value	(8,093)	(7,167)
	Proceeds from sales of loans, net	384,575	312,886
	Loans originated for sale	(373,819)	(315,993)
	Decrease in operating lease right-of-use assets	2,624	2,640
	Decrease in operating lease liabilities	(2,492)	(2,503)
	Decrease in other assets	2,388	20,429
	Decrease in other liabilities	(3,387)	(5,469)
	Net cash provided by operating activities	62,282	59,412
	Cash flows from investing activities:
Purchases of:	Available for sale debt securities: Mortgage-backed	(1,443)	(74,869)
	Available for sale debt securities: Other	—	(736)
Maturities, calls, and principal payments of:	Available for sale debt securities: Mortgage-backed	75,234	57,503
	Available for sale debt securities: Other	2,000	3,750
	Net redemptions of Federal Home Loan Bank stock	9,758	13,486
	Net (increase) decrease in loans	(31,765)	771
	Net proceeds from sale of portfolio loans	—	283,182
	Purchases of loans	(975)	(742)
	Purchases of premises and equipment	(5,056)	(833)
	Net proceeds from the sale of bank-owned properties	—	11,780
	Purchases of bank-owned life insurance	—	(5,000)
	Purchase of intangible asset in asset acquisition	—	(2,180)
	Equity investments in real estate limited partnerships	(1,688)	(74)
	Purchases of other equity investments	(188)	(375)
	Net cash provided by investing activities	45,877	285,663
	Cash flows from financing activities:
	Net increase in deposits	166,026	107,036
	Proceeds from Federal Home Loan Bank advances	1,320,000	1,487,000
	Repayments of Federal Home Loan Bank advances	(1,570,000)	(1,821,000)
	Treasury stock purchased	—	(6,732)
	Net proceeds from stock option exercises and issuance of other equity awards, net of awards surrendered	(111)	(335)
	Cash dividends paid	(32,317)	(32,602)
	Net cash used in financing activities	(116,402)	(266,633)
	Net (decrease) increase in cash and cash equivalents	(8,243)	78,442
	Cash and cash equivalents at beginning of period	103,734	113,889
	Cash and cash equivalents at end of period	$95,491	$192,331
	Noncash Investing and Financing Activities:
	Loans charged-off	$4,072	$14,648
	Commitment for equity investments in real estate limited partnerships	12,904	—
	Supplemental Disclosures:
	Interest payments	$103,082	$134,735
	Income taxes paid	8,670	28
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

Accounting Standards Pending Adoption
Income Statement - Reporting Comprehensive Income - Subtopic 220
Accounting Standards Update No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) - Disaggregation of Income Statement Expenses” (“ASU 2024-03”), was issued in November 2024 to enhance and provide additional disclosure on certain costs and expenses. The effective date of ASU 2024-03 was further clarified in ASU 2025-01, which was subsequently issued in January 2025. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The provisions under ASU 2024-03 can be applied on either a prospective or retrospective basis. The Corporation is currently evaluating the impact of this ASU and does not expect the adoption to have a material impact on its financial statements.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Intangibles - Goodwill and Other - Internal-Use Software - Subtopic 350
Accounting Standards Update No. 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” (“ASU 2025-06”) was issued in September 2025 to modernize the accounting framework for internal-use software development costs to better reflect contemporary development practices. ASU 2025-06 eliminates the previous stage-based model (i.e., preliminary, application development, and post-implementation stages) and introduces a principles-based capitalization model. Under this ASU, software development costs are capitalized when management has authorized and committed to funding the project, and it is probable that the project will be completed and the software will perform its intended function. The ASU also consolidates guidance for website development costs into ASC 350-40 and aligns disclosure requirements with those under ASC 360-10, including the nature and amount of capitalized internal-use software costs, the accounting policy and capitalization criteria, any significant judgments and estimates applied, amortization methods and useful lives, and qualitative and quantitative information about major software projects. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, including interim periods within those annual periods, with early adoption permitted. The provisions under ASU 2025-06 can be applied on either a prospective, modified retrospective, or full retrospective basis. The Corporation is currently evaluating the impact of this ASU and does not expect the adoption to have a material impact on its financial statements.

Derivatives and Hedging - Topic 815
Accounting Standards Update No. 2025‑09, “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements” (“ASU 2025-09”) was issued in November 2025 to make targeted amendments to the hedge accounting guidance to better align accounting outcomes with an entity’s risk management activities and to clarify certain aspects of the guidance originally amended by ASU 2017‑12. The amendments primarily affect cash flow hedges, but also include limited changes related to fair value hedges and net investment hedges. Among other things, ASU 2025-09 expands the ability to hedge groups of forecasted transactions with similar risk exposures, provides a framework to facilitate hedge accounting for forecasted interest payments on variable‑rate debt instruments that permit changes to the reference rate and tenor, clarifies hedge accounting for forecasted purchases and sales of nonfinancial assets, updates guidance related to net written options used as hedging instruments, and addresses certain recognition and presentation matters involving foreign currency‑denominated debt used in multiple hedging relationships. ASU 2025-09 is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those periods, with early adoption permitted. The amendments are required to be applied on a prospective basis, with transition provisions that allow certain hedging relationships to continue without de-designation. The Corporation is currently evaluating the impact of this ASU and does not expect the adoption to have a material impact on its financial statements.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Note 3 - Securities
Available for Sale Debt Securities
The following tables present the amortized cost, gross unrealized holding gains, gross unrealized holding losses, ACL on securities, and fair value of securities by major security type and class of security:

(Dollars in thousands)
September 30, 2026	Amortized Cost	Unrealized Gains	Unrealized Losses	ACL	Fair Value
Available for Sale Debt Securities:
Obligations of U.S. government agencies and U.S. government-sponsored enterprises	$41,642	$1	($2,184)	$—	$39,459
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	898,998	27	(138,089)	—	760,936
Obligations of states and political subdivisions	650	—	(70)	—	580
Individual name issuer trust preferred debt securities	6,190	—	(60)	—	6,130
Corporate bonds	11,221	—	(525)	—	10,696
Total available for sale debt securities	$958,701	$28	($140,928)	$—	$817,801

(Dollars in thousands)
December 31, 2025	Amortized Cost	Unrealized Gains	Unrealized Losses	ACL	Fair Value
Available for Sale Debt Securities:
Obligations of U.S. government agencies and U.S. government-sponsored enterprises	$41,639	$93	($1,774)	$—	$39,958
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	973,520	5,100	(97,726)	—	880,894
Obligations of states and political subdivisions	650	13	—	—	663
Individual name issuer trust preferred debt securities	6,186	—	(83)	—	6,103
Corporate bonds	13,210	2	(488)	—	12,724
Total available for sale debt securities	$1,035,205	$5,208	($100,071)	$—	$940,342

Available for sale debt securities balances exclude accrued interest receivable of $3.0 million and $3.1 million, respectively, as of September 30, 2026 and December 31, 2025.

At September 30, 2026 and December 31, 2025, securities with a fair value of $357.9 million and $392.4 million, respectively, were pledged as collateral for FHLB borrowings, potential borrowings with the FRBB, certain public deposits, and for other purposes. See Note 9 for additional discussion on FHLB borrowings.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)
September 30, 2026	Amortized Cost	Fair Value
Due in one year or less	$85,722	$74,678
Due after one year to five years	263,995	226,706
Due after five years to ten years	228,933	193,775
Due after ten years	380,051	322,642
Total debt securities	$958,701	$817,801

Included in the above table are debt securities with an amortized cost balance of $44.7 million and a fair value of $41.9 million at September 30, 2026 that are callable at the discretion of the issuers.  Final maturities of the callable securities range from 7 months to 18 years, with call features ranging from 1 month to 7 years.

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

The following tables summarize available for sale debt securities in an unrealized loss position, for which an ACL on securities has not been recorded, segregated by length of time that the securities have been in a continuous unrealized loss position:

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
September 30, 2026	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government agencies and U.S. government-sponsored enterprises	4	$1,215	($77)	3	$23,242	($2,107)	7	$24,457	($2,184)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	78	361,569	(15,280)	89	397,647	(122,809)	167	759,216	(138,089)
Obligations of states and political subdivisions	1	580	(70)	—	—	—	1	580	(70)
Individual name issuer trust preferred debt securities	—	—	—	2	6,130	(60)	2	6,130	(60)
Corporate bonds	—	—	—	3	10,697	(525)	3	10,697	(525)
Total	83	$363,364	($15,427)	97	$437,716	($125,501)	180	$801,080	($140,928)

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
December 31, 2025	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government agencies and U.S. government-sponsored enterprises	2	$611	($5)	3	$23,582	($1,769)	5	$24,193	($1,774)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	1	1,519	(1)	91	453,251	(97,725)	92	454,770	(97,726)
Individual name issuer trust preferred debt securities	—	—	—	2	6,103	(83)	2	6,103	(83)
Corporate bonds	—	—	—	3	10,724	(488)	3	10,724	(488)
Total	3	$2,130	($6)	99	$493,660	($100,065)	102	$495,790	($100,071)

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
There were no debt securities on nonaccrual status at September 30, 2026 and 2025 and, therefore there was no accrued interest related to debt securities reversed against interest income for the three and nine months ended September 30, 2026 and 2025.

As of September 30, 2026, management does not intend to sell, and it is not more-likely-than-not that the Corporation will be required to sell, any of the debt securities in an unrealized loss position before the recovery of its amortized cost basis. As further described below, management believes the unrealized losses on these debt securities are primarily attributable to changes in the investment spreads and interest rates, and not due to reasons of credit quality. Therefore, no ACL was recorded at both September 30, 2026 and December 31, 2025.

Obligations of U.S. Government Agency and U.S. Government-Sponsored Enterprise Securities, including Mortgage-Backed Securities
The contractual cash flows for these securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major credit rating agencies, and have a long history of no credit losses. The issuers of these securities continue to make timely principal and interest payments, and none of these securities were past due at September 30, 2026. Additionally, the Corporation utilizes a zero credit loss estimate for these securities.

Individual Name Issuer Trust Preferred Debt Securities
These securities in an unrealized loss position at September 30, 2026 included two trust preferred securities issued by two individual companies in the banking sector. Management reviewed the collectability of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings, including ratings in effect as of the reporting period date, as well as credit rating changes between the reporting period date and the filing date of this report, and other information.  As of September 30, 2026, there was one individual name issuer trust preferred debt security with an amortized cost of $2.0 million and unrealized losses of $37 thousand that was rated below investment grade by S&P. We noted no downgrades to below investment grade between September 30, 2026 and the filing date of this report.  Based on the information available through the filing date of this report, all individual name issuer trust preferred debt securities continue to accrue interest and make payments as expected with no payment deferrals or defaults on the part of the issuers.

Corporate Bonds
These securities in an unrealized loss position at September 30, 2026 included three corporate bond holdings issued by two individual companies in the financial services industry. Management reviewed the collectability of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings, including ratings in effect as of the reporting period date, as well as credit rating changes between the reporting period date and the filing date of this report, and other information. As of September 30, 2026, there were no corporate bond debt securities that were rated below investment grade by S&P. We noted no downgrades to below investment grade between September 30, 2026 and the filing date of this report. Based on the information available through the filing date of this report, all corporate bond debt securities continue to accrue interest and make payments as expected with no payment deferrals or defaults on the part of the issuers.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Note 4 - Loans
The following table presents the carrying value of loans, segregated by class of loans:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Commercial:
Commercial real estate (1)	$2,116,435	$2,183,985
Commercial & industrial (2)	661,617	564,082
Total commercial	2,778,052	2,748,067
Residential Real Estate:
Residential real estate (3)	2,030,656	2,050,399
Consumer:
Home equity	340,253	318,862
Other (4)	15,891	17,060
Total consumer	356,144	335,922
Total loans (5)	$5,164,852	$5,134,388
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
(3)Residential real estate consists of mortgage and homeowner construction loans secured by one- to four-family residential properties. Also, includes negative basis adjustments associated with fair value hedges of $2.2 million and $335 thousand, respectively, at September 30, 2026 and December 31, 2025. See Note 6 for additional disclosure.
(4)Other consists of loans to individuals secured by general aviation aircraft and other personal installment loans.
(5)Includes net unamortized loan origination costs of $11.3 million and $11.0 million, respectively, at September 30, 2026 and December 31, 2025 and net unamortized premiums on loans purchased from and serviced by other financial institutions of $181 thousand and $198 thousand, respectively, at September 30, 2026 and December 31, 2025.

The carrying value of loans excludes accrued interest receivable of $20.4 million and $20.1 million, respectively, as of September 30, 2026 and December 31, 2025.

As of September 30, 2026 and December 31, 2025, loans amounting to $2.8 billion and $2.9 billion, respectively, were pledged as collateral to the FHLB under a blanket pledge agreement and to the FRBB for the discount window. See Note 9 for additional disclosure regarding borrowings.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Past Due Loans
Past due status is based on the contractual payment terms of the loan. The following tables present an aging analysis of past due loans, segregated by class of loans:

(Dollars in thousands)		Days Past Due
September 30, 2026	Current	30-59	60-89	90 or More	Total Past Due	Total Loans
Commercial:
Commercial real estate	$2,101,747	$8,114	$—	$6,574	$14,688	$2,116,435
Commercial & industrial	661,124	4	—	489	493	661,617
Total commercial	2,762,871	8,118	—	7,063	15,181	2,778,052
Residential Real Estate:
Residential real estate	2,020,001	4,476	2,944	3,235	10,655	2,030,656
Consumer:
Home equity	338,251	1,006	60	936	2,002	340,253
Other	15,845	42	4	—	46	15,891
Total consumer	354,096	1,048	64	936	2,048	356,144
Total loans	$5,136,968	$13,642	$3,008	$11,234	$27,884	$5,164,852

(Dollars in thousands)		Days Past Due
December 31, 2025	Current	30-59	60-89	90 or More	Total Past Due	Total Loans
Commercial:
Commercial real estate	$2,183,337	$648	$—	$—	$648	$2,183,985
Commercial & industrial	564,075	7	—	—	7	564,082
Total commercial	2,747,412	655	—	—	655	2,748,067
Residential Real Estate:
Residential real estate	2,041,304	3,533	2,560	3,002	9,095	2,050,399
Consumer:
Home equity	317,255	1,095	166	346	1,607	318,862
Other	17,034	26	—	—	26	17,060
Total consumer	334,289	1,121	166	346	1,633	335,922
Total loans	$5,123,005	$5,309	$2,726	$3,348	$11,383	$5,134,388

Included in past due loans as of September 30, 2026 and December 31, 2025, were nonaccrual loans of $15.0 million and $8.3 million, respectively. In addition, all loans 90 days or more past due at September 30, 2026 and December 31, 2025 were classified as nonaccrual.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following table is a summary of nonaccrual loans, segregated by class of loans:

(Dollars in thousands)	September 30, 2026			December 31, 2025
	Nonaccrual Loans			Nonaccrual Loans
	With an ACL	Without an ACL	Total	With an ACL	Without an ACL	Total
Commercial:
Commercial real estate	$12,605	$—	$12,605	$—	$—	$—
Commercial & industrial	127	362	489	—	—	—
Total commercial	12,732	362	13,094	—	—	—
Residential Real Estate:
Residential real estate	8,701	988	9,689	9,830	1,269	11,099
Consumer:
Home equity	1,726	27	1,753	1,824	—	1,824
Other	—	—	—	—	—	—
Total consumer	1,726	27	1,753	1,824	—	1,824
Total nonaccrual loans	$23,159	$1,377	$24,536	$11,654	$1,269	$12,923
Accruing loans 90 days or more past due			$—			$—

Nonaccrual loans of $9.6 million and $4.6 million, respectively, at September 30, 2026 and December 31, 2025 were current as to the payment of principal and interest.

As of September 30, 2026 and December 31, 2025, nonaccrual loans secured by one- to four-family residential properties amounting to $2.6 million and $3.0 million, respectively, were in process of foreclosure.

Troubled Loan Modifications
A loan that has been modified is considered a TLM when the modification is made to a borrower experiencing financial difficulty and the modification has a direct impact to the contractual cash flows. If both of the aforementioned criteria are met, then the modification is considered a TLM and subject to the enhanced disclosure requirements.

In the course of resolving problem loans, the Corporation may choose to modify the contractual terms of loans to borrowers who are experiencing financial difficulty. Such modifications to borrowers experiencing financial difficulty may include modified contractual terms that have a direct impact to contractual cash flows, including principal forgiveness, interest rate reductions, maturity extensions, other-than-insignificant payment delays, or any combination thereof. Debt may be bifurcated with separate terms for each tranche of the TLM. Executing a TLM in lieu of aggressively enforcing the collection of the loan may benefit the Corporation by increasing the ultimate probability of collection.

Nonaccrual loans that become TLMs remain on nonaccrual status for a period (generally six months) of satisfactory payment performance, either immediately before or after the modification, before the loan is returned to accrual status. If a TLM is on accrual status prior to being modified, it is reviewed to determine if the modified loan should remain on accrual status.

If the TLM successfully meets all repayment terms according to the modification documents for a specified period of time (generally 12 months) and the borrower is no longer experiencing financial difficulty, it would be declassified from TLM status.

As of September 30, 2026 and December 31, 2025, the carrying value of TLMs amounted to $26.3 million and $8.2 million, respectively.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents the carrying value at September 30, 2026, of TLMs made during the three months and nine months ended September 30, 2026, segregated by class of loans and type of concession granted:

(Dollars in thousands)
Three and nine months ended September 30, 2026	Combination (1)	Total	% of Loan Class (2)
Commercial:
Commercial real estate	$18,526	$18,526	1%
Total	$18,526	$18,526	—%
(1)Combination includes an interest rate reduction, maturity extension and other-than-insignificant payment delay.
(2)Percentage of TLMs to the total loans outstanding within the respective loan class.

The following tables present the carrying value at September 30, 2025 of TLMs made during the periods indicated, segregated by class of loans and type of concession granted:

(Dollars in thousands)
Three months ended September 30, 2025	Other-than-Insignificant Payment Delay	Total	% of Loan Class (1)
Commercial:
Commercial real estate	$5,412	$5,412	—%
Residential Real Estate:
Residential real estate	$263	$263	—%
Total	$5,675	$5,675	—%
(1)Percentage of TLMs to the total loans outstanding within the respective loan class.

(Dollars in thousands)
Nine months ended September 30, 2025	Other-than-Insignificant Payment Delay	Total	% of Loan Class (1)
Commercial:
Commercial real estate	$5,412	$5,412	—%
Residential Real Estate:
Residential real estate	1,684	1,684	—
Total	$7,096	$7,096	—%
(1)Percentage of TLMs to the total loans outstanding within the respective loan class.

The following tables describe the financial effect of TLMs made during the periods indicated, segregated by class of loans:

Three and nine months ended September 30, 2026	Financial Effect
Combination - Interest Rate Reduction, Maturity Extension and Other-than-Insignificant Payment Delay:
Commercial real estate	Provided a weighted average interest rate reduction of 0.5%, maturity extension of 24 months, and a principal payment deferral for 36 months

Three months ended September 30, 2025	Financial Effect
Other-than-Insignificant Payment Delay:
Commercial real estate	Provided a weighted average payment delay of 6 months
Residential real estate	Provided a weighted average payment delay of 4 months

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Nine months ended September 30, 2025	Financial Effect
Other-than-Insignificant Payment Delay:
Commercial real estate	Provided a weighted average payment delay of 6 months
Residential real estate	Provided a weighted average payment delay of 6 months

Management closely monitors the performance of TLMs to understand the effectiveness of the modifications. As of the dates indicated, the following tables present an aging analysis of TLMs that have been modified in the past 12 months:

(Dollars in thousands)		Days Past Due
September 30, 2026	Current	30-59	60-89	90 or More	Total Past Due	Total Loans
Commercial:
Commercial real estate	$24,096	$—	$—	$—	$—	$24,096
Residential Real Estate:
Residential real estate	626	—	—	—	—	626
Total loans	$24,722	$—	$—	$—	$—	$24,722

(Dollars in thousands)		Days Past Due
September 30, 2025	Current	30-59	60-89	90 or More	Total Past Due	Total Loans
Commercial:
Commercial real estate	$5,412	$—	$—	$—	$—	$5,412
Commercial & industrial	5,000	—	—	—	—	5,000
Total commercial	10,412	—	—	—	—	10,412
Residential Real Estate:
Residential real estate	1,684	—	—	—	—	1,684
Total loans	$12,096	$—	$—	$—	$—	$12,096

At both September 30, 2026 and September 30, 2025, there were no TLMs made in the previous 12 months for which there was a subsequent payment default.

Commitments to lend additional funds to borrowers experiencing financial difficulty whose loans were modified as TLMs were not significant. In certain limited circumstances, borrowers experiencing financial difficulty may have access to committed but unused borrowing capacity.

Individually Analyzed Loans
As of September 30, 2026, individually analyzed loans include nonaccrual commercial loans, nonaccrual TLMs, as well as certain other loans based on the underlying risk characteristics and the discretion of management to individually analyze such loans. Prior to this date, individually analyzed loans also included accruing TLMs.

As of September 30, 2026 and December 31, 2025, the carrying value of individually analyzed loans amounted to $14.1 million and $8.9 million, respectively.

The carrying value of collateral dependent individually analyzed loans was $13.9 million and $7.5 million, respectively, at September 30, 2026 and December 31, 2025. For collateral dependent loans where management has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and repayment of the loan is to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. See Note 7 for additional disclosure regarding fair value of individually analyzed collateral dependent loans.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents the carrying value of collateral dependent individually analyzed loans:

(Dollars in thousands)	September 30, 2026		December 31, 2025
	Carrying Value	Related Allowance	Carrying Value	Related Allowance
Commercial:
Commercial real estate (1)	$12,605	$4,419	$5,605	$—
Commercial & industrial (2)	489	126	—	—
Total commercial	13,094	4,545	5,605	—
Residential Real Estate:
Residential real estate (3)	761	—	1,903	—
Consumer:
Home equity (3)	27	—	—	—
Other	—	—	—	—
Total consumer	27	—	—	—
Total	$13,882	$4,545	$7,508	$—
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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table includes information on credit quality indicators and gross charge-offs for the Corporation’s loan portfolio, segregated by class of loans as of September 30, 2026:

(Dollars in thousands)	Term Loans Amortized Cost by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term Loans	Total
Commercial:
CRE:
Pass	$383,514	$330,129	$75,906	$197,442	$436,323	$622,056	$9,542	$905	$2,055,817
Special mention	3,726	28,436	—	11,982	3,869	—	—	—	48,013
Classified	—	6,574	—	—	—	6,031	—	—	12,605
Total CRE	387,240	365,139	75,906	209,424	440,192	628,087	9,542	905	2,116,435
Gross charge-offs	—	—	—	—	3,830	—	—	—	3,830
C&I:
Pass	133,384	95,857	37,628	50,811	115,332	156,371	70,694	279	660,356
Special mention	—	—	772	—	—	—	—	—	772
Classified	—	—	—	—	362	126	1	—	489
Total C&I	133,384	95,857	38,400	50,811	115,694	156,497	70,695	279	661,617
Gross charge-offs	41	—	—	—	—	—	—	—	41
Residential Real Estate:
Current (1)	145,947	155,659	44,572	291,209	640,650	744,174	—	—	2,022,211
Past due	—	—	—	766	3,654	6,235	—	—	10,655
Total residential real estate	145,947	155,659	44,572	291,975	644,304	750,409	—	—	2,032,866
Gross charge-offs	—	—	—	—	—	—	—	—	—
Consumer:
Home equity:
Current	18,676	14,239	8,106	12,428	8,423	9,166	252,705	14,508	338,251
Past due	—	—	72	58	240	339	515	778	2,002
Total home equity	18,676	14,239	8,178	12,486	8,663	9,505	253,220	15,286	340,253
Gross charge-offs	—	—	—	—	—	—	—	—	—
Other:
Current	2,318	3,610	1,910	2,776	1,455	3,520	256	—	15,845
Past due	29	15	—	—	—	2	—	—	46
Total other	2,347	3,625	1,910	2,776	1,455	3,522	256	—	15,891
Gross charge-offs	197	—	—	1	—	2	1	—	201
Loans, amortized cost	$687,594	$634,519	$168,966	$567,472	$1,210,308	$1,548,020	$333,713	$16,470	$5,167,062
Gross charge-offs	$238	$—	$—	$1	$3,830	$2	$1	$—	$4,072
(1)Excludes a $2.2 million negative basis adjustment associated with fair value hedges. See Note 6 for additional disclosure.

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

The following table presents the activity in the ACL on loans for the three months ended September 30, 2026:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$25,446	$9,557	$35,003	$6,150	$1,225	$193	$1,418	$42,571
Charge-offs	(3,830)	(12)	(3,842)	—	—	(68)	(68)	(3,910)
Recoveries	—	15	15	—	—	12	12	27
Provision	2,145	(244)	1,901	(135)	20	14	34	1,800
Ending Balance	$23,761	$9,316	$33,077	$6,015	$1,245	$151	$1,396	$40,488

The following table presents the activity in the ACL on loans for the nine months ended September 30, 2026:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$19,766	$9,750	$29,516	$6,270	$1,186	$264	$1,450	$37,236
Charge-offs	(3,830)	(41)	(3,871)	—	—	(201)	(201)	(4,072)
Recoveries	—	86	86	1	1	36	37	124
Provision	7,825	(479)	7,346	(256)	58	52	110	7,200
Ending Balance	$23,761	$9,316	$33,077	$6,015	$1,245	$151	$1,396	$40,488

The following table presents the activity in the ACL on loans for the three months ended September 30, 2025:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$19,604	$13,158	$32,762	$6,919	$1,107	$271	$1,378	$41,059
Charge-offs	(2,991)	(8,357)	(11,348)	—	—	(111)	(111)	(11,459)
Recoveries	—	2	2	—	15	9	24	26
Provision	2,230	4,911	7,141	(296)	14	91	105	6,950
Ending Balance	$18,843	$9,714	$28,557	$6,623	$1,136	$260	$1,396	$36,576

The following table presents the activity in the ACL on loans for the nine months ended September 30, 2025:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$26,485	$7,277	$33,762	$6,832	$1,031	$335	$1,366	$41,960
Charge-offs	(5,715)	(8,681)	(14,396)	—	—	(252)	(252)	(14,648)
Recoveries	200	16	216	—	17	31	48	264
Provision	(2,127)	11,102	8,975	(209)	88	146	234	9,000
Ending Balance	$18,843	$9,714	$28,557	$6,623	$1,136	$260	$1,396	$36,576

For the purpose of estimating the ACL, management segregated the loan portfolio into the portfolio segments detailed in the above tables. Each of these segments possesses unique risk characteristics that are considered when determining the

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
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

Cash Flow Hedging Instruments
As of September 30, 2026 and December 31, 2025, the Corporation had interest rate swaps, interest rate collars, and interest rate floors that were designated as cash flow hedges. The interest rate swaps and collars were executed to hedge the interest rate risk associated with short-term borrowings. See Note 9 for additional disclosure on borrowings. The interest rate floors were executed to hedge the interest rate risk associated with a pool of variable rate commercial loans.

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

Fair Value Hedging Instruments
As of September 30, 2026 and December 31, 2025, the Corporation had interest rate swap contracts that were designated as fair value hedges. The fair value hedges were executed to hedge the interest rate risk associated with a closed-pool of fixed-rate residential real estate loans (the “hedged item”). The hedged item is measured at fair value through a basis adjustment recognized on the balance sheet. The changes in fair value of derivatives designated as fair value hedges, as well as the offsetting changes in fair value of the hedged item are recognized in earnings.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Mortgage Loan Commitments
Interest rate lock commitments are extended to borrowers and relate to the origination of mortgage loans held for sale.  To mitigate the interest rate risk and pricing risk associated with rate locks and mortgage loans that are originated and intended for sale, the Corporation enters into forward sale commitments. Forward sale commitments are contracts for delayed delivery or net settlement of the underlying instrument, such as a mortgage loan, where the seller agrees to deliver on a specified future date, either a specified instrument at a specified price or yield or the net cash equivalent of an underlying instrument. Both interest rate lock commitments and forward sale commitments are derivative financial instruments, but do not meet criteria for hedge accounting and therefore, the changes in fair value of these commitments are recognized in earnings.

The following table presents the notional amounts and fair values of derivative instruments in the Unaudited Consolidated Balance Sheets:

(Dollars in thousands)	September 30, 2026			December 31, 2025
		Fair Value			Fair Value
	Notional Amounts	Derivative Assets	Derivative Liabilities	Notional Amounts	Derivative Assets	Derivative Liabilities
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate swaps (1)	$120,000	$1,562	$47	$120,000	$126	$979
Interest rate collars	50,000	55	—	100,000	—	17
Interest rate floors	200,000	12	—	200,000	125	—
Derivatives Designated as Fair Value Hedging Instruments:
Interest rate risk management contracts:
Interest rate swaps	100,000	2,255	—	100,000	335	—
Derivatives not Designated as Hedging Instruments:
Loan related derivative contracts:
Interest rate contracts with customers	965,418	163	50,933	882,941	6,326	27,959
Mirror contracts with counterparties	965,418	50,777	163	882,941	27,857	6,392
Risk participation agreements	293,229	—	—	304,854	28	1
Mortgage loan commitments:
Interest rate lock commitments	40,517	267	207	30,373	603	12
Forward sale commitments	72,877	1,077	186	90,813	13	828
Gross amounts		56,168	51,536		35,413	36,188
Less: amounts offset (2)		210	210		6,643	6,643
Derivative balances, net of offset		55,958	51,326		28,770	29,545
Less: collateral pledged (3)		—	—		—	—
Net amounts		$55,958	$51,326		$28,770	$29,545
(1)The fair value of derivative assets includes accrued interest receivable of $31 thousand and $35 thousand, respectively, at September 30, 2026 and December 31, 2025. The fair value of derivative liabilities includes accrued interest payable of $47 thousand and $23 thousand, respectively, at September 30, 2026 and December 31, 2025.
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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents the balance sheet location, carrying amount, and cumulative basis adjustment of the hedged item associated with fair value hedges:

(Dollars in thousands)
	September 30, 2026		December 31, 2025
Balance Sheet Location	Carrying Amount of Hedged Item (1)	Cumulative Basis Adjustment	Carrying Amount of Hedged Item (1)	Cumulative Basis Adjustment
Residential real estate loans	$97,790	($2,210)	$99,665	($335)
(1)Represents the carrying amount of the hedged item associated with fair value hedges on a closed-pool of fixed-rate residential real estate loans that are expected to be outstanding for the designated hedged periods. The amortized cost balance of the closed-pool of residential real estate loans used in the fair value hedges was $577.3 million and $608.5 million, respectively, at September 30, 2026 and December 31, 2025.

The following table presents the effect of derivative instruments in the Unaudited Consolidated Statements of Changes in Shareholders’ Equity:

(Dollars in thousands)	Amounts Recognized in Other Comprehensive Income, Net of Tax
	Three Months		Nine Months
Periods ended September 30,	2026	2025	2026	2025
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate swaps	$676	$1,576	$3,931	$3,269
Interest rate collars	26	27	54	3
Interest rate floors	14	(81)	—	(81)
Total	$716	$1,522	$3,985	$3,191

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents the effect of derivative instruments in the Unaudited Consolidated Statements of Income:

(Dollars in thousands)		Amount of Gain (Loss) Recognized in the Unaudited Consolidated Statements of Income
		Three Months		Nine Months
Periods ended September 30,	Statement of Income Location	2026	2025	2026	2025
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate swaps	Interest income: Interest and fees on loans	$—	($2,163)	($2,845)	($6,418)
Interest rate swaps	Interest expense: FHLB advances	81	195	107	581
Interest rate floors	Interest income: Interest and fees on loans	(38)	(11)	(113)	(11)
Derivatives Designated as Fair Value Hedging Instruments:
Interest rate risk management contracts:
Interest rate swaps	Interest income: Interest and fees on loans	718	75	1,858	(1,223)
Hedged item	Interest income: Interest and fees on loans	(726)	(76)	(1,875)	1,226
Derivatives not Designated as Hedging Instruments:
Loan related derivative contracts:
Interest rate contracts with customers	Loan related derivative income	($23,536)	($25)	($35,353)	$14,129
Mirror interest rate contracts with counterparties	Loan related derivative income	25,002	300	37,789	(13,118)
Risk participation agreements	Loan related derivative income	41	(4)	(119)	37
Mortgage loan commitments:
Interest rate lock commitments	Mortgage banking revenues	(1,030)	240	(531)	755
Forward sale commitments	Mortgage banking revenues	1,921	(26)	1,999	(752)
Total		$2,433	($1,495)	$917	($4,794)
For derivatives designated as cash flow hedging instruments in the table above, the amounts represent the pre-tax reclassifications from AOCL into earnings.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Note 7 - Fair Value Measurements
The Corporation uses fair value measurements to record fair value adjustments on certain assets and liabilities and to determine fair value disclosures.  Items recorded at fair value on a recurring basis include securities available for sale, mortgage loans that are originated and intended for sale to the secondary market, and derivatives.  Additionally, from time to time, we may be required to record other assets at fair value on a nonrecurring basis, such as collateral dependent individually analyzed loans, loan servicing rights, and property acquired through foreclosure or repossession.

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

The following table presents a summary of mortgage loans held for sale accounted for under the fair value option:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Aggregate fair value	$31,530	$35,833
Aggregate principal balance	31,800	35,130
Difference between fair value and principal balance	($270)	$703

Changes in fair value of mortgage loans held for sale accounted for under the fair value option election are included in mortgage banking revenues in the Unaudited Consolidated Statements of Income. Changes in fair value amounted to decreases in mortgage banking revenues of $908 thousand and $973 thousand, respectively, for the three and nine months ended September 30, 2026, compared to a decrease in mortgage banking revenues of $175 thousand and an increase of $342 thousand, respectively, for the three and nine months ended September 30, 2025.
There were no mortgage loans held for sale 90 days or more past due as of September 30, 2026 and December 31, 2025.

Valuation Techniques for Items Recorded at Fair Value on a Recurring Basis
Available for Sale Debt Securities
Available for sale debt securities are recorded at fair value on a recurring basis. When available, the Corporation uses quoted market prices to determine the fair value of debt securities; such items are classified as Level 1. There were no Level 1 debt securities held at September 30, 2026 and December 31, 2025.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Debt securities not actively traded whose fair value is determined through the use of cash flows utilizing inputs that are unobservable are classified as Level 3. There were no Level 3 debt securities held at September 30, 2026 and December 31, 2025.

Mortgage Loans Held for Sale, at Fair Value
The Corporation has elected the fair value option for mortgage loans that are originated and intended for sale to the secondary market. The fair value is estimated based on current market prices for similar loans in the secondary market and therefore are classified as Level 2 assets.

Derivatives
Interest rate derivative contracts are traded in over-the-counter markets where quoted market prices are not readily available.  Fair value measurements are determined using independent valuation software, which utilizes the present value of future cash flows discounted using market observable inputs such as forward rate assumptions. The Corporation evaluates the credit risk of its counterparties, as well as that of the Corporation.  Accordingly, factors such as the likelihood of default by the Corporation and its counterparties, its net exposures, and remaining contractual life are considered in determining if any fair value adjustments related to credit risk are required.  Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of collateral securing the position, if any. The Corporation has determined that the majority of the inputs used to value its derivative positions fall within Level 2 of the fair value hierarchy. However, the credit valuation adjustments utilize Level 3 inputs. As of September 30, 2026 and December 31, 2025, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Corporation has classified its derivative valuations in their entirety as Level 2.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Items Recorded at Fair Value on a Recurring Basis
The following tables present the balances of assets and liabilities reported at fair value on a recurring basis:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2026
Assets:
Available for sale debt securities:
Obligations of U.S. government agencies and U.S government sponsored enterprises	$39,459	$—	$39,459	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	760,936	—	760,936	—
Obligations of states and political subdivisions	580	—	580	—
Individual name issuer trust preferred debt securities	6,130	—	6,130	—
Corporate bonds	10,696	—	10,696	—
Mortgage loans held for sale	31,530	—	31,530	—
Derivative assets	55,958	—	55,958	—
Total assets at fair value on a recurring basis	$905,289	$—	$905,289	$—
Liabilities:
Derivative liabilities	$51,326	$—	$51,326	$—
Total liabilities at fair value on a recurring basis	$51,326	$—	$51,326	$—

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2025
Assets:
Available for sale debt securities:
Obligations of U.S. government agencies and U.S government sponsored enterprises	$39,958	$—	$39,958	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	880,894	—	880,894	—
Obligations of states and political subdivisions	663	—	663	—
Individual name issuer trust preferred debt securities	6,103	—	6,103	—
Corporate bonds	12,724	—	12,724	—
Mortgage loans held for sale	35,833	—	35,833	—
Derivative assets	28,770	—	28,770	—
Total assets at fair value on a recurring basis	$1,004,945	$—	$1,004,945	$—
Liabilities:
Derivative liabilities	$29,545	$—	$29,545	$—
Total liabilities at fair value on a recurring basis	$29,545	$—	$29,545	$—

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
values to reflect estimated market value declines or apply other discounts to appraised values resulting from its knowledge of the collateral. Internal valuations may be utilized to determine the fair value of other business assets. Collateral dependent individually analyzed loans are categorized as Level 3.

Items Recorded at Fair Value on a Nonrecurring Basis
The following table presents the carrying value of assets held at September 30, 2026, which were written down to fair value during the nine months ended September 30, 2026:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Collateral dependent individually analyzed loans	$8,186	$—	$—	$8,186
Total assets at fair value on a nonrecurring basis	$8,186	$—	$—	$8,186

The following table presents valuation techniques and unobservable inputs for assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
September 30, 2026
Collateral dependent individually analyzed loans	$8,186	Appraisals of collateral	Discount for costs to sell	0% - 15% (6%)
			Appraisal adjustments	0% - 100% (39%)

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

(Dollars in thousands)
September 30, 2026	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$95,491	$95,491	$95,491	$—	$—
Loans, net of allowance for credit losses on loans (1)	5,124,364	4,957,791	—	—	4,957,791
FHLB stock	19,715	19,715	—	19,715	—
Investment in BOLI	115,172	115,172	—	115,172	—

Financial Liabilities:
Non-maturity deposits	$4,292,717	$4,292,717	$—	$4,292,717	$—
Time deposits	1,143,299	1,136,143	—	1,136,143	—
FHLB advances	376,000	375,341	—	375,341	—
Junior subordinated debentures	22,681	20,013	—	20,013	—
(1)The estimated fair value excludes a $2.2 million negative basis adjustment associated with fair value hedges. See Note 6 for additional disclosure.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)
December 31, 2025	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$103,734	$103,734	$103,734	$—	$—
Loans, net of allowance for credit losses on loans (1)	5,097,152	4,972,651	—	—	4,972,651
FHLB stock	29,473	29,473	—	29,473	—
Investment in BOLI	115,126	115,126	—	115,126	—

Financial Liabilities:
Non-maturity deposits	$4,049,307	$4,049,307	$—	$4,049,307	$—
Time deposits	1,220,683	1,218,361	—	1,218,361	—
FHLB advances	626,000	629,484	—	629,484	—
Junior subordinated debentures	22,681	19,953	—	19,953	—
(1)The estimated fair value excludes a $335 thousand negative basis adjustment associated with fair value hedges. See Note 6 for additional disclosure.

Note 8 - Deposits
The following table presents a summary of deposits:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Noninterest-bearing:
Noninterest-bearing demand deposits	$690,665	$595,092
Interest-bearing:
Interest-bearing demand deposits	720,603	756,794
NOW accounts	703,672	715,114
Money market accounts	1,300,322	1,185,420
Savings accounts	877,455	796,887
Time deposits (1)	1,143,299	1,220,683
Total interest-bearing deposits	4,745,351	4,674,898
Total deposits	$5,436,016	$5,269,990
(1)There were no wholesale brokered time deposits at September 30, 2026 or December 31, 2025.

The following table presents scheduled maturities of time certificates of deposit:

(Dollars in thousands)	Scheduled Maturity	Weighted Average Rate
October 1, 2026 to December 31, 2026	$477,643	3.32%
2027	547,391	3.48
2028	103,650	3.34
2029	6,037	2.84
2030	6,060	2.14
2031 and thereafter	2,518	2.20
Balance at September 30, 2026	$1,143,299	3.38%

Time certificates of deposit in denominations of $250 thousand or more totaled $360.5 million and $355.9 million,

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
respectively, at September 30, 2026 and December 31, 2025.

Note 9 - Borrowings
Advances payable to the FHLB amounted to $376.0 million and $626.0 million, respectively, at September 30, 2026 and December 31, 2025. FHLB advances are collateralized by a blanket lien on collateral consisting of certain qualified investment securities and loans.

Available borrowing capacity with the FHLB amounted to $1.5 billion and $1.4 billion, respectively, as of September 30, 2026 and December 31, 2025. In addition, the Bank had access to a $40.0 million unused line of credit with the FHLB at both September 30, 2026 and December 31, 2025. The Bank also had standby letters of credit with the FHLB of $65.1 million and $66.0 million at September 30, 2026 and December 31, 2025 to collateralize institutional deposits.

The following table presents maturities and weighted average interest rates on FHLB advances outstanding as of September 30, 2026:

(Dollars in thousands)	Scheduled Maturity	Weighted Average Rate
October 1, 2026 to December 31, 2026	$235,000	4.07%
2027	60,000	4.12
2028	35,000	4.58
2029	40,000	3.96
2030	6,000	3.33
2031 and thereafter	—	—
Balance at September 30, 2026	$376,000	4.10%

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

The 2025 Repurchase Program expired on May 15, 2026. The Bancorp had repurchased a total of 267,658 shares, at an average price of $27.26 and a total cost of $7.4 million, under the 2025 Repurchase Program. No shares were repurchased in the three and nine months ended September 30, 2026. The total cost included $65 thousand of excise tax attributable to shares that were repurchased.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Regulatory Capital Requirements
Capital levels at September 30, 2026 exceeded the regulatory minimum levels to be considered “well capitalized.”

The following table presents the Corporation’s and the Bank’s actual capital amounts and ratios, as well as the corresponding minimum and well capitalized regulatory amounts and ratios that were in effect during the respective periods:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2026
Total Capital (to Risk-Weighted Assets):
Corporation	$637,101	13.25%	$384,555	8.00%	N/A	N/A
Bank	630,148	13.12	384,356	8.00	$480,445	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	595,273	12.38	288,416	6.00	N/A	N/A
Bank	588,320	12.25	288,267	6.00	384,356	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
Corporation	573,275	11.93	216,312	4.50	N/A	N/A
Bank	588,320	12.25	216,200	4.50	312,289	6.50
Tier 1 Capital (to Average Assets): (1)
Corporation	595,273	9.01	264,201	4.00	N/A	N/A
Bank	588,320	8.91	264,071	4.00	330,088	5.00

December 31, 2025
Total Capital (to Risk-Weighted Assets):
Corporation	615,600	12.95	380,342	8.00	N/A	N/A
Bank	607,862	12.79	380,144	8.00	475,180	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	577,224	12.14	285,256	6.00	N/A	N/A
Bank	569,486	11.98	285,108	6.00	380,144	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
Corporation	555,227	11.68	213,942	4.50	N/A	N/A
Bank	569,486	11.98	213,831	4.50	308,867	6.50
Tier 1 Capital (to Average Assets): (1)
Corporation	577,224	8.65	267,046	4.00	N/A	N/A
Bank	569,486	8.53	266,921	4.00	333,651	5.00
(1)    Leverage ratio.

In addition to the minimum regulatory capital required for capital adequacy outlined in the table above, the Corporation and the Bank are required to maintain a minimum capital conservation buffer, in the form of common equity, of 2.50%, resulting in a requirement for the Corporation and the Bank to effectively maintain total capital, Tier 1 capital, and common equity Tier 1 capital ratios of 10.50%, 8.50%, and 7.00%, respectively. The Corporation and the Bank must maintain the capital conservation buffer to avoid restrictions on the ability to pay dividends and discretionary bonuses. The Corporation’s and the Bank’s capital levels exceeded the minimum regulatory capital requirements plus the capital conservation buffer at September 30, 2026 and December 31, 2025.

The Bancorp owns the common stock of two capital trusts, which have issued trust preferred securities. In accordance with GAAP, the capital trusts are treated as unconsolidated subsidiaries. At both September 30, 2026 and December 31, 2025, $22.0 million in trust preferred securities were included in the Tier 1 capital of the Corporation for regulatory capital reporting purposes pursuant to the capital adequacy guidelines of the Federal Reserve.

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

For the three months ended September 30,	2026		2025
(Dollars in thousands)	Revenue (1)	ASC 606 Revenue (2)	Revenue (1)	ASC 606 Revenue (2)
Net interest income	$44,692	$—	$38,833	$—
Noninterest income:
Wealth management revenues	11,089	11,089	10,373	10,373
Mortgage banking revenues	3,155	—	3,501	—
Card interchange fees	1,317	1,317	1,163	1,163
Service charges on deposit accounts	952	952	841	841
Loan related derivative income	1,507	—	271	—
Income from bank-owned life insurance	1,863	—	868	—
Other income	382	332	619	308
Total noninterest income	20,265	13,690	17,636	12,685
Total revenues	$64,957	$13,690	$56,469	$12,685
(1)As reported in the Unaudited Consolidated Statements of Income.
(2)Revenue from contracts with customers in scope of ASC 606.

For the nine months ended September 30,	2026		2025
(Dollars in thousands)	Revenue (1)	ASC 606 Revenue (2)	Revenue (1)	ASC 606 Revenue (2)
Net interest income	$127,020	$—	$112,440	$—
Noninterest income:
Wealth management revenues	32,937	32,937	30,384	30,384
Mortgage banking revenues	9,673	—	8,839	—
Card interchange fees	4,007	4,007	3,919	3,919
Service charges on deposit accounts	2,579	2,579	2,393	2,393
Loan related derivative income	2,317	—	1,048	—
Income from bank-owned life insurance	3,652	—	2,463	—
Gain on sale of bank-owned properties, net (3)	—	—	6,994	6,994
Other income	1,065	885	1,317	859
Total noninterest income	56,230	40,408	57,357	44,549
Total revenues	$183,250	$40,408	$169,797	$44,549
(1)As reported in the Unaudited Consolidated Statements of Income.
(2)Revenue from contracts with customers in scope of ASC 606.
(3)For the nine months ended September 30, 2025, included herein in accordance with sale-leaseback transaction provisions of ASC 842 and ASC 606.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents revenue from contracts with customers based on the timing of revenue recognition:

(Dollars in thousands)	Three Months		Nine Months
Periods ended September 30,	2026	2025	2026	2025
Revenue recognized at a point in time:
Card interchange fees	$1,317	$1,163	$4,007	$3,919
Service charges on deposit accounts	665	559	1,754	1,562
Gain on sale of bank-owned properties, net	—	—	—	6,994
Other income	258	258	693	687
Revenue recognized over time:
Wealth management revenues	11,089	10,373	32,937	30,384
Service charges on deposit accounts	287	282	825	831
Other income	74	50	192	172
Total revenues from contracts with customers in scope of ASC 606	$13,690	$12,685	$40,408	$44,549

Receivables for revenue from contracts with customers primarily consist of amounts due for wealth management services performed for which the Corporation’s performance obligations have been fully satisfied. Receivables amounted to $5.9 million and $7.0 million at September 30, 2026 and December 31, 2025 and were included in other assets in the Unaudited Consolidated Balance Sheets.

Deferred revenues, which are considered contract liabilities under ASC 606, represent advance consideration received from customers for which the Corporation has a remaining performance obligation to fulfill. Contract liabilities are recognized as revenue over the life of the contract as the performance obligations are satisfied. The balances of contract liabilities were insignificant at both September 30, 2026 and December 31, 2025 and were included in other liabilities in the Unaudited Consolidated Balance Sheets.

For commissions and incentives that are in scope of ASC 606, such as those paid to employees in our wealth management services and banking segments in order to obtain customer contracts, contract cost assets are established. The contract cost assets are capitalized and amortized over the estimated useful life that the asset is expected to generate benefits. The carrying value of contract cost assets amounted to $2.1 million and $2.3 million, respectively, at September 30, 2026 and December 31, 2025 and were included in other assets in the Unaudited Consolidated Balance Sheets. The amortization of contract cost assets is recorded within salaries and employee benefits expense in the Unaudited Consolidated Statements of Income.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The CODMs evaluate the financial performance of each business segment, which is measured based upon the business segment’s net income. Components of net income for the business segments that are reviewed by the CODMs include net interest income, provision for credit losses, noninterest income, noninterest expense, and income tax expense. The CODMs, in conjunction with management committees and certain members of executive management, evaluate financial performance to make decisions related to the products and services that are offered, pricing, and the allocation of resources, for each business segment.

The following tables present the components of net income, as well as other supplemental information for Washington Trust’s reportable business segments:

(Dollars in thousands)	Banking		Wealth Management Services		Consolidated Total
Three months ended September 30,	2026	2025	2026	2025	2026	2025
Total interest and dividend income	$78,405	$80,945	$—	$—	$78,405	$80,945
Total interest expense	33,713	42,112	—	—	33,713	42,112
Net interest income	44,692	38,833	—	—	44,692	38,833
Provision for credit losses	1,800	6,800	—	—	1,800	6,800
Net interest income after provision for credit losses	42,892	32,033	—	—	42,892	32,033
Noninterest income	8,915	7,115	11,350	10,521	20,265	17,636
Noninterest expenses:
Salaries and employee benefits	19,795	17,246	5,329	5,428	25,124	22,674
Outsourced services	3,888	3,540	717	580	4,605	4,120
Net occupancy	2,519	2,512	214	179	2,733	2,691
Equipment	876	854	54	63	930	917
Legal, audit and professional fees	716	603	86	116	802	719
FDIC deposit insurance costs	794	1,055	—	—	794	1,055
Advertising and promotion	598	637	105	126	703	763
Amortization of intangibles	—	—	155	200	155	200
Other expenses	2,332	2,237	619	350	2,951	2,587
Total noninterest expenses	31,518	28,684	7,279	7,042	38,797	35,726
Income before income taxes	20,289	10,464	4,071	3,479	24,360	13,943
Income tax expense	4,060	2,254	919	843	4,979	3,097
Net income	$16,229	$8,210	$3,152	$2,636	$19,381	$10,846

Supplemental Information:
Total assets at period end	$6,473,811	$6,655,634	$64,680	$62,287	$6,538,491	$6,717,921
Expenditures for long-lived assets	2,483	423	182	9	2,665	432
Depreciation expense (1)	749	772	69	80	818	852
(1)Included in net occupancy and equipment expenses in the table above.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)	Banking		Wealth Management Services		Consolidated Total
Nine months ended September 30,	2026	2025	2026	2025	2026	2025
Total interest and dividend income	$228,556	$239,254	$—	$—	$228,556	$239,254
Total interest expense	101,536	126,814	—	—	101,536	126,814
Net interest income	127,020	112,440	—	—	127,020	112,440
Provision for credit losses	7,400	8,600	—	—	7,400	8,600
Net interest income after provision for credit losses	119,620	103,840	—	—	119,620	103,840
Noninterest income	22,595	26,470	33,635	30,887	56,230	57,357
Noninterest expenses:
Salaries and employee benefits	58,335	51,659	16,441	16,462	74,776	68,121
Outsourced services	11,074	10,179	2,180	2,691	13,254	12,870
Net occupancy	7,693	7,376	665	718	8,358	8,094
Equipment	2,549	2,524	171	214	2,720	2,738
Legal, audit and professional fees	1,956	1,655	606	540	2,562	2,195
FDIC deposit insurance costs	2,681	3,552	—	—	2,681	3,552
Advertising and promotion	1,714	1,586	307	304	2,021	1,890
Amortization of intangibles	—	—	466	607	466	607
Other expenses	6,618	11,211	1,703	3,174	8,321	14,385
Total noninterest expenses	92,620	89,742	22,539	24,710	115,159	114,452
Income before income taxes	49,595	40,568	11,096	6,177	60,691	46,745
Income tax expense	10,220	8,884	2,509	1,591	12,729	10,475
Net income	$39,375	$31,684	$8,587	$4,586	$47,962	$36,270

Total assets at period end	$6,473,811	$6,655,634	$64,680	$62,287	$6,538,491	$6,717,921
Expenditures for long-lived assets	4,708	811	348	22	5,056	833
Depreciation expense (1)	2,230	2,370	210	253	2,440	2,623
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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Note 13 - Other Comprehensive Income (Loss)
The following tables present the activity in other comprehensive income:

Three months ended September 30,	2026			2025
(Dollars in thousands)	Pre-tax Amounts	Income Tax Benefit (Expense)	Net of Tax	Pre-tax Amounts	Income Tax Benefit (Expense)	Net of Tax
Available for Sale Debt Securities:
Change in fair value of available for sale debt securities	($44,227)	$11,056	($33,171)	$12,813	($3,236)	$9,577
Cash Flow Hedges:
Change in fair value of cash flow hedges	996	(249)	747	56	(14)	42
Net cash flow hedge (gains) losses reclassified into earnings (1)	(43)	12	(31)	1,979	(499)	1,480
Net change in fair value of cash flow hedges	953	(237)	716	2,035	(513)	1,522
Defined Benefit Plan Obligations:
Amortization of net actuarial losses into earnings	24	(6)	18	29	(7)	22
Net change in defined benefit plan obligations	24	(6)	18	29	(7)	22
Total other comprehensive (loss) income	($43,250)	$10,813	($32,437)	$14,877	($3,756)	$11,121
(1)See Note 6 for additional information on pre-tax amounts related to cash flow hedges that were reclassified into earnings.

Nine months ended September 30,	2026			2025
(Dollars in thousands)	Pre-tax Amounts	Income Tax Benefit (Expense)	Net of Tax	Pre-tax Amounts	Income Tax Benefit (Expense)	Net of Tax
Securities available for sale:
Change in fair value of available for sale debt securities	($46,037)	$11,509	($34,528)	$32,561	($8,222)	$24,339
Cash flow hedges:
Change in fair value of cash flow hedges	2,462	(615)	1,847	(1,579)	399	(1,180)
Net cash flow hedge losses reclassified into earnings (1)	2,851	(713)	2,138	5,848	(1,477)	4,371
Net change in fair value of cash flow hedges	5,313	(1,328)	3,985	4,269	(1,078)	3,191
Defined benefit plan obligations:
Defined benefit plan obligation remeasurement	—	—	—	2,665	(728)	1,937
Pension plan settlement charge reclassified into earnings	—	—	—	6,436	(1,625)	4,811
Amortization of net actuarial losses into earnings	73	(18)	55	87	(22)	65
Net change in defined benefit plan obligations	73	(18)	55	9,188	(2,375)	6,813
Total other comprehensive (loss) income	($40,651)	$10,163	($30,488)	$46,018	($11,675)	$34,343
(1)See Note 6 for additional information on pre-tax amounts related to cash flow hedges that were reclassified into earnings.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following tables present the changes in AOCL by component, net of tax:

(Dollars in thousands)	Net Unrealized Losses on Available For Sale Debt Securities	Net Unrealized Gains on Cash Flow Hedges	Net Unrealized Losses on Defined Benefit Plan Obligations	Total
For the three months ended September 30, 2026
Balance at June 30, 2026	($75,100)	$127	($2,387)	($77,360)
Other comprehensive (loss) income before reclassifications	(33,171)	747	—	(32,424)
Amounts reclassified from AOCL	—	(31)	18	(13)
Net other comprehensive (loss) income	(33,171)	716	18	(32,437)
Balance at September 30, 2026	($108,271)	$843	($2,369)	($109,797)

(Dollars in thousands)	Net Unrealized Losses on Available For Sale Debt Securities	Net Unrealized (Losses) Gains on Cash Flow Hedges	Net Unrealized Losses on Defined Benefit Plan Obligations	Total
For the nine months ended September 30, 2026
Balance at December 31, 2025	($73,743)	($3,142)	($2,424)	($79,309)
Other comprehensive (loss) income before reclassifications	(34,528)	1,847	—	(32,681)
Amounts reclassified from AOCL	—	2,138	55	2,193
Net other comprehensive (loss) income	(34,528)	3,985	55	(30,488)
Balance at September 30, 2026	($108,271)	$843	($2,369)	($109,797)

(Dollars in thousands)	Net Unrealized Losses on Available For Sale Debt Securities	Net Unrealized Losses on Cash Flow Hedges	Net Unrealized Losses on Defined Benefit Plan Obligations	Total
For the three months ended September 30, 2025
Balance at June 30, 2025	($87,677)	($6,269)	($2,003)	($95,949)
Other comprehensive income before reclassifications	9,577	42	—	9,619
Amounts reclassified from AOCL	—	1,480	22	1,502
Net other comprehensive income	9,577	1,522	22	11,121
Balance at September 30, 2025	($78,100)	($4,747)	($1,981)	($84,828)

(Dollars in thousands)	Net Unrealized Losses on Available For Sale Debt Securities	Net Unrealized Losses on Cash Flow Hedges	Net Unrealized Losses on Defined Benefit Plan Obligations	Total
For the nine months ended September 30, 2025
Balance at December 31, 2024	($102,439)	($7,938)	($8,794)	($119,171)
Other comprehensive income (loss) before reclassifications	24,339	(1,180)	1,937	25,096
Amounts reclassified from AOCL	—	4,371	4,876	9,247
Net other comprehensive income	24,339	3,191	6,813	34,343
Balance at September 30, 2025	($78,100)	($4,747)	($1,981)	($84,828)

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Note 14 - Earnings per Common Share
The following table presents the calculation of EPS:

(Dollars and shares in thousands, except per share amounts)
	Three Months		Nine Months
Periods ended September 30,	2026	2025	2026	2025
Earnings for basic and diluted EPS calculations:
Net income	$19,381	$10,846	$47,962	$36,270

Shares for basic and diluted EPS calculations:
Weighted average common shares outstanding for basic EPS	19,076	19,128	19,060	19,229
Dilutive effect of common stock equivalents	188	115	153	100
Weighted average common and potential common shares outstanding for diluted EPS	19,264	19,243	19,213	19,329

EPS:
Basic earnings per common share	$1.02	$0.57	$2.52	$1.89
Diluted earnings per common share	$1.01	$0.56	$2.50	$1.88

Shares excluded from the calculation of diluted EPS:
Weighted average anti-dilutive common stock equivalents (1)	240	429	364	430
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

Standby Letters of Credit
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These standby letters of credit are primarily issued to support the financing needs of the Bank’s commercial customers. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral supporting those commitments is essentially the same as for other commitments. Most standby letters of credit extend for one year. At September 30, 2026 and December 31, 2025, there were no liabilities to beneficiaries resulting from standby letters of credit. Should the Corporation be required to make payments to the beneficiary, repayment from the customer to the Corporation is required.

The following table presents the contractual and notional amounts of financial instruments with off-balance sheet risk:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$996,796	$952,599
Standby letters of credit	6,143	7,774

ACL on Unfunded Commitments
The ACL on unfunded commitments is management’s estimate of expected lifetime credit losses over the expected contractual term in which the Corporation is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Corporation.

The activity in the ACL on unfunded commitments for the three months ended September 30, 2026 is presented below:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$717	$582	$1,299	$34	$—	$7	$7	$1,340
Provision	69	(59)	10	(8)	—	(2)	(2)	—
Ending Balance	$786	$523	$1,309	$26	$—	$5	$5	$1,340

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The activity in the ACL on unfunded commitments for the nine months ended September 30, 2026 is presented below:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$518	$590	$1,108	$23	$—	$9	$9	$1,140
Provision	268	(67)	201	3	—	(4)	(4)	200
Ending Balance	$786	$523	$1,309	$26	$—	$5	$5	$1,340

The activity in the ACL on unfunded commitments for the three months ended September 30, 2025 is presented below:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$420	$741	$1,161	$20	$—	$9	$9	$1,190
Provision	6	(158)	(152)	2	—	—	—	(150)
Ending Balance	$426	$583	$1,009	$22	$—	$9	$9	$1,040

The activity in the ACL on unfunded commitments for the nine months ended September 30, 2025 is presented below:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$822	$589	$1,411	$18	$—	$11	$11	$1,440
Provision	(396)	(6)	(402)	4	—	(2)	(2)	(400)
Ending Balance	$426	$583	$1,009	$22	$—	$9	$9	$1,040

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

Management's Discussion and Analysis
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Corporation’s Audited Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2025, and in conjunction with the condensed Unaudited Consolidated Financial Statements and notes thereto included in Item 1 of this report.  Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results for the full-year ending December 31, 2026 or any future period.

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

Management's Discussion and Analysis
The following table presents adjusted noninterest income, adjusted noninterest expense, adjusted income before income taxes, adjusted income tax expense, adjusted effective tax rate, and adjusted net income:

(Dollars in thousands, except per share amounts)
For the nine months ended September 30,	2026	2025
Adjusted Noninterest Income:
Noninterest income, as reported	$56,230	$57,357
Less adjustments:
Gain on sale of bank-owned properties, net (1)	—	6,994
Adjusted noninterest income (non-GAAP)	$56,230	$50,363

Adjusted Noninterest Expense:
Noninterest expense, as reported	$115,159	$114,452
Less adjustments:
Pension plan settlement charge (1)	—	6,436
Adjusted noninterest expense (non-GAAP)	$115,159	$108,016

Adjusted Income Before Income Taxes:
Income before income taxes, as reported	$60,691	$46,745
Less: total adjustments, pre-tax (1)	—	558
Adjusted income before income taxes (non-GAAP)	$60,691	$46,187

Adjusted Income Tax Expense:
Income tax expense, as reported	$12,729	$10,475
Less: tax on total adjustments (1)	—	141
Adjusted income tax expense (non-GAAP)	$12,729	$10,334

Adjusted Effective Tax Rate:
Effective tax rate, as reported (2)	21.0%	22.4%
Less: impact of total adjustments (1)	—	—
Adjusted effective tax rate (non-GAAP) (3)	21.0%	22.4%

Adjusted Net Income:
Net income, as reported	$47,962	$36,270
Less: total adjustments, after-tax (1)	—	417
Adjusted net income (non-GAAP)	$47,962	$35,853
(1)Recognized in the three months ended March 31, 2025.
(2)Calculated as income tax expense divided by income before income taxes.
(3)Calculated as income tax expense, adjusted for the tax impact of the adjustments as outlined in the table above, divided by income before income taxes, adjusted for the pre-tax impact of the adjustments as outlined in the table above.

Management's Discussion and Analysis
The following table presents adjusted diluted earnings per common share:

(Dollars in thousands, except per share amounts)
For the nine months ended September 30,	2026	2025
Adjusted Diluted Earnings per Common Share:
Diluted earnings per common share, as reported (1)	$2.50	$1.88
Less: impact of total adjustments (2)	—	0.03
Adjusted diluted earnings per common share (non-GAAP) (3)	$2.50	$1.85
(1)Net income divided by weighted average diluted common and potential shares outstanding.
(2)Recognized in the three months ended March 31, 2025.
(3)Net income, adjusted for the after-tax impact of adjustments as outlined in the table above, divided by weighted average diluted common and potential shares outstanding.

The following table presents adjusted return on average assets and adjusted return on average equity:

(Dollars in thousands)
For the nine months ended September 30,	2026	2025
Adjusted Return on Average Assets (1):
Net income, as reported	$47,962	$36,270
Less: total adjustments, after-tax (2)	—	417
Adjusted net income (non-GAAP)	47,962	35,853

Total average assets, as reported	6,532,208	6,715,645

Return on average assets (3)	0.98%	0.72%
Adjusted return on average assets (non-GAAP) (4)	0.98%	0.71%

Adjusted Return on Average Equity (1):
Net income, as reported	$47,962	$36,270
Less: total adjustments, after-tax (2)	—	417
Adjusted net income (non-GAAP)	47,962	35,853

Total average equity, as reported	552,959	521,747

Return on average equity (5)	11.60%	9.29%
Adjusted return on average equity (non-GAAP) (6)	11.60%	9.19%
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

We continue to leverage our strong regional brand to build market share and remain steadfast in our commitment to provide superior service. We believe the key to future growth is providing customers with convenient in-person service and digital banking solutions. We have plans to open two new full-service branches in Rhode Island; one in Pawtucket in late 2026 and another in Bristol in early 2027.

Management's Discussion and Analysis
Results of Operations
Summary
The following table presents a summarized consolidated statement of operations:

(Dollars in thousands)	Three Months				Nine Months
			Change				Change
Periods ended September 30,	2026	2025	$	%	2026	2025	$	%
Net interest income	$44,692	$38,833	$5,859	15%	$127,020	$112,440	$14,580	13%
Noninterest income	20,265	17,636	2,629	15	56,230	57,357	(1,127)	(2)
Total revenues	64,957	56,469	8,488	15	183,250	169,797	13,453	8
Provision for credit losses	1,800	6,800	(5,000)	(74)	7,400	8,600	(1,200)	(14)
Noninterest expense	38,797	35,726	3,071	9	115,159	114,452	707	1
Income before income taxes	24,360	13,943	10,417	75	60,691	46,745	13,946	30
Income tax expense	4,979	3,097	1,882	61	12,729	10,475	2,254	22
Net income	$19,381	$10,846	$8,535	79%	$47,962	$36,270	$11,692	32%
Adjusted net income (non-GAAP)	$19,381	$10,846	$8,535	79%	$47,962	$35,853	$12,109	34%

The following table presents a summary of performance metrics and ratios:

	Three Months		Nine Months
Periods ended September 30,	2026	2025	2026	2025
Diluted earnings per common share	$1.01	$0.56	$2.50	$1.88
Adjusted diluted earnings per common share (non-GAAP)	$1.01	$0.56	$2.50	$1.85
Return on average assets (net income divided by average assets)	1.17%	0.64%	0.98%	0.72%
Adjusted return on average assets (non-GAAP)	1.17%	0.64%	0.98%	0.71%
Return on average equity (net income divided by average equity)	13.89%	8.14%	11.60%	9.29%
Adjusted return on average equity (non-GAAP)	13.89%	8.14%	11.60%	9.19%

In the third quarter of 2026, the Corporation generated net income of $19.4 million and diluted earnings per common share of $1.01. Compared to the third quarter of 2025, net income increased by 79%. This increase reflected growth in total revenues of $8.5 million, or 15%, offset, in part, by an increase in noninterest expenses of $3.1 million, or 9%. Also contributing to this increase was a decline in the provision for credit losses of $5.0 million driven by lower charge-offs and specific loss allocations in 2026, compared to 2025.

For the nine months ended September 30, 2026, the Corporation reported net income of $48.0 million and diluted earnings per common share of $2.50. Compared to the same period a year ago, net income grew by 32%. On a non-GAAP basis, adjusted net income grew by 34% and excluded the impact of the following infrequent transactions:
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

Net income growth on a year-to-date basis largely reflected improvement in net interest income and NIM.

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

Three months ended September 30,	2026			2025			Change
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Cash, federal funds sold, and short-term investments	$120,836	$1,100	3.61%	$137,021	$1,475	4.27%	($16,185)	($375)	(0.66%)
Mortgage loans held for sale	33,802	557	6.54	31,957	542	6.73	1,845	15	(0.19)
Taxable debt securities	972,482	8,250	3.37	1,075,119	9,372	3.46	(102,637)	(1,122)	(0.09)
Nontaxable debt securities	650	8	4.88	650	8	4.88	—	—	—
Total securities	973,132	8,258	3.37	1,075,769	9,380	3.46	(102,637)	(1,122)	(0.09)
FHLB stock	21,215	425	7.95	42,549	764	7.12	(21,334)	(339)	0.83
Commercial real estate	2,077,821	30,246	5.78	2,201,220	32,293	5.82	(123,399)	(2,047)	(0.04)
Commercial & industrial	664,500	9,591	5.73	553,867	8,203	5.88	110,633	1,388	(0.15)
Total commercial	2,742,321	39,837	5.76	2,755,087	40,496	5.83	(12,766)	(659)	(0.07)
Residential real estate	2,038,069	22,990	4.48	2,088,066	23,032	4.38	(49,997)	(42)	0.10
Home equity	332,723	5,255	6.27	303,480	5,270	6.89	29,243	(15)	(0.62)
Other	15,617	215	5.46	16,292	205	4.99	(675)	10	0.47
Total consumer	348,340	5,470	6.23	319,772	5,475	6.79	28,568	(5)	(0.56)
Total loans	5,128,730	68,297	5.28	5,162,925	69,003	5.30	(34,195)	(706)	(0.02)
Total interest-earning assets	6,277,715	78,637	4.97	6,450,221	81,164	4.99	(172,506)	(2,527)	(0.02)
Noninterest-earning assets	288,205			288,575			(370)
Total assets	$6,565,920			$6,738,796			($172,876)
Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits (in-market)	$743,369	$5,815	3.10%	$685,422	$6,503	3.76%	$57,947	($688)	(0.66%)
NOW accounts	687,920	292	0.17	669,493	390	0.23	18,427	(98)	(0.06)
Money market accounts	1,310,077	9,512	2.88	1,174,584	9,620	3.25	135,493	(108)	(0.37)
Savings accounts	868,065	3,920	1.79	719,229	3,624	2.00	148,836	296	(0.21)
Time deposits (in-market)	1,136,661	9,470	3.31	1,209,011	11,080	3.64	(72,350)	(1,610)	(0.33)
Interest-bearing in-market deposits	4,746,092	29,009	2.42	4,457,739	31,217	2.78	288,353	(2,208)	(0.36)
Wholesale brokered time deposits	—	—	—	539	6	4.42	(539)	(6)	(4.42)
Total interest-bearing deposits	4,746,092	29,009	2.42	4,458,278	31,223	2.78	287,814	(2,214)	(0.36)
FHLB advances	431,924	4,392	4.03	942,685	10,542	4.44	(510,761)	(6,150)	(0.41)
Junior subordinated debentures	22,681	312	5.46	22,681	347	6.07	—	(35)	(0.61)
Total interest-bearing liabilities	5,200,697	33,713	2.57	5,423,644	42,112	3.08	(222,947)	(8,399)	(0.51)
Noninterest-bearing demand deposits	664,713			648,268			16,445
Other liabilities	147,120			138,569			8,551
Shareholders’ equity	553,390			528,315			25,075
Total liabilities and shareholders’ equity	$6,565,920			$6,738,796			($172,876)
Net interest income (FTE)		$44,924			$39,052			$5,872
Interest rate spread			2.40%			1.91%			0.49%
Net interest margin			2.84%			2.40%			0.44%

Management's Discussion and Analysis
Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)
Three months ended September 30,	2026	2025	Change
Commercial loans	$222	$218	$4
Nontaxable debt securities	1	1	—
Total	$223	$219	$4

Nine months ended September 30,	2026			2025			Change
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Cash, federal funds sold, and short-term investments	$111,192	$3,007	3.62%	$138,301	$4,497	4.35%	($27,109)	($1,490)	(0.73%)
Mortgage loans held for sale	30,025	1,410	6.28	54,624	1,942	4.75	(24,599)	(532)	1.53
Taxable debt securities	997,146	25,486	3.42	1,061,852	27,429	3.45	(64,706)	(1,943)	(0.03)
Nontaxable debt securities	650	25	5.14	650	24	4.94	—	1	0.20
Total debt securities	997,796	25,511	3.42	1,062,502	27,453	3.45	(64,706)	(1,942)	(0.03)
FHLB stock	25,745	1,516	7.87	42,504	2,578	8.11	(16,759)	(1,062)	(0.24)
Commercial real estate	2,091,865	87,557	5.60	2,167,400	93,873	5.79	(75,535)	(6,316)	(0.19)
Commercial & industrial	609,788	25,858	5.67	547,558	24,044	5.87	62,230	1,814	(0.20)
Total commercial	2,701,653	113,415	5.61	2,714,958	117,917	5.81	(13,305)	(4,502)	(0.20)
Residential real estate	2,033,794	68,411	4.50	2,101,567	69,382	4.41	(67,773)	(971)	0.09
Home equity	324,090	15,239	6.29	299,645	15,499	6.92	24,445	(260)	(0.63)
Other	15,985	637	5.33	16,876	628	4.98	(891)	9	0.35
Total consumer	340,075	15,876	6.24	316,521	16,127	6.81	23,554	(251)	(0.57)
Total loans	5,075,522	197,702	5.21	5,133,046	203,426	5.30	(57,524)	(5,724)	(0.09)
Total interest-earning assets	6,240,280	229,146	4.91	6,430,977	239,896	4.99	(190,697)	(10,750)	(0.08)
Noninterest-earning assets	291,928			284,668			7,260
Total assets	$6,532,208			$6,715,645			($183,437)
Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits (in-market)	$740,588	$17,455	3.15%	$659,609	$18,630	3.78%	$80,979	($1,175)	(0.63%)
NOW accounts	683,129	817	0.16	673,135	1,075	0.21	9,994	(258)	(0.05)
Money market accounts	1,223,662	25,729	2.81	1,196,124	29,426	3.29	27,538	(3,697)	(0.48)
Savings accounts	837,515	10,993	1.75	649,841	8,555	1.76	187,674	2,438	(0.01)
Time deposits (in-market)	1,156,665	28,952	3.35	1,209,618	33,692	3.72	(52,953)	(4,740)	(0.37)
Interest-bearing in-market deposits	4,641,559	83,946	2.42	4,388,327	91,378	2.78	253,232	(7,432)	(0.36)
Wholesale brokered time deposits	—	—	—	65,115	2,457	5.04	(65,115)	(2,457)	(5.04)
Total interest-bearing deposits	4,641,559	83,946	2.42	4,453,442	93,835	2.82	188,117	(9,889)	(0.40)
FHLB advances	542,319	16,660	4.11	945,484	31,939	4.52	(403,165)	(15,279)	(0.41)
Junior subordinated debentures	22,681	930	5.48	22,681	1,040	6.13	—	(110)	(0.65)
Total interest-bearing liabilities	5,206,559	101,536	2.61	5,421,607	126,814	3.13	(215,048)	(25,278)	(0.52)
Noninterest-bearing demand deposits	630,520			628,448			2,072
Other liabilities	142,170			143,843			(1,673)
Shareholders’ equity	552,959			521,747			31,212
Total liabilities and shareholders’ equity	$6,532,208			$6,715,645			($183,437)
Net interest income (FTE)		$127,610			$113,082			$14,528
Interest rate spread			2.30%			1.86%			0.44%
Net interest margin			2.73%			2.35%			0.38%

Management's Discussion and Analysis
Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)
Nine months ended September 30,	2026	2025	Change
Commercial loans	$570	$644	($74)
Nontaxable debt securities	3	2	1
Total	$573	$646	($73)

Net Interest Income
Net interest income, the primary source of our operating income, totaled $44.7 million and $127.0 million, respectively, for the three and nine months ended September 30, 2026, compared to $38.8 million and $112.4 million, respectively, for the same periods in 2025.

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

The improvement in net interest income, FTE net interest income and NIM discussed below reflected lower rates paid on, and decreases in, average interest-bearing liability balances, partially offset by decreases in, and lower yields on, average interest-earnings asset balances. The improvement also reflected the cessation of amortization of a deferred loss associated with a previously terminated cash flow hedge. As of May 1, 2026, the remaining deferred loss was fully amortized. As noted in the Unaudited Consolidated Statements of Cash Flows, amortization of the terminated cash flow hedge loss (a reduction to net interest income) amounted to $2.8 million in 2026, compared to $6.4 million in 2025.

The following discussion presents net interest income on an FTE basis by adjusting income and yields on tax-exempt loans to be comparable to taxable loans.

FTE net interest income for the three and nine months ended September 30, 2026 was up by $5.9 million and $14.5 million, respectively, from the same periods in 2025. For the three and nine months ended September 30, 2026, decreases in average interest-bearing liability balances net of decreases in average interest-earning assets increased net interest income by $1.9 million and $3.7 million, respectively. Decreases in funding costs outpaced decreases in asset yields, increasing net interest income by $4.0 million and $10.8 million, respectively, for the three and nine months ended September 30, 2026.

NIM was 2.84% and 2.73%, respectively, for the three and nine months ended September 30, 2026, up from 2.40% and 2.35%, respectively, for the same periods in 2025.

Total average securities for the three and nine months ended September 30, 2026 decreased by $102.6 million and $64.7 million, respectively, from the same periods a year earlier primarily due to routine pay-downs. The FTE rate of return on the securities portfolio for the three and nine months ended September 30, 2026 was 3.37% and 3.42%, respectively, down by 9 and 3 basis points, respectively, from the same periods in 2025.

Total average loan balances for the three and nine months ended September 30, 2026 decreased by $34.2 million and $57.5 million, respectively, from the comparable 2025 periods, reflecting decreases in the residential and commercial real estate loan portfolios. The yield on total loans for the three and nine months ended September 30, 2026 was 5.28% and 5.21%, respectively, down by 2 and 9 basis points, respectively, from the same periods in 2025. The decrease reflected the impact of relatively lower market interest rates, partially offset by the benefit from the cessation of deferred loss amortization discussed above.

FHLB advances and brokered time deposits are utilized as wholesale funding sources. The average balance of FHLB advances for the three and nine months ended September 30, 2026 decreased by $510.8 million and $403.2 million, respectively, from the comparable periods in 2025. The average rate paid on such advances for the three and nine months ended September 30, 2026 was 4.03% and 4.11%, respectively, down by 41 basis points from both the three and nine months

Management's Discussion and Analysis
ended September 30, 2025. There were no wholesale brokered time deposits for the three and nine months ended September 30, 2026. This compared to $539 thousand and $65.1 million, respectively for the three and nine months ended September 30, 2025 with average rates of 4.42% and 5.04%, respectively. The decline in wholesale funding balances reflected increases in the average balances of in-market deposits and timing of liquidity management activities. Rates paid on wholesale funding have declined from the prior year, reflecting relatively lower market interest rates.

Average in-market interest-bearing deposits, which excludes wholesale brokered deposits, for the three and nine months ended September 30, 2026 increased by $288.4 million and $253.2 million, respectively, from the same periods in 2025, reflecting increases in average balances across all deposit categories, except time deposits. The average rate paid on in-market interest-bearing deposits for both the three and nine months ended September 30, 2026 was 2.42%, down by 36 basis points from both the three and nine months ended September 30, 2025, largely reflecting relatively lower market interest rates. The average balance of noninterest-bearing demand deposits for the three and nine months ended September 30, 2026 increased by $16.4 million and $2.1 million, respectively, from the same periods in 2025.

Management's Discussion and Analysis
Volume / Rate Analysis - Interest Income and Expense (FTE Basis)
The following table presents certain information on an FTE basis regarding changes in our interest income and interest expense for the periods indicated.  The net change attributable to both volume and rate has been allocated proportionately.

(Dollars in thousands)	Three Months Ended September 30, 2026 vs. 2025			Nine Months Ended September 30, 2026 vs. 2025
	Change Due to			Change Due to
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest on Interest-Earning Assets:
Cash, federal funds sold, and other short-term investments	($162)	($213)	($375)	($803)	($687)	($1,490)
Mortgage loans held for sale	31	(16)	15	(1,039)	507	(532)
Taxable debt securities	(882)	(240)	(1,122)	(1,700)	(243)	(1,943)
Nontaxable debt securities	—	—	—	—	1	1
Total securities	(882)	(240)	(1,122)	(1,700)	(242)	(1,942)
FHLB stock	(419)	80	(339)	(988)	(74)	(1,062)
Commercial real estate	(1,823)	(224)	(2,047)	(3,253)	(3,063)	(6,316)
Commercial & industrial	1,602	(214)	1,388	2,656	(842)	1,814
Total commercial	(221)	(438)	(659)	(597)	(3,905)	(4,502)
Residential real estate	(560)	518	(42)	(2,327)	1,356	(971)
Home equity	483	(498)	(15)	1,212	(1,472)	(260)
Other	(9)	19	10	(34)	43	9
Total consumer	474	(479)	(5)	1,178	(1,429)	(251)
Total loans	(307)	(399)	(706)	(1,746)	(3,978)	(5,724)
Total interest income	(1,739)	(788)	(2,527)	(6,276)	(4,474)	(10,750)
Interest on Interest-Bearing Liabilities:
Interest-bearing demand deposits (in-market)	518	(1,206)	(688)	2,138	(3,313)	(1,175)
NOW accounts	10	(108)	(98)	14	(272)	(258)
Money market accounts	1,048	(1,156)	(108)	667	(4,364)	(3,697)
Savings accounts	701	(405)	296	2,486	(48)	2,438
Time deposits (in-market)	(640)	(970)	(1,610)	(1,449)	(3,291)	(4,740)
Interest-bearing in-market deposits	1,637	(3,845)	(2,208)	3,856	(11,288)	(7,432)
Wholesale brokered time deposits	(3)	(3)	(6)	(1,229)	(1,228)	(2,457)
Total interest-bearing deposits	1,634	(3,848)	(2,214)	2,627	(12,516)	(9,889)
FHLB advances	(5,254)	(896)	(6,150)	(12,599)	(2,680)	(15,279)
Junior subordinated debentures	—	(35)	(35)	—	(110)	(110)
Total interest expense	(3,620)	(4,779)	(8,399)	(9,972)	(15,306)	(25,278)
Net interest income (FTE)	$1,881	$3,991	$5,872	$3,696	$10,832	$14,528

Provision for Credit Losses
The provision for credit losses results from management’s review of the adequacy of the ACL. The ACL is management’s estimate, at the reporting date, of expected lifetime credit losses and includes consideration of current forecasted economic conditions. Estimating an appropriate level of ACL necessarily involves a high degree of judgment.

Management's Discussion and Analysis
The following table presents the provision for credit losses for the periods indicated:

(Dollars in thousands)	Three Months				Nine Months
			Change				Change
Periods ended September 30,	2026	2025	$	%	2026	2025	$	%
Provision for credit losses on loans	$1,800	$6,950	($5,150)	(74%)	$7,200	$9,000	($1,800)	(20%)
Provision for credit losses on unfunded commitments	—	(150)	$150	100	200	(400)	$600	150
Provision for credit losses	$1,800	$6,800	($5,000)	(74%)	$7,400	$8,600	($1,200)	(14%)

The decline in the provision for credit losses largely reflected lower charge-offs and specific loss allocations in 2026, compared to 2025.

Net charge-offs totaled $3.9 million for both the three and nine months ended September 30, 2026, and included a $3.8 million charge-off recognized in the third quarter on one commercial loan. Net charge-offs totaled $11.4 million and $14.4 million, respectively, for the same periods in 2025, and included $11.3 million in charge-offs recognized in the third quarter of that year on two commercial loan relationships.

See additional discussion under the caption “Asset Quality” below.

Noninterest Income
Noninterest income is an important source of revenue for Washington Trust.  The principal categories of noninterest income are shown in the following table:

(Dollars in thousands)	Three Months				Nine Months
			Change				Change
Periods ended September 30,	2026	2025	$	%	2026	2025	$	%
Noninterest income:
Wealth management revenues	$11,089	$10,373	$716	7%	$32,937	$30,384	$2,553	8%
Mortgage banking revenues	3,155	3,501	(346)	(10)	9,673	8,839	834	9
Card interchange fees	1,317	1,163	154	13	4,007	3,919	88	2
Service charges on deposit accounts	952	841	111	13	2,579	2,393	186	8
Loan related derivative income	1,507	271	1,236	456	2,317	1,048	1,269	121
Income from bank-owned life insurance	1,863	868	995	115	3,652	2,463	1,189	48
Gain on sale of bank-owned properties, net	—	—	—	—	—	6,994	(6,994)	(100)
Other income	382	619	(237)	(38)	1,065	1,317	(252)	(19)
Total noninterest income	$20,265	$17,636	$2,629	15%	$56,230	$57,357	($1,127)	(2%)
Adjusted noninterest income (non-GAAP)	$20,265	$17,636	$2,629	15%	$56,230	$50,363	$5,867	12%

Noninterest Income Analysis
Total noninterest income amounted to $20.3 million and $56.2 million, respectively, for the three and nine months ended September 30, 2026, compared to $17.6 million and $57.4 million, respectively, for the same periods in 2025. Total noninterest income in the nine months ended September 30, 2025 was impacted by the gain on sale-leaseback transactions as described under the caption “Summary” above. Excluding the impact of this infrequent transaction, adjusted noninterest income (non-GAAP) for the three and nine months ended September 30, 2026 was up by $2.6 million and $5.9 million, respectively, from the same periods in 2025.

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

Management's Discussion and Analysis
The categories of wealth management revenues are shown in the following table:

(Dollars in thousands)	Three Months				Nine Months
			Change				Change
Periods ended September 30,	2026	2025	$	%	2026	2025	$	%
Wealth management revenues:
Asset-based revenues	$11,030	$10,307	$723	7%	$32,479	$29,821	$2,658	9%
Transaction-based revenues	59	66	(7)	(11)	458	563	(105)	(19)
Total wealth management revenues	$11,089	$10,373	$716	7%	$32,937	$30,384	$2,553	8%

The following table presents wealth management AUA balances:

(Dollars in thousands)
	September 30, 2026	December 31, 2025	September 30, 2025
AUA (market value as of the date indicated)	$7,917,811	$7,777,250	$7,682,440

Wealth management revenues for the three and nine months ended September 30, 2026 increased by $716 thousand and $2.6 million, respectively, from the same periods in 2025, reflecting an increase in asset-based revenues. The increase in asset-based revenues correlated with the change in average AUA balances. The average balance of AUA for the three and nine months ended September 30, 2026 increased by 6% and 9%, respectively, over the average balances for the same periods in 2025, largely reflecting net investment appreciation of AUA.

Mortgage banking revenues are dependent on mortgage origination volume and are sensitive to interest rates and the condition of housing markets. The composition of mortgage banking revenues and the volume of loans sold to the secondary market are shown in the following table:

(Dollars in thousands)	Three Months				Nine Months
			Change				Change
Periods ended September 30,	2026	2025	$	%	2026	2025	$	%
Mortgage banking revenues:
Realized gains on loan sales, net (1)	$2,788	$2,450	$338	14%	$7,891	$6,485	$1,406	22%
Changes in fair value, net (2)	(188)	530	(718)	(135)	202	682	(480)	(70)
Loan servicing fee income, net (3)	555	521	34	7	1,580	1,672	(92)	(6)
Total mortgage banking revenues	$3,155	$3,501	($346)	(10%)	$9,673	$8,839	$834	9%

Loans sold to the secondary market (4)	$144,883	$126,487	$18,396	15%	$402,527	$318,761	$83,766	26%
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

For the three and nine months ended September 30, 2026, mortgage banking revenues were down by $346 thousand and up by $834 thousand, respectively, compared to the same periods in 2025. These results reflected an increase in sales volume, but were also impacted by a decrease in the mortgage pipeline and rising interest rates.

Loan related derivative income from interest rate swap transactions with commercial borrowers for the three and nine months ended September 30, 2026 increased by $1.2 million and $1.3 million, respectively, from the same periods in 2025, driven by increased commercial borrower demand for interest rate swap transactions.

Income from BOLI for the three and nine months ended September 30, 2026 was up by $995 thousand and $1.2 million, respectively, from the same periods in 2025, largely due to the recognition of a non-taxable gain of $954 thousand in the third quarter of 2026.

Management's Discussion and Analysis

Noninterest Expense
The following table presents noninterest expense comparisons:

(Dollars in thousands)	Three Months				Nine Months
			Change				Change
Periods ended September 30,	2026	2025	$	%	2026	2025	$	%
Noninterest expense:
Salaries and employee benefits	$25,124	$22,674	$2,450	11%	$74,776	$68,121	$6,655	10%
Outsourced services	4,605	4,120	485	12	13,254	12,870	384	3
Net occupancy	2,733	2,691	42	2	8,358	8,094	264	3
Equipment	930	917	13	1	2,720	2,738	(18)	(1)
Legal, audit, and professional fees	802	719	83	12	2,562	2,195	367	17
FDIC deposit insurance costs	794	1,055	(261)	(25)	2,681	3,552	(871)	(25)
Advertising and promotion	703	763	(60)	(8)	2,021	1,890	131	7
Amortization of intangibles	155	200	(45)	(23)	466	607	(141)	(23)
Pension plan settlement charge	—	—	—	—	—	6,436	(6,436)	(100)
Other	2,951	2,587	364	14	8,321	7,949	372	5
Total noninterest expense	$38,797	$35,726	$3,071	9%	$115,159	$114,452	$707	1%
Adjusted noninterest expense (non-GAAP)	$38,797	$35,726	$3,071	9%	$115,159	$108,016	$7,143	7%

Noninterest Expense Analysis
Total noninterest expense amounted to $38.8 million and $115.2 million, respectively, for the three and nine months ended September 30, 2026, compared to $35.7 million and $114.5 million, respectively, for the same periods in 2025. Total noninterest expense in the nine months ended September 30, 2025 was impacted by the settlement charge associated with termination of the Corporation’s qualified pension plan, as described under the caption “Summary” above. Excluding the impact of this infrequent transaction, adjusted noninterest expense (non-GAAP) for the three and nine months ended September 30, 2026, was up by $3.1 million and $7.1 million, respectively, from the same periods in 2025.

Salaries and employee benefits expense, the largest component of total noninterest expense, for the three and nine months ended September 30, 2026 increased by $2.5 million and $6.7 million, respectively, compared to the same periods in 2025. This was primarily due to higher compensation and medical insurance benefit costs, as well as increased staffing.

Outsourced services expense for the three and nine months ended September 30, 2026 increased by $485 thousand and $384 thousand, respectively, compared to the same periods in 2025. This included volume-related increases associated with loan related derivative transactions.

FDIC insurance costs for the three and nine months ended September 30, 2026 decreased by $261 thousand and $871 thousand, respectively, compared to the same periods in 2025, reflecting a decrease in average assets and a lower FDIC deposit assessment rate.

Management's Discussion and Analysis
Income Taxes
The following table presents the Corporation’s income tax provision and applicable tax rates for the periods indicated:

(Dollars in thousands)
	Three Months		Nine Months
Periods ended September 30,	2026	2025	2026	2025
Income tax expense	$4,979	$3,097	$12,729	$10,475
Adjusted income tax expense (non-GAAP)	4,979	3,097	12,729	10,334
Effective tax rate	20.4%	22.2%	21.0%	22.4%
Adjusted effective tax rate (non-GAAP)	20.4%	22.2%	21.0%	22.4%
Blended statutory rate	25.0%	25.3%	25.0%	25.3%
The effective tax rates differed from the federal rate of 21%, primarily due to benefits from tax-exempt income, income from BOLI, and federal tax credits, which were partially offset by state income tax expense. The blended statutory rates include the federal income tax rate of 21% and a blended state income tax rate net of a federal tax benefit.

The decrease in the effective tax rate in 2026 largely reflected changes in state tax expense, as well as increases in federal tax credit benefits and income from BOLI.

The Corporation’s net deferred tax assets are reported in other assets and amounted to $47.2 million at September 30, 2026, compared to $36.9 million at December 31, 2025. The increase in net deferred tax assets reflected increases in deferred tax assets associated with a decline in fair value of securities available for sale due to changes in market interest rates. Management believes deferred tax assets, net of the valuation allowance, are more-likely-than-not to be realized.

Segment Reporting
The Corporation manages its operations through two reportable business segments, consisting of Banking and Wealth Management Services. See Note 12 to the Unaudited Consolidated Financial Statements for additional disclosure related to business segments.

Banking
The following table presents a summarized statement of operations for the Banking business segment:

(Dollars in thousands)	Three Months				Nine Months
			Change				Change
Periods ended September 30,	2026	2025	$	%	2026	2025	$	%
Net interest income	$44,692	$38,833	$5,859	15%	$127,020	$112,440	$14,580	13%
Provision for credit losses	1,800	6,800	(5,000)	(74)	7,400	8,600	(1,200)	(14)
Net interest income after provision for credit losses	42,892	32,033	10,859	34	119,620	103,840	15,780	15
Noninterest income	8,915	7,115	1,800	25	22,595	26,470	(3,875)	(15)
Noninterest expense	31,518	28,684	2,834	10	92,620	89,742	2,878	3
Income before income taxes	20,289	10,464	9,825	94	49,595	40,568	9,027	22
Income tax expense	4,060	2,254	1,806	80	10,220	8,884	1,336	15
Net income	$16,229	$8,210	$8,019	98%	$39,375	$31,684	$7,691	24%

Net interest income for the Banking segment for the three and nine months ended September 30, 2026 increased by $5.9 million and $14.6 million, respectively, from the same periods in 2025. See additional discussion under the caption “Net Interest Income” above.

The provision for credit losses for the three and nine months ended September 30, 2026 decreased by $5.0 million and $1.2 million, respectively, from the same periods in 2025. See additional discussion under the caption “Provision for Credit Losses” above.

Management's Discussion and Analysis

Noninterest income derived from the Banking segment was $8.9 million and $22.6 million, respectively, for the three and nine months ended September 30, 2026, compared to $7.1 million and $26.5 million, respectively, for the same periods in 2025. Included in the nine months ended September 30, 2025 was a $7.0 million net gain recognized on sale-leaseback transactions. Excluding this item, Banking noninterest income for the three and nine months ended September 30, 2026 increased by $1.8 million and $3.1 million, respectively, largely reflecting increases in loan related derivative income and income from BOLI. See additional discussion under the caption “Noninterest Income” above.

Banking noninterest expenses for the three and nine months ended September 30, 2026 totaled $31.5 million and $92.6 million, respectively, compared to $28.7 million and $89.7 million, respectively, for the same periods in 2025. Included in the nine months ended September 30, 2025 was $4.9 million of the total pension plan settlement charge that was allocated to the Banking segment. Excluding this item, noninterest expenses for the Banking segment for the three and nine months ended September 30, 2026 increased by $2.8 million and $7.8 million, respectively, reflecting increases in salaries and employee benefits expense and outsourced services expense, partially offset by a decrease in FDIC deposit insurance costs. See additional discussion under the caption “Noninterest Expense” above.

Wealth Management Services
The following table presents a summarized statement of operations for the Wealth Management Services business segment:

(Dollars in thousands)	Three Months				Nine Months
			Change				Change
Periods ended September 30,	2026	2025	$	%	2026	2025	$	%
Net interest income	$—	$—	$—	—%	$—	$—	$—	—%
Noninterest income	11,350	10,521	829	8	33,635	30,887	2,748	9
Noninterest expense	7,279	7,042	237	3	22,539	24,710	(2,171)	(9)
Income before income taxes	4,071	3,479	592	17	11,096	6,177	4,919	80
Income tax expense	919	843	76	9	2,509	1,591	918	58
Net income	$3,152	$2,636	$516	20%	$8,587	$4,586	$4,001	87%

Noninterest income derived from the Wealth Management Services segment for the three and nine months ended September 30, 2026 increased by $829 thousand and $2.7 million, respectively, from the same periods in 2025, largely reflecting an increase in asset-based revenues. See further discussion under the caption “Noninterest Income” above.

Noninterest expenses for the Wealth Management Services segment for the three and nine months ended September 30, 2026 totaled $7.3 million and $22.5 million, respectively, compared to $7.0 million and $24.7 million, respectively, for the same periods in 2025. Included in the nine months ended September 30, 2025 was $1.5 million of the total pension plan settlement charge that was allocated to the Wealth Management Services segment. Excluding this item, noninterest expenses for the Wealth Management Services segment for the three and nine months ended September 30, 2026 increased by $237 thousand and decreased by $635 thousand, respectively.

Management's Discussion and Analysis
Financial Condition
Summary
The following table presents selected financial condition data:

(Dollars in thousands)			Change
	September 30, 2026	December 31, 2025	$	%
Available for sale debt securities	$817,801	$940,342	($122,541)	(13%)
Total loans	5,164,852	5,134,388	30,464	1
Allowance for credit losses on loans	40,488	37,236	3,252	9
Total assets	6,538,491	6,621,694	(83,203)	(1)
Total deposits	5,436,016	5,269,990	166,026	3
FHLB advances	376,000	626,000	(250,000)	(40)
Total shareholders’ equity	530,767	543,584	(12,817)	(2)

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

Determination of Fair Value
The Corporation uses an independent pricing service to obtain quoted prices. The prices provided by the independent pricing service are generally based on observable market data in active markets. The determination of whether markets are active or inactive is based upon the level of trading activity for a particular security class. Management reviews the independent pricing service’s documentation to gain an understanding of the appropriateness of the pricing methodologies. Management also reviews the prices provided by the independent pricing service for reasonableness based upon current trading levels for similar securities. If the prices appear unusual, they are re-examined and the value is either confirmed or revised. In addition, management periodically performs independent price tests of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of September 30, 2026 and December 31, 2025, management did not make any adjustments to the prices provided by the pricing service.

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

Management's Discussion and Analysis
Securities Portfolio
The carrying amounts of securities held are as follows:

(Dollars in thousands)	September 30, 2026		December 31, 2025
	Amount	% of Total	Amount	% of Total
Available for Sale Debt Securities:
Obligations of U.S. government agencies and government-sponsored enterprises	$39,459	5%	$39,958	4%
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	760,936	93	880,894	94
Obligations of states and political subdivisions	580	—	663	—
Individual name issuer trust preferred debt securities	6,130	1	6,103	1
Corporate bonds	10,696	1	12,724	1
Total available for sale debt securities	$817,801	100%	$940,342	100%

The securities portfolio represented 13% of total assets at September 30, 2026, compared to 14% of total assets at December 31, 2025. The largest component of the securities portfolio is mortgage-backed securities, all of which are issued by U.S. government agencies or U.S. government-sponsored enterprises.

The securities portfolio decreased by $122.5 million, or 13%, from the end of 2025. This decrease largely reflected $75.2 million of routine pay-downs on mortgage-backed securities and a decrease of $46.0 million (pre-tax) in the fair value of available for sale securities.

The carrying amounts of available for sale debt securities as of September 30, 2026 and December 31, 2025 included net unrealized losses of $140.9 million and $94.9 million, respectively. The net unrealized losses were primarily concentrated in obligations of U.S. government agencies and U.S. government-sponsored enterprises, including mortgage-backed securities, and primarily attributable to relative changes in market interest rates since the time of purchase. See Note 3 to the Unaudited Consolidated Financial Statements for additional information.

Loans
We primarily serve individuals and businesses located in southern New England, and a substantial portion of our loans are secured by properties in southern New England. Total loans amounted to $5.2 billion at September 30, 2026, up by $30.5 million, or 1%, from the end of 2025.

The following table sets forth the composition of the Corporation’s loan portfolio:

(Dollars in thousands)	September 30, 2026		December 31, 2025
	Amount	% of Total	Amount	% of Total
Commercial:
Commercial real estate	$2,116,435	41%	$2,183,985	43%
Commercial & industrial	661,617	13	564,082	11
Total commercial	2,778,052	54	2,748,067	54
Residential Real Estate:
Residential real estate (1)	2,030,656	39	2,050,399	40
Consumer:
Home equity	340,253	7	318,862	6
Other	15,891	—	17,060	—
Total consumer	356,144	7	335,922	6
Total loans	$5,164,852	100%	$5,134,388	100%
(1)Includes negative basis adjustments associated with fair value hedges of $2.2 million and $335 thousand, respectively, at September 30, 2026 and December 31, 2025. See Note 6 to the Unaudited Consolidated Financial Statements for additional disclosure.

Management's Discussion and Analysis
Commercial Loans
The commercial loan portfolio represented 54% of total loans at both September 30, 2026 and December 31, 2025.

In making commercial loans, we may occasionally solicit the participation of other banks. The Bank also participates in commercial loans originated by other banks. In such cases, these loans are individually underwritten by us using standards similar to those employed for our self-originated loans. Our participation in commercial loans originated by other banks amounted to $557.7 million and $613.5 million, respectively, at September 30, 2026 and December 31, 2025. Our participation in commercial loans originated by other banks also includes SNCs. SNCs are defined as participation in loans or loan commitments of at least $100.0 million that are shared by three or more banks.

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

Commercial Real Estate Loans
CRE loans totaled $2.1 billion at September 30, 2026, down by $67.6 million, or 3%, from the balance at December 31, 2025. In the first nine months of 2026, CRE advances and originations amounted to $285.6 million, which were more than offset by payments.

The following table presents a geographic summary of CRE loans by property location:

(Dollars in thousands)	September 30, 2026		December 31, 2025
	Outstanding Balance	% of Total	Outstanding Balance	% of Total
Massachusetts	$726,224	34%	$713,856	33%
Connecticut	689,801	33	816,532	37
Rhode Island	412,585	19	375,905	17
Subtotal	1,828,610	86	1,906,293	87
All other states	287,825	14	277,692	13
Total	$2,116,435	100%	$2,183,985	100%

Management's Discussion and Analysis
Management considers the CRE portfolio to be well-diversified with loans across several property types. Other than the multi-family segment that is discussed further below, there were no other property types within the CRE portfolio that exceeded 10% of total loans. The following table presents a summary of CRE loans by property type segmentation:

(Dollars in thousands)	September 30, 2026		December 31, 2025
	Outstanding Balance (1)	% of CRE Total	Outstanding Balance (1)	% of CRE Total
CRE Portfolio Segmentation:
Multi-family	$687,386	32%	$667,388	31%
Retail	409,346	19	436,961	20
Industrial and warehouse	373,870	18	380,403	17
Hospitality	240,264	11	230,549	11
Office	208,059	10	237,706	11
Healthcare facility	115,342	5	156,871	7
Mixed-use	28,453	1	26,440	1
Other	53,715	4	47,667	2
Total CRE loans	$2,116,435	100%	$2,183,985	100%

Construction & development loans outstanding, included above	$79,487		$86,682
Participation in CRE loans originated by other banks, included above (2)	$460,843		$518,493
Average CRE loan size (3)	$5,327		$5,217
Largest individual CRE loan outstanding	$65,530		$65,509
(1)Does not include unfunded commitments of $136.7 million and $127.1 million, respectively, as of September 30, 2026 and December 31, 2025.
(2)Includes SNC balances of $43.8 million and $45.6 million, respectively, as of September 30, 2026 and December 31, 2025. There were no classified SNC balances as of September 30, 2026 or December 31, 2025.
(3)Total commitment (outstanding loan balance plus unfunded commitments) divided by number of loans.

Multi-family, our largest single CRE segment, totaled $687.4 million as of September 30, 2026, representing 13% of total loans and 32% of the total CRE portfolio. This segment includes non-owner occupied residential properties consisting of four or more units that are rented to tenants. At September 30, 2026, the credit quality of the multi-family segment was 100% pass-rated. Also, there were no nonaccrual loans and all loans were current with respect to payment terms at September 30, 2026 in this segment.

There continues to be heightened focus in the banking industry on the CRE office sector, given the continuation of remote work and elevated vacancies across the office market. As of September 30, 2026, Washington Trust’s CRE office loan segment totaled $208.1 million, or 4% of total loans and 10% of the total CRE loans. The loans are secured by non-owner occupied office properties, including medical office and lab space, located in our primary lending market area of southern New England - Massachusetts, Connecticut, and Rhode Island. Furthermore, approximately 61% of the CRE office segment balance is secured by properties located in suburban areas. As of September 30, 2026, 94% of the CRE office segment was on accruing status and 93% was current with respect to payment terms. Additionally, the credit quality of the CRE office loan segment was 79% pass-rated, 15% special mention-rated, and 6% classified as of September 30, 2026.

Commercial and Industrial Loans
C&I loans amounted to $661.6 million at September 30, 2026, up by $97.5 million, or 17%, from the balance at December 31, 2025, largely reflecting growth from our institutional banking team who serve educational, healthcare, and non-profit institutions. In the first nine months of 2026, C&I originations and advances amounted to $133.1 million and were partially offset by payments.

Management's Discussion and Analysis
Management considers the C&I portfolio to be well-diversified with loans across several industries. The following table presents a summary of C&I loans by industry segmentation:

(Dollars in thousands)	September 30, 2026		December 31, 2025
	Outstanding Balance (1)	% of C&I Total	Outstanding Balance (1)	% of C&I Total
C&I Portfolio Segmentation:
Healthcare and social assistance	$148,495	22%	$150,061	27%
Educational services	144,744	22	54,245	10
Retail trade	66,816	10	48,289	9
Transportation and warehousing	54,137	8	55,315	10
Accommodation and food services	31,812	5	26,431	5
Finance and insurance	27,697	4	22,727	4
Manufacturing	26,379	4	23,714	4
Arts, entertainment, and recreation	23,705	4	22,043	4
Professional, scientific, and technical services	21,100	3	12,490	2
Information	21,090	3	21,843	4
Real estate rental and leasing	20,363	3	57,113	10
Public administration	5,929	1	1,448	—
Other	69,350	11	68,363	11
Total C&I loans	$661,617	100%	$564,082	100%

Participation in C&I loans originated by other banks, included above (2)	$96,844		$95,047
Average C&I loan size (3)	$958		$839
Largest individual C&I loan outstanding	$32,173		$33,001
(1)Does not include unfunded commitments of $295.2 million and $306.9 million, respectively, as of September 30, 2026 and December 31, 2025.
(2)Includes SNC balances of $74.7 million and $72.0 million, respectively, as of September 30, 2026 and December 31, 2025, all of which were pass-rated.
(3)Total commitment (outstanding loan balance plus unfunded commitments) divided by number of loans.

Healthcare and social assistance, our largest single C&I segment, totaled $148.5 million as of September 30, 2026, representing 3% of total loans and 22% of the total C&I portfolio. This segment includes specialty medical practices, elder services, and community and mental health centers. At September 30, 2026, the credit quality of the healthcare and social assistance segment was 100% pass-rated. Also, there were no nonaccrual loans and all loans were current with respect to payment terms at September 30, 2026 in this segment.

Residential Real Estate Loans
The residential real estate loan portfolio represented 39% of total loans at September 30, 2026, compared to 40% at December 31, 2025.

Residential real estate loans amounted to $2.0 billion at September 30, 2026, down by $19.7 million, or 1%, from the balance at December 31, 2025, as loan originations were more than offset by payments.

Management's Discussion and Analysis
The following is a geographic summary of residential real estate loans by property location:

(Dollars in thousands)	September 30, 2026		December 31, 2025
	Amount	% of Total	Amount	% of Total
Massachusetts	$1,378,824	68%	$1,433,920	70%
Rhode Island	504,285	25	469,008	23
Connecticut	125,375	6	125,866	6
Subtotal	2,008,484	99	2,028,794	99
All other states	22,172	1	21,605	1
Total (1)	$2,030,656	100%	$2,050,399	100%
(1)Includes residential mortgage loans purchased from and serviced by other financial institutions totaling $33.8 million and $38.5 million, respectively, as of September 30, 2026 and December 31, 2025.

Residential real estate loans are originated both for sale to the secondary market as well as for retention in the Bank’s loan portfolio. We also originate such loans for various investors in a broker capacity, including conventional mortgages and reverse mortgages. Loan origination and refinancing activities are sensitive to interest rates and the condition of housing markets.

The table below presents residential real estate loan origination activity:

(Dollars in thousands)	Three Months				Nine Months
Periods ended September 30,	2026		2025		2026		2025
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Originations for retention in portfolio (1)	$49,169	25%	$50,852	29%	$164,916	29%	$129,845	28%
Originations for sale to the secondary market (2)	143,712	75	122,300	71	399,197	71	328,031	72
Total	$192,881	100%	$173,152	100%	$564,113	100%	$457,876	100%
(1)Includes the full commitment amount of homeowner construction loans.
(2)Includes brokered loans (loans originated for others).

The table below presents residential real estate loan sales activity:

(Dollars in thousands)
	Three Months				Nine Months
Periods ended September 30,	2026		2025		2026		2025
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Loans sold with servicing rights retained	$8,832	6%	$9,774	8%	$21,088	5%	$34,355	11%
Loans sold with servicing rights released (1)	136,051	94	116,713	92	381,439	95	284,406	89
Total	$144,883	100%	$126,487	100%	$402,527	100%	$318,761	100%
(1)Includes brokered loans (loans originated for others).

We have active relationships with various secondary market investors that purchase loans we originate. In addition to managing our interest rate risk position and earnings through the sale of these loans, we are also able to manage our liquidity position through timely sales of residential real estate loans to the secondary market.

Loans are sold with servicing retained or released. Loans sold with servicing rights retained result in the capitalization of servicing rights. Loan servicing rights are included in other assets and are subsequently amortized as an offset to mortgage banking revenues over the estimated period of servicing. The net balance of capitalized servicing rights amounted to $5.9 million and $6.6 million, respectively, as of September 30, 2026 and December 31, 2025. The balance of residential mortgage loans serviced for others, which are not included in the Unaudited Consolidated Balance Sheets, amounted to $1.2 billion and $1.3 billion, respectively, at September 30, 2026 and December 31, 2025.

Management's Discussion and Analysis

Consumer Loans
The consumer loan portfolio represented 7% of total loans at September 30, 2026, compared to 6% at December 31, 2025.

Consumer loans include home equity loans and lines of credit and personal installment loans. Home equity lines of credit and home equity loans represented 96% of the total consumer portfolio at September 30, 2026. Our home equity line and home equity loan origination activities are conducted primarily in southern New England. The Bank estimates that approximately 45% of the combined home equity lines of credit and home equity loan balances are first lien positions or subordinate to other Washington Trust mortgages.

The consumer loan portfolio totaled $356.1 million at September 30, 2026, up by $20.2 million, or 6%, from December 31, 2025, reflecting an increase in home equity lines and loans.

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

Nonperforming Assets
Nonperforming assets include nonaccrual loans and OREO.

The following table presents nonperforming assets and additional asset quality data:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Commercial:
Commercial real estate	$12,605	$—
Commercial & industrial	489	—
Total commercial	13,094	—
Residential Real Estate:
Residential real estate	9,689	11,099
Consumer:
Home equity	1,753	1,824
Other	—	—
Total consumer	1,753	1,824
Total nonaccrual loans	24,536	12,923
OREO, net	—	—
Total nonperforming assets	$24,536	$12,923

Nonperforming assets to total assets	0.38%	0.20%
Nonperforming loans to total loans	0.48%	0.25%
Total past due loans to total loans	0.54%	0.22%
Allowance for credit losses on loans to total loans	0.78%	0.73%
Allowance for credit losses on loans to nonaccrual loans	165.01%	288.14%
Accruing loans 90 days or more past due	$—	$—

Nonaccrual Loans
During the nine months ended September 30, 2026, the Corporation made no changes in its practices or policies concerning the placement of loans into nonaccrual status.

Management's Discussion and Analysis

The following table presents the activity in nonaccrual loans:

(Dollars in thousands)	Three Months		Nine Months
For the periods ended September 30,	2026	2025	2026	2025
Balance at beginning of period	$39,816	$26,108	$12,923	$23,307
Additions to nonaccrual status	7,832	1,068	39,353	13,664
Loans returned to accruing status	(18,720)	—	(21,107)	(1,497)
Loans charged-off	(3,910)	(11,459)	(4,072)	(14,648)
Loans transferred to other real estate owned	—	—	—	—
Payments, payoffs, and other changes	(482)	(1,701)	(2,561)	(6,810)
Balance at end of period	$24,536	$14,016	$24,536	$14,016

The following table presents additional detail on nonaccrual loans:

(Dollars in thousands)	September 30, 2026					December 31, 2025
		Days Past Due					Days Past Due
	Current	30-89	90 or More	Total Nonaccrual	% (1)	Current	30-89	90 or More	Total Nonaccrual	% (1)
Commercial:
Commercial real estate	$6,031	$—	$6,574	$12,605	0.60%	$—	$—	$—	$—	—%
Commercial & industrial	—	—	489	489	0.07	—	—	—	—	—
Total commercial	6,031	—	7,063	13,094	0.47	—	—	—	—	—
Residential Real Estate:
Residential real estate	2,966	3,488	3,235	9,689	0.48	3,228	4,869	3,002	11,099	0.54
Consumer:
Home equity	574	243	936	1,753	0.52	1,347	131	346	1,824	0.57
Other	—	—	—	—	—	—	—	—	—	—
Total consumer	574	243	936	1,753	0.49	1,347	131	346	1,824	0.54
Total nonaccrual loans	$9,571	$3,731	$11,234	$24,536	0.48%	$4,575	$5,000	$3,348	$12,923	0.25%
(1)    Percentage of nonaccrual loans to the total loans outstanding within the respective loan class.

As of September 30, 2026, the composition of nonaccrual loans was 53% commercial and 47% residential and consumer. As of December 31, 2025, nonaccrual loans were 100% residential and consumer.

Nonaccrual loans at September 30, 2026 totaled $24.5 million, up by $11.6 million from the end of 2025. The increase was largely due to two collateral dependent CRE office segment loans with underlying properties located in our primary lending area that were placed on nonaccrual status. The first loan with a carrying value of $6.6 million at September 30, 2026, was placed on nonaccrual status in the first quarter of 2026 when the loan matured. Negotiations of renewal terms commenced in March 2026 and are ongoing. Specific reserves have been established on this loan based on a recent appraisal of the underlying collateral and continued negotiations with the borrower. The second loan with a carrying value of $6.0 million at September 30, 2026 was placed on nonaccrual status in the third quarter of 2026. Although the borrower is current with payment terms, with prolonged vacancies and recent market sales activity management placed this loan on nonaccrual status and established specific reserves for the estimated decline in the fair value of the collateral.

Also in the third quarter of 2026, management resolved a CRE office segment loan with a carrying value of $22.3 million that was previously placed on nonaccrual status when notification of a tenant’s intent to vacate was received in March 2026. This loan was modified as a TLM and bifurcated into two loans in the third quarter of 2026. As a result of this and satisfactory payment performance immediately before the modification, a loan for $18.5 million was returned to accruing status and the second loan for the remaining $3.8 million was charged off. The amount charged-off was fully provided for with specific reserves that were previously established in the first quarter of 2026.

Management's Discussion and Analysis

Past Due Loans
The following table presents past due loans by class:

(Dollars in thousands)	September 30, 2026		December 31, 2025
	Amount	% (1)	Amount	% (1)
Commercial:
Commercial real estate	$14,688	0.69%	$648	0.03%
Commercial & industrial	493	0.07	7	—
Total commercial	15,181	0.55	655	0.02
Residential Real Estate:
Residential real estate	10,655	0.52	9,095	0.44
Consumer:
Home equity	2,002	0.59	1,607	0.50
Other	46	0.29	26	0.15
Total consumer	2,048	0.58	1,633	0.49
Total past due loans	$27,884	0.54%	$11,383	0.22%
(1)Percentage of past due loans to the total loans outstanding within the respective loan class.

The composition of past due loans (loans past due 30 days or more) was 54% commercial and 46% residential and consumer as of September 30, 2026, compared to 6% commercial and 94% residential and consumer as of December 31, 2025.

Total past due loans increased by $16.5 million from the end of 2025, primarily due to two CRE office segment loans that have reached maturity in 2026 and negotiations of renewal terms are ongoing.

Total past due loans included $15.0 million of nonaccrual loans as of September 30, 2026, compared to $8.3 million as of December 31, 2025.

All loans 90 days or more past due at September 30, 2026 and December 31, 2025 were classified as nonaccrual.

Potential Problem Loans
Potential problem loans are loans that are currently performing in accordance with contractual terms, but where possible credit problems of the related borrowers cause management to have doubts about the ability of such borrowers to comply with the present loan repayment terms and which may result in such loans becoming nonperforming at some time in the future. The Corporation classifies certain loans as “substandard,” “doubtful,” or “loss” based on criteria consistent with guidelines provided by banking regulators. Management considers potential problem loans to be classified accruing commercial loans that were less than 90 days past due at September 30, 2026. Potential problem loans are not included in the amounts of nonaccrual loans presented above.

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

There were no potential problem loans identified by management at September 30, 2026, compared to $28.4 million at December 31, 2025.

Allowance for Credit Losses on Loans
The ACL on loans is management’s estimate of expected lifetime credit losses on loans carried at amortized cost.  The ACL on loans is established through a provision for credit losses recognized in earnings. The ACL on loans is reduced by charge-offs on loans and is increased by recoveries of amounts previously charged off. There were no significant changes in our modeling methodology to determine the ACL on loans during the three and nine months ended September 30, 2026.

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

The Corporation does not recognize a recovery when new appraisals indicate a subsequent increase in value.

The following table presents additional detail on the Corporation’s loan portfolio and associated allowance:

(Dollars in thousands)	September 30, 2026			December 31, 2025
	Loans	Related Allowance	Allowance / Loans	Loans	Related Allowance	Allowance / Loans
Individually analyzed loans	$14,108	$4,545	32.22%	$8,922	$43	0.48%
Pooled (collectively evaluated) loans (1)	5,152,954	35,943	0.70	5,125,801	37,193	0.73
Total	$5,167,062	$40,488	0.78%	$5,134,723	$37,236	0.73%
(1)The amount reported for pooled loans excludes negative basis adjustments associated with fair value hedges of $2.2 million and $335 thousand, respectively, at September 30, 2026 and December 31, 2025. See Note 6 to the Unaudited Consolidated Financial Statements for additional disclosure.

The ACL on loans amounted to $40.5 million at September 30, 2026, up by $3.3 million, or 9%, from the balance at December 31, 2025. The ACL on loans as a percentage of total loans, also known as the reserve coverage ratio, was 0.78% at September 30, 2026, compared to 0.73% at December 31, 2025. ACL on loans as a percentage of nonaccrual loans was 165.01% at September 30, 2026, compared to 288.14% at December 31, 2025.

Net charge-offs totaled $3.9 million for both the three and nine months ended September 30, 2026 and included a $3.8 million charge-off recognized in the third quarter on one commercial loan. Net charge-offs were $11.4 million and $14.4 million, respectively, for the three and nine months ended September 30, 2025 and included charge-offs of $11.3 million recognized in the third quarter of that year on two commercial loan relationships.

The increase in the ACL on loans from December 31, 2025 largely reflected specific reserve loss allocations on individually analyzed nonaccrual CRE office segment loans. Loan loss allowance coverage ratios are also affected by the timing and extent of charge-offs, particularly with respect to individually analyzed collateral dependent loans.

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

(Dollars in thousands)	September 30, 2026			December 31, 2025
	Allocated ACL	ACL to Loans	Loans to Total Portfolio (1)	Allocated ACL	ACL to Loans	Loans to Total Portfolio (1)
Commercial:
Commercial real estate	$23,761	1.12%	41%	$19,766	0.91%	43%
Commercial & industrial	9,316	1.41	13	9,750	1.73	11
Total commercial	33,077	1.19	54	29,516	1.07	54
Residential Real Estate:
Residential real estate	6,015	0.30	39	6,270	0.31	40
Consumer:
Home equity	1,245	0.37	7	1,186	0.37	6
Other	151	0.95	—	264	1.55	—
Total consumer	1,396	0.39	7	1,450	0.43	6
Total ACL on loans at end of period	$40,488	0.78%	100%	$37,236	0.73%	100%
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

The following table presents a summary of deposits:

(Dollars in thousands)	September 30, 2026		December 31, 2025		Balance Change
	Amount	% of Total	Amount	% of Total	$	%
Noninterest-bearing demand deposits	$690,665	13%	$595,092	11%	$95,573	16%
Interest-bearing demand deposits	720,603	13	756,794	14	(36,191)	(5)
NOW accounts	703,672	13	715,114	14	(11,442)	(2)
Money market accounts	1,300,322	24	1,185,420	22	114,902	10
Savings accounts	877,455	16	796,887	15	80,568	10
Time deposits (in-market)	1,143,299	21	1,220,683	24	(77,384)	(6)
Total in-market deposits	5,436,016	100	5,269,990	100	166,026	3
Wholesale brokered time deposits	—	—	—	—	—	—
Total deposits	$5,436,016	100%	$5,269,990	100%	$166,026	3%

Management's Discussion and Analysis
Total deposits were up by $166.0 million, or 3%, from the balance at December 31, 2025, largely reflecting growth in new depositor relationships established by our commercial institutional banking and treasury management teams. There were no wholesale brokered time deposits at September 30, 2026 or December 31, 2025. Competition for deposits in our market area is strong, and continued demand for higher‑cost deposit products remains. Washington Trust remains focused on maintaining existing depositor relationships and supporting organic deposit growth.

The following table presents a summary of the Bank’s uninsured deposits:

(Dollars in thousands)	September 30, 2026		December 31, 2025
	Balance	% of Total Deposits	Balance	% of Total Deposits
Uninsured Deposits:
Uninsured deposits (1)	$1,562,609	29%	$1,417,127	27%
Less: affiliate deposits (2)	97,514	2	85,651	2
Uninsured deposits, excluding affiliate deposits	1,465,095	27	1,331,476	25
Less: fully-collateralized preferred deposits (3)	173,808	3	220,937	4
Uninsured deposits, after exclusions	$1,291,287	24%	$1,110,539	21%
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

Borrowings
Borrowings primarily consist of FHLB advances, which are used as a source of funding for liquidity and interest rate risk management purposes. FHLB advances totaled $376.0 million at September 30, 2026, down by $250.0 million, or 40%, from the balance at the end of 2025. For additional information regarding FHLB advances see Note 9 to the Unaudited Consolidated Financial Statements.

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

Capital Resources
Total shareholders’ equity amounted to $530.8 million at September 30, 2026, down by $12.8 million from December 31, 2025. Net income of $48.0 million was offset by dividend declarations of $32.5 million and a decline of $30.5 million in the AOCL component of shareholders’ equity. The decline in AOCL reflected a decrease in the fair value of available for sale debt securities due to changes in market interest rates.

Washington Trust declared a quarterly dividend of 56 cents per share for the three months ended September 30, 2026, unchanged from the 56 cents per share declared for the same period in 2025.

The ratio of total equity to total assets amounted to 8.12% at September 30, 2026, compared to a ratio of 8.21% at December 31, 2025.  Book value per share was $27.82 at September 30, 2026, compared to $28.56 at December 31, 2025.

The Bancorp and the Bank are subject to various regulatory capital requirements. See Note 10 to the Unaudited Consolidated Financial Statements for additional discussion regarding shareholders’ equity.

Management's Discussion and Analysis
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

Management's Discussion and Analysis
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

The ALCO reviews simulation results to determine whether the Corporation’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure.  As of September 30, 2026 and December 31, 2025, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Corporation. All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Corporation’s balance sheet remain stable. The unchanged rate scenario as of September 30, 2026 shows net interest income trending higher over the next 12- and 24-month periods.

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

The following table sets forth the estimated change in net interest income compared to an unchanged rate scenario over the periods indicated for parallel changes in market interest rates using the Corporation’s on- and off-balance sheet financial instruments as of September 30, 2026 and December 31, 2025.  Interest rates are assumed to shift by parallel rate changes as shown in the table below. Further, deposits are assumed to have certain minimum rate levels below which they will not fall.  It should be noted that the rate scenarios shown do not necessarily reflect the ALCO’s view of the “most likely” change in interest rates over the periods indicated.

	September 30, 2026		December 31, 2025
	Months 1 - 12	Months 13 - 24	Months 1 - 12	Months 13 - 24
100 basis point rate decrease	(2.11%)	(2.86%)	(1.72%)	(2.33%)
200 basis point rate decrease	(4.11)	(6.06)	(3.30)	(5.07)
300 basis point rate decrease	(6.09)	(10.29)	(4.77)	(8.28)
100 basis point rate increase	0.26	(1.32)	0.52	(0.54)
200 basis point rate increase	2.09	0.61	2.07	2.36
300 basis point rate increase	3.81	1.70	3.72	4.54

The relative change in interest rate sensitivity from December 31, 2025, as shown in the above table, was attributable to changes in balance sheet composition and market interest rates. The changes reflected a shift in the mix and higher balances of in-market deposits, as well as higher balances of loans and lower balances of wholesale funding.

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

The following table summarizes the potential change in market value of the Corporation’s available for sale debt securities as of September 30, 2026 and December 31, 2025 resulting from immediate parallel rate shifts:

(Dollars in thousands)
Security Type	Down 100 Basis Points	Up 200 Basis Points
Obligations of U.S. government-sponsored enterprise securities (callable)	$640	($1,213)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	45,946	(95,923)
Obligations of states and political subdivisions	48	(82)
Trust preferred debt and other corporate debt securities	61	(127)
Total change in market value as of September 30, 2026	$46,695	($97,345)
Total change in market value as of December 31, 2025	$43,783	($110,315)

Liquidity Risk Management
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand.  The Corporation’s primary source of liquidity is in-market deposits, which funded approximately 81% of total average assets in the nine months ended September 30, 2026.  While the generally preferred funding strategy is to attract and retain low-cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace.  Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and brokered deposits), cash flows from the

Management's Discussion and Analysis
investment securities portfolio, and loan repayments.  Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs, although management has no intention to do so at this time.

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

The table below presents a summary of contingent liquidity balances by source:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Contingent Liquidity:
Federal Home Loan Bank of Boston (1)	$1,498,918	$1,356,005
Federal Reserve Bank of Boston (2)	111,760	104,379
Available cash liquidity (3)	21,716	17,460
Unencumbered securities	453,811	539,830
Total contingent liquidity	$2,086,205	$2,017,674

Percentage of total contingent liquidity to uninsured deposits	133.5%	142.4%
Percentage of total contingent liquidity to uninsured deposits, after exclusions	161.6%	181.7%
(1)As of September 30, 2026 and December 31, 2025, loans with a carrying value of $2.8 billion and $2.9 billion, respectively, and securities available for sale with carrying values of $62.8 million and $71.8 million, respectively, were pledged to the FHLB resulting in this additional borrowing capacity.
(2)As of September 30, 2026 and December 31, 2025, loans with a carrying value of $77.3 million and $58.3 million, respectively, and securities available for sale with a carrying value of $50.8 million and $57.6 million, respectively, were pledged to the FRBB for the discount window resulting in this additional unused borrowing capacity.
(3)Available cash liquidity excludes amounts restricted for collateral purposes and designated for operating needs.

In addition to the amounts presented above, the Bank also had access to a $40.0 million unused line of credit with the FHLB at September 30, 2026 and December 31, 2025.

The ALCO establishes and monitors internal liquidity measures to manage liquidity exposure. Liquidity remained within target ranges established by the ALCO during the nine months ended September 30, 2026.  Based on its assessment of the liquidity considerations described above, management believes the Corporation’s sources of funding meet anticipated funding needs.

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

Item 4.  Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, of the Corporation’s disclosure controls and procedures as of the period ended September 30, 2026.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Corporation’s management including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.  The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

Internal Control Over Financial Reporting
There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3.  Defaults Upon Senior Securities
None.

Item 4.  Mine Safety Disclosures
Not applicable.

Item 5.  Other Information
Insider Trading Arrangements
During the three months ended September 30, 2026, none of the Corporation’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6.  Exhibits
(a) Exhibits.  The following exhibits are included as part of this Form 10-Q:

Exhibit Number
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Filed herewith.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Furnished herewith. (1)
101	The following materials from Washington Trust Bancorp, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2026 formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related Notes to these consolidated financial statements.
104	The cover page from the Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2026 has been formatted in Inline XBRL and contained in Exhibit 101.
(1)These certifications are not “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Securities Exchange Act.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASHINGTON TRUST BANCORP, INC.
(Registrant)

Date:	November 5, 2026	By:	/s/ Edward O. Handy III
Edward O. Handy III
Chairman and Chief Executive Officer
(principal executive officer)

Date:	November 5, 2026	By:	/s/ Ronald S. Ohsberg
Ronald S. Ohsberg
Senior Executive Vice President, Chief Financial Officer, and Treasurer
(principal financial officer)

Date:	November 5, 2026	By:	/s/ Maria N. Janes
Maria N. Janes
Executive Vice President, Chief Accounting Officer, and Controller
(principal accounting officer)